Form 10-Q
period 2007-08-31
DemandTec, Inc.
filed 2007-10-05
CIK 1400400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission file number: 001-33634
DemandTec, Inc.
(Exact name of registrant as specified in its charter)

Delaware	94-3344761
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)
One Circle Star Way, Suite 200
San Carlos, California 94070
(Address of Principal Executive Offices including Zip Code)
(650) 226-4600
(Registrant’s Telephone Number, Including Area Code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐       No ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐       Accelerated filer ☐      Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☑
The number of shares of the registrant’s common stock, par value $0.001, outstanding as of September 28, 2007 was: 26,250,866.

DemandTec, Inc.
INDEX

     Item 1. Consolidated Financial Statements
DemandTec, Inc.
Consolidated Balance Sheets
(in thousands, except per share data)

	August 31,	February 28,
	2007	2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$20,677	$21,036
Marketable securities	54,535	4,442
Accounts receivable, net of allowances of $65 and $62 as of August 31 and February 28, 2007, respectively	13,264	14,338
Deferred commissions, current	2,190	2,167
Prepaid expenses and other current assets	1,610	1,035

Total current assets	92,276	43,018
Property, equipment and leasehold improvements, net	4,383	2,941
Restricted cash	200	200
Deferred commissions, non-current	512	122
Goodwill	5,290	5,290
Acquired intangible assets	4,244	4,729
Other assets	1	495

Total assets	$106,906	$56,795

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$5,037	$4,538
Accrued compensation	4,144	3,258
Deferred revenue, current	33,436	31,143
Note payable, current	—	1,585
Note payable to former TradePoint shareholders	1,800	1,800
Liability for early exercise of stock options, current	123	168
Redeemable convertible preferred stock warrant liability	—	592

Total current liabilities	44,540	43,084

Liability for early exercise of stock options, non-current	71	130
Deferred revenue, non-current	14,127	11,029
Note payable, non-current	—	8,678
Line of credit	—	3,000
Other long-term liabilities	435	461

Redeemable convertible preferred stock:
Series B, $0.001 par value — 5,219 shares authorized, 5,188 shares issued and outstanding as of February 28, 2007; no shares authorized as of August 31, 2007	—	17,005
Series C, $0.001 par value — 6,299 shares authorized, 6,223 shares issued and outstanding as of February 28, 2007; no shares authorized as of August 31, 2007	—	32,068

Total redeemable convertible preferred stock	—	49,073

Stockholders’ equity (deficit):
Convertible preferred stock, Series A, $0.001 par value — 2,100 shares authorized, 2,100 shares issued and outstanding as of February 28, 2007; no shares authorized as of August 31, 2007	—	2,071
Preferred stock, $0.001 par value — 10,000,000 shares authorized as of August 31, 2007, no shares issued or outstanding	—	—
Common stock, $0.001 par value — 175,000 and 100,000 shares authorized as of August 31 and February 28, 2007, respectively; 26,250 and 6,455 shares issued and outstanding, excluding 123 and 200 shares subject to repurchase, as of August 31 and February 28, 2007, respectively	26	6
Additional paid-in capital	118,001	7,204
Accumulated deficit	(70,294)	(67,941)

Total stockholders’ equity (deficit)	47,733	(58,660)

Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$106,906	$56,795

See Notes to Consolidated Financial Statements.

DemandTec, Inc.
Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2007	2006	2007	2006
Revenue	$14,673	$10,447	$27,921	$20,513
Cost of revenue(1)(2)	5,015	3,102	9,338	6,422

Gross profit	9,658	7,345	18,583	14,091

Operating expenses:
Research and development(2)	5,066	3,582	10,138	6,811
Sales and marketing(2)	3,876	2,898	7,619	5,739
General and administrative(2)	1,269	672	2,398	1,205
Amortization of acquired intangible assets	91	—	182	—

Total operating expenses	10,302	7,152	20,337	13,755

Income (loss) from operations	(644)	193	(1,754)	336

Interest income	430	140	780	250
Interest expense	(823)	(205)	(1,216)	(262)
Other income (expense), net	59	(14)	(12)	55

Income (loss) before provision (benefit) for income taxes	(978)	114	(2,202)	379
Provision (benefit) for income taxes	127	(4)	138	(14)

Net income (loss)	(1,105)	118	(2,340)	393

Accretion to redemption value of preferred stock	5	8	13	16

Net income (loss) attributable to common stockholders	$(1,110)	$110	$(2,353)	$377

Net income (loss) per common share, basic	$(0.10)	$0.02	$(0.26)	$0.07

Net income (loss) per common share, diluted	$(0.10)	$0.01	$(0.26)	$0.02

Shares used in computing basic net income (loss) per common share	11,443	5,117	8,974	5,057

Shares used in computing diluted net income (loss) per common share	11,443	21,466	8,974	21,443

(1) Includes amortization of acquired intangible assets	$152	$—	$304	$—

(2) Includes stock-based compensation expense as follows:
Cost of revenue	$201	$5	$300	$8
Research and development	176	7	247	11
Sales and marketing	136	14	225	18
General and administrative	92	8	229	10
See Notes to Consolidated Financial Statements.

DemandTec, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended
	August 31,
	2007	2006
Operating activities:
Net income (loss)	$(2,340)	$393
Adjustment to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	855	452
Stock-based compensation expense	1,001	47
Amortization of warrants issued in conjunction with debt	64	22
Revaluation of warrants to fair value	119	11
Amortization of acquired intangible assets	486	—
Amortization of financing costs	96	25
Charge on early extinguishment of debt	504	—
Provision for accounts receivable	3	(29)
Other	93	(53)
Changes in operating assets and liabilities:
Accounts receivable	1,027	(2,938)
Prepaid expenses and other current assets	(575)	(523)
Deferred commissions	(413)	561
Other assets	(30)	(118)
Accounts payable and accrued expenses	(1,495)	(392)
Accrued compensation	888	335
Deferred revenue	5,391	(1,573)

Net cash provided by (used in) operating activities	5,674	(3,780)

Investing activities:
Purchases of property, equipment and leasehold improvements	(2,297)	(1,096)
Purchases of marketable securities	(54,193)	(1,950)
Maturities of marketable securities	4,100	1,692

Net cash used in investing activities	(52,390)	(1,354)

Financing activities:
Proceeds from issuance of common stock, net of repurchases	142	488
Proceeds from issuance of convertible preferred stock	—	65
Net cash proceeds from initial public offering	57,702	—
Increase in liability associated with offering costs	1,957	—
Proceeds from advances on line of credit	—	3,000
Payments on line of credit	(3,000)	(2,218)
Proceeds from issuance of notes payable	—	10,000
Payment of term loan balloon interest	(400)	—
Payments of notes payable	(10,000)	—

Net cash provided by financing activities	46,401	11,335

Effect of exchange rate changes on cash and cash equivalents	(44)	68

Net (decrease) increase in cash and cash equivalents	(359)	6,269
Cash and cash equivalents at beginning of period	21,036	12,288

Cash and cash equivalents at end of period	$20,677	18,557

Supplemental information:
Cash paid for interest	$956	$216

Cash paid for income taxes	$125	$6

Reclassification of preferred stock warrant from liability to additional paid-in capital	$712	$—

Issuance of warrants for common stock	—	$171

Issuance of warrants for preferred stock	—	$172

Deferred financing costs on note payable	—	$400

Conversion of preferred stock to common stock and additional paid-in capital	$51,144	$—

See Notes to Consolidated Financial Statements.

DemandTec, Inc.
Notes to Consolidated Financial Statements
1. Business Summary and Significant Accounting Policies
Business Summary
     DemandTec, Inc. was incorporated in Delaware on November 1, 1999. We market and sell Consumer Demand Management software that enables retailers and consumer products companies to better understand consumer demand and improve pricing, promotion and other merchandising and marketing decisions designed to achieve sales volume, revenue, profitability or other business objectives. We are headquartered in San Carlos, California, with additional offices in North America, Europe and Japan.
     Initial Public Offering
          In August 2007, we completed our initial public offering, or IPO, in which we sold and issued 6,000,000 shares of our common stock at an issue price of $11.00 per share. We raised a total of $66.0 million in gross proceeds from the IPO, or approximately $57.7 million in net proceeds after deducting underwriting discounts and commissions of $4.6 million and other offering costs of $3.7 million. Upon the closing of the IPO, all shares of convertible preferred stock outstanding automatically converted into 13,511,107 shares of common stock.
Significant Accounting Policies
     Basis of Presentation
     Our consolidated financial statements include our accounts and those of our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The accompanying consolidated balance sheet as of August 31, 2007, consolidated statements of operations for the three and six months ended August 31, 2007 and 2006 and statements of cash flows for the six months ended August 31, 2007 and 2006 are unaudited. The consolidated balance sheet data as of February 28, 2007 was derived from the audited consolidated financial statements which are included in the final prospectus dated August 8, 2007 related to our IPO. The accompanying statements should be read in conjunction with the audited consolidated financial statements and related notes contained in that prospectus.
     The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, or GAAP, pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. They do not include all of the financial information and footnotes required by GAAP. In the opinion of our management, the unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for the fair presentation of our statement of financial position and our results of operations for the periods included in this quarterly report. The results for the three and six months ended August 31, 2007 are not necessarily indicative of the results to be expected for any subsequent quarter or for the year ending February 29, 2008.
     Revenue Recognition
     We generate revenue from fees under agreements with initial terms that generally are one to three years in length. Our agreements contain multiple elements, which include the use of our software, hosting services, professional services, maintenance, and customer support. Professional services consist of implementation, training, data modeling, and analytical services related to our customers’ use of our software.

     Because we provide our applications as a service, we follow the provisions of SEC Staff Accounting Bulletin No. 104, Revenue Recognition, and Emerging Issues Task Force, or EITF, Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, or EITF 00-21. We recognize revenue when all of the following conditions are met:
•	there is persuasive evidence of an arrangement;
•	the service has been provided to the customer;
•	the collection of the fees is probable; and
•	the amount of fees to be paid by the customer is fixed or determinable.
     In applying the provisions of EITF 00-21, we have determined that we do not have objective and reliable evidence of fair value for each element of our offering. As a result, the elements within our agreements do not qualify for treatment as separate units of accounting. Therefore, we account for all fees received under our agreements as a single unit of accounting and recognize them ratably over the term of the related agreement, commencing upon the later of the agreement start date or the date access to the application is provided to the customer.
     Deferred Revenue
     Deferred revenue consists of billings or payments received in advance of revenue recognition. For arrangements with terms over one year, we generally invoice our customers in annual installments, although certain multi-year agreements have had certain fees for all years invoiced and paid up-front. Deferred revenue to be recognized in the succeeding 12-month period is included in current deferred revenue on our consolidated balance sheets with the remaining amounts included in non-current deferred revenue.
     Foreign Currency Translation
     The majority of our sales arrangements are denominated in and the functional currency of our international operations is the United States dollar. Our international operations’ financial statements are remeasured into United States dollars, with adjustments recorded as foreign currency gains (losses) in the consolidated statement of operations for the period. All monetary assets and liabilities are remeasured at the current exchange rate at the end of the period, non-monetary assets and liabilities are remeasured at historical exchange rates, and revenue and expenses are remeasured at average exchange rates in effect during the period. We recognized a foreign currency gain (loss) of $101,000 and ($5,000) for the three months ended August 31, 2007 and 2006, respectively, and $108,000 and $67,000 for the six months ended August 31, 2007 and 2006, respectively, in other income (expense), net.
     Concentrations of Credit Risk, Significant Customers and Suppliers and Geographic Information
     Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities and accounts receivable. Although we deposit our cash with multiple financial institutions, our deposits, at times, may exceed federally insured limits. Collateral is not required for accounts receivable.
     The following customers accounted for more than 10.0% of our revenue in the periods presented.

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2007	2006	2007	2006
Customer A	14.5%	3.6%	10.3%	1.8%
Customer B	3.0%	12.1%	3.3%	12.3%
Customer C	3.2%	7.8%	3.3%	12.2%
Customer D	2.8%	12.5%	2.9%	12.8%

     As of August 31 and February 28, 2007, long-lived assets located outside the United States were not significant.
     Revenue by geographic region, based on the billing address of the customer, was as follows (in thousands):

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2007	2006	2007	2006
United States	$12,994	$9,612	$24,571	$19,114
International	1,679	835	3,350	1,399

Total revenue	$14,673	$10,447	$27,921	$20,513

     As of August 31, 2007, one customer accounted for 17% of our outstanding accounts receivable balance. As of February 28, 2007, a different customer accounted for 70% of our outstanding accounts receivable balance. Both amounts were collected subsequent to their respective period ends.
     The equipment hosting our software is located in two third-party data center facilities located in California. We do not control the operation of these facilities and our operations are vulnerable to damage or interruption in the event either of these third-party data center facilities fails.
     Redeemable Convertible Preferred Stock Warrants
     Prior to our IPO, freestanding warrants related to shares that were redeemable were accounted for in accordance with SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, or SFAS No. 150. Following SFAS No. 150, the freestanding warrants associated with our redeemable convertible preferred stock were classified as liabilities on our consolidated balance sheet and were subject to re-measurement at each balance sheet date and through the closing of our IPO. Any change in fair value was recognized as a component of other income (expense), net. Subsequent to the closing of our IPO and the associated conversion of our outstanding convertible preferred stock to common stock, the warrants were reclassified from liabilities to common stock and additional paid-in capital and are no longer subject to re-measurement. A total of $711,000 was reclassified in this manner in our quarter ended August 31, 2007. At August 31, 2007, warrants to purchase 144,247 shares of common stock were outstanding.
     Deferred Commissions
     We capitalize certain commission costs directly related to the acquisition of a customer agreement in accordance with Financial Accounting Standards Board, or FASB, Technical Bulletin 90-1, Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts. Our commission payments are paid shortly after our receipt of the related customer payment. The commissions are deferred and amortized to sales and marketing expense over the revenue recognition term of the related non-cancelable customer agreement. The deferred commission amounts are recoverable through their accompanying future revenue streams under non-cancellable customer agreements. We believe this is the appropriate method of accounting as the commission charges are so closely related to the revenue from the customer contracts that they should be recorded as an asset and charged to expense over the same period that the related revenue is recognized. We capitalized gross commission costs of approximately $569,000 and $1.5 million for the three and six months ended August 31, 2007, respectively, and amortized commission costs to expense of $557,000 and $1.1 million, respectively. We capitalized gross commission costs of approximately $122,000 and $626,000 for the three and six months ended August 31, 2006, respectively, and amortized commission costs to expense of $371,000 and $695,000, respectively.

     Goodwill and Intangible Assets
     We record as goodwill the excess of the acquisition purchase price over the fair value of the tangible and identifiable intangible assets acquired. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, or SFAS No. 142, we do not amortize goodwill, but will perform an annual impairment review of our goodwill during our third quarter, or more frequently if indicators of potential impairment arise. Following the criteria of SFAS No. 131 and SFAS No. 142, we have a single operating segment and consequently evaluate goodwill for impairment based on an evaluation of the fair value of our company as a whole. We record acquired intangible assets at their respective estimated fair values at the date of acquisition. Acquired intangible assets are being amortized using the straight-line method over their estimated useful lives, which range from three to ten years. We evaluate the remaining useful lives of intangible assets on a periodic basis to determine whether events or circumstances warrant a revision to the remaining estimated amortization period.
     Impairment of Long-Lived Assets
     We evaluate the recoverability of our long-lived assets, including acquired intangible assets and property and equipment, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Long-lived assets are reviewed for possible impairment whenever events or circumstances indicate that the carrying amount of these assets may not be recoverable. We measure recoverability of each asset by comparison of its carrying amount to the future undiscounted cash flows we expect the asset to generate. If we consider the asset to be impaired, we measure the amount of any impairment as the difference between the carrying amount and the fair value of the impaired asset. We observed no impairment indicators through August 31, 2007.
     Stock-Based Compensation
     Prior to March 1, 2006, we accounted for stock-based employee and director compensation under the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or APB No. 25, and elected to follow the disclosure-only alternative prescribed by SFAS No. 123, Accounting for Stock-Based Compensation, or SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. Under APB No. 25, stock-based employee and director compensation arrangements were accounted for using the intrinsic-value method based on the difference, if any, between the estimated fair value of our common stock and the exercise price on the date of grant.
     Effective March 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123R, Share-Based Payment, using the prospective transition method, which requires us to apply the provisions of SFAS No. 123R only to new awards granted, and to awards modified, repurchased or cancelled, after the adoption date. Under this transition method, stock-based compensation expense recognized beginning March 1, 2006 is based on the grant-date fair value of stock option awards granted or modified on or after March 1, 2006.
     Options and warrants granted to consultants and other non-employees are accounted for in accordance with EITF Issue No. 96-18, Accounting for Equity Investments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, or EITF No. 96-18, and are valued using the Black-Scholes method prescribed by SFAS No. 123. These options are subject to periodic revaluation over their vesting terms, and are charged to expense over the vesting term using the graded method.
     Net Income (Loss) per Common Share
     We compute net income (loss) per share in accordance with SFAS 128, Earnings per Share. Under the provisions of SFAS 128, basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period except that it does not include unvested common shares subject to repurchase. Diluted net income per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options or warrants or upon the settlement of performance stock units (PSUs), unvested common shares subject to repurchase or cancellation and convertible preferred stock. The dilutive effect of outstanding stock options, PSUs and warrants is reflected in diluted income per share by application of the treasury stock method. Convertible preferred stock is reflected on an if-converted basis from the date of issuance. For the three and six months ended August 31, 2007, basic and diluted net loss per common share were the same as the impact of all potentially dilutive securities outstanding was anti-dilutive.
     The following table presents the calculation of basic and diluted net income (loss) per common share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2007	2006	2007	2006
Net income (loss) attributable to common stockholders	$(1,110)	$110	$(2,353)	$377

Weighted average number of common shares outstanding	11,582	5,400	9,129	5,364
Less: Weighted average number of common shares subject to repurchase	(139)	(283)	(155)	(307)

Weighted average number of common shares outstanding used in computing basic net income (loss) per common share	11,443	5,117	8,974	5,057

Net income (loss) per common share, basic	$(0.10)	$0.02	$(0.26)	$0.07

Effect of dilutive securities:
Weighted average convertible preferred shares	—	13,503	—	13,501
Weighted average stock options and warrants and unvested common shares subject to repurchase	—	2,846	—	2,885

Weighted average number of common shares outstanding used in computing diluted net income (loss) per common share	11,443	21,466	8,974	21,443

Net income (loss) per common share, diluted	$(0.10)	$0.01	$(0.26)	$0.02

     The following weighted average outstanding shares subject to options and warrants to purchase common stock, common stock subject to repurchase, convertible preferred stock and shares subject to warrants to purchase convertible preferred stock were excluded from the computation of diluted net income (loss) per common share for the periods presented because including them would have had an anti-dilutive effect (in thousands):

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2007	2006	2007	2006

Shares subject to options to purchase common stock and PSUs	5,023	—	4,748	—
Shares subject to warrants to purchase common stock	98	—	144	—
Common stock subject to repurchase	139		155
Convertible preferred stock (as-converted basis until IPO)	10,133	—	11,822	—

Total	15,393	—	16,869	—

     Recent Accounting Pronouncements
     In June 2007, the FASB ratified EITF 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities (EITF 07-3). EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. EITF 07-3 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007, and we will adopt it in the first quarter of fiscal 2009. We are currently evaluating the impact of the pending adoption of EITF 07-3 on our consolidated financial statements.
2. Goodwill and Purchased Intangibles
     On November 9, 2006, we acquired all of the issued and outstanding capital stock of TradePoint Solutions, Inc., or TradePoint, a provider of on-demand promotion offer management software linking manufacturers, sales agencies and retailers on one platform. We did not assume any TradePoint outstanding options or warrants. The operating results of TradePoint have been included in the accompanying consolidated financial statements from the date of the acquisition. We accounted for the TradePoint acquisition under the purchase method of accounting whereby the excess of the purchase price over the fair value of net tangible and identifiable assets acquired was recorded as goodwill. Intangible assets are being amortized on a straight-line basis over a period of three to ten years.
     The carrying values as of August 31, 2007 of amortizing intangible assets acquired in the TradePoint acquisition are summarized in the following table:

				Weighted
				Average
	Gross	Accumulated	Net	Amortization
	Value	Amortization	Value	Period
		(dollars in thousands)		(in years)
Developed technology	$3,050	$ (508)	$2,542	5
Customer relationships	940	(112)	828	7
Non-compete covenants	500	(139)	361	3
Trade name	560	(47)	513	10

Total	$5,050	$ (806)	$4,244

     Amortization expense related to acquired intangible assets was $243,000 for the three months ended August 31, 2007, of which $91,000 was included as a separate component of operating expenses and $152,000 was included in cost of revenue in the accompanying statements of operations. Amortization expense related to acquired intangible assets was $486,000 for the six months ended August 31, 2007, of which $182,000 was included as a separate component of operating expenses and $304,000 was included in cost of revenue in the accompanying statements of operations.
     As of August 31, 2007, the estimated amortization expense related to the acquired intangible assets for each of the next five fiscal years and thereafter is summarized in the following table (in thousands):

As of
August 31,
Fiscal Year	2007
2008 (as of August 31, 2007, for the remaining six months)	$482
2009	967
2010	913
2011	800
2012	597
Thereafter	485

Total	$4,244

3. Marketable Securities
     Marketable securities, at amortized cost, consisted of the following (in thousands):

	As of	As of
	August 31,	February 28,
	2007	2007
Certificates of deposit	$200	$550
Commercial paper	10,239	350
Corporate bonds	3,215	2,698
U.S. agency bonds	40,087	250
Asset backed securities	794	594

Total marketable securities	$54,535	$4,442

     The maturity dates of the U.S. agency bonds range from October 2007 through January 2008.
     Interest income from marketable securities was $71,000 and $125,000, respectively, in the three and six months ended August 31, 2007, and is included in interest income in the accompanying statements of operations. Interest income from marketable securities was $30,000 and $60,000, respectively, in the three and six months ended August 31, 2006, and is included in interest income in the accompanying statements of operations. All investments were held to maturity and, thus, there were no recognized gains or losses during the three and six months ended August 31, 2007 and 2006.
4. Commitments
     We lease office space in various locations throughout the United States and Europe. Total rent expense was $208,000 and $410,000 for the three and six months ended August 31, 2007, respectively. Total rent expense was $184,000 and $366,000 for the three and six months ended August 31, 2006, respectively.
     As of August 31, 2007 and February 28, 2007, future minimum lease commitments due under noncancelable operating leases were as follows (in thousands):

As of
August 31,
Fiscal Year	2007
2008 (for the remaining six months)	$464
2009	1,035
2010	1,065
2011	133

Total	$2,697

     In connection with a noncancelable operating lease commitment, we have issued, in favor of our landlord, an irrevocable letter of credit for an aggregate amount of $200,000 that will automatically renew until the lease expires in February 2010. As of August 31, 2007, we had a $200,000 certificate of deposit with a financial institution to secure the letter of credit, which is recorded as restricted cash on the accompanying balance sheets.
5. Debt and Warrants
     In May 2006, we entered into a revolving line of credit with a financial institution. Amounts available for borrowing are limited to the lesser of (i) $5.0 million or (ii) $3.0 million plus 80% of eligible accounts receivable. Borrowings under this line of credit accrue interest at the greater of (i) the prime rate plus 0.5% or (ii) 8.0%. The facility expires in May 2008. During the first year of this line of credit, minimum monthly interest was charged based on the higher of interest based on outstanding borrowings or the interest applicable to borrowings of $2.0 million. There is no prepayment penalty, and no minimum interest is due if the line of credit is repaid in full and the facility is closed. The line of credit is collateralized by all of our assets and requires us to comply with certain covenants, including limitations on indebtedness and restrictions on dividend distributions. We also guaranteed and pledged to the financial institution a security interest in all of our intellectual property. As of February 28, 2007, we had $3.0 million outstanding under this line of credit. In August 2007, we paid off the entire outstanding balance of $3.0 million.
     In connection with entering into the line of credit agreement, we issued the financial institution a warrant to purchase up to 37,500 shares of our Series C convertible preferred stock at an exercise price of $5.16 per share. The warrant was nonforfeitable, fully vested and exercisable upon grant, and expires in May 2016. The fair value of the warrant was recorded as debt issuance costs and was being amortized to interest expense using the effective interest method over the loan term. Upon the completion of the IPO, the warrant converted into a warrant to purchase common stock.
     In July 2006, we entered into a 48-month $10.0 million term loan, or the July 2006 Loan, with two financial institutions at a fixed interest rate of 9.50%. During the first 12-month interest-only period, interest was payable monthly. Following the interest-only period, we were obligated to pay principal and interest in equal monthly installments over the remaining 36 months. The final scheduled payment included a balloon interest payment of $400,000. The balloon interest payment was accounted for as a deferred charge in other assets and was being amortized to interest expense over the term of the loan. In August 2007, we paid off the term loan balance, without penalty, including the full $400,000 balloon interest payment. The term loan facility is no longer available.
     In connection with the July 2006 Loan, we issued to each of the two financial institutions a warrant to purchase up to 37,500 shares of our common stock (for an aggregate of 75,000 shares) at an exercise price of $2.70 per share. Each warrant was nonforfeitable, fully vested and exercisable upon grant, and had an expiration date in July 2016. The fair value of the warrants was recorded to debt issuance costs and was being amortized to interest expense using the effective interest method over the loan term. In August 2007, one of the financial institutions exercised its warrant, resulting in our issuance of 26,797 shares of common stock after netting 10,703 shares in payment of the exercise price of $2.70 per share.
     In addition to the warrants issued in conjunction with debt in our fiscal 2007, in October 2001, we granted to a financial institution a warrant to purchase up to 30,488 shares of our Series B redeemable convertible preferred stock, at an exercise price of $3.28 per share, in connection with a loan for equipment financing. The warrant was nonforfeitable, fully vested and exercisable upon grant, and will expire in October 2008. In March 2002, we granted to the same financial institution an additional warrant to purchase up to 38,759 shares of our Series C redeemable convertible preferred stock, at an exercise price of $5.16 per share, in connection with a loan for equipment financing. The warrant was nonforfeitable, fully vested and exercisable upon grant, and will expire in March 2012. Upon the completion of the IPO, the warrant converted into a warrant to purchase common stock.
     Under FSP 150-5, prior to the closing date of our IPO, the preferred stock warrants were classified in liabilities and were revalued each reporting period, with the changes in fair value recorded within other income (expense), net in the accompanying consolidated statements of operations. Because of the automatic conversion of the preferred stock warrants to common stock warrants upon the closing of our IPO, we will no longer revalue the warrants and we have reclassified the $711,000 remaining liability balance to additional paid-in capital in the accompanying August 31, 2007 balance sheet.
     Expense associated with the amortization of the fair values of the warrants, loan financing costs and the balloon interest payment on the term loan was $65,000 and $156,000, respectively, in the three and six months ended August 31, 2007 and $47,000 in the three and six months ended August 31, 2006. In addition, we accelerated the expense recognition of the remaining unamortized fair values of the warrants, loan financing cost and balloon interest balances upon paying off the $3.0 million revolving line of credit balance and the $10.0 million term loan in August 2007, resulting in an additional $504,000 charge to interest expense in the three and six months ended August 31, 2007.
6. Stockholders’ Equity
     In August 2007, we completed our initial public offering in which we sold and issued 6,000,000 shares of common stock at an issue price of $11.00 per share. As a result of the IPO, we raised a total of $66.0 million in gross proceeds, or approximately $57.7 million in net proceeds after deducting underwriting discounts and commissions of $4.6 million and other offering costs of $3.7 million. Upon the closing of the IPO, all shares of our convertible preferred stock outstanding automatically converted into 13,511,107 shares of common stock. As of August 31, 2007 we had the following common shares outstanding (in thousands):

Common stock issued in IPO	6,000
Common stock issued upon conversion of preferred stock	13,511
Common stock issued to pre-IPO investors or upon exercise of options or warrants	6,739

Total	26,250

     We have issued shares of common stock under restricted stock purchase agreements in connection with early exercises of common stock option grants. These agreements contain provisions for the repurchase of unvested shares by us at the original issuance price upon termination of the optionholders’ employment. The repurchase rights generally lapse over four years. As of August 31 and February 28, 2007, we had 26,250,054 and 6,654,606 shares of common stock outstanding, respectively. Of these shares, 123,230 and 199,931 shares, respectively, were subject to our lapsing right to repurchase.
Equity Incentive Plans and Employee Stock Purchase Plan
     1999 Equity Incentive Plan
     In December 1999, our Board of Directors adopted the 1999 Equity Incentive Plan (the “1999 Plan”). The 1999 Plan, which expired on August 8, 2007, provided for incentive or nonstatutory stock options, stock bonuses and rights to acquire restricted stock to be granted to employees, outside directors and consultants. As of August 31, 2007 options to purchase 7,079,062 shares of common stock remained outstanding under the 1999 Plan. Such options are exercisable as determined by our Board of Directors and as specified in each option agreement. Options granted under the 1999 Plan vest over a period of time as determined by our Board of Directors, generally four years, and expire no more than ten years from the date of grant.
     2007 Equity Incentive Plan
     In May 2007 our Board of Directors adopted, and in July 2007 our stockholders approved, the 2007 Equity Incentive Plan (the “2007 Plan”). The 2007 Plan became effective upon our IPO. The 2007 Plan, which is administered by the Compensation Committee of our Board of Directors, provides for stock options, stock units, restricted shares, and stock appreciation rights to be granted to employees, non-employee directors and consultants. Three million shares of our common stock have initially been reserved for issuance under the 2007 Plan. In addition, on the first day of each fiscal year commencing with fiscal year 2009, the aggregate number of shares reserved for issuance under the 2007 Plan shall automatically increase by a number equal to the lowest of a) 5% of the total number of shares of common stock then outstanding, b) 3,750,000 shares, or c) a number determined by our Board of Directors.
     Stock Options. Options granted under the 2007 Plan may be either incentive stock options or nonstatutory stock options and are exercisable as determined by the Compensation Committee and as specified in each option agreement. Options vest over a period of time as determined by the Compensation Committee, generally four years, and generally expire seven years (but in any event no more than ten years) from the date of grant. The exercise price of any stock option granted under the 2007 Plan may not be less than the fair market value of our common stock, on the date of grant. The term of the 2007 Plan is ten years.
     Performance Stock Units. Performance stock units (PSUs) are awards under our 2007 Plan that entitle the recipient to receive shares of our common stock upon vesting and settlement of the awards pursuant to certain performance and time-based vesting criteria set by our Compensation Committee. We measure the value of the PSUs at fair value on the measurement date, based on the number of units granted and the market price of our common stock on that date. We amortize the fair value, net of estimated forfeitures, as stock-based compensation expense on a straight-line basis over the vesting period of each tranche of the award, viewing each tranche as a separate award. SFAS 123(R) requires compensation expense to be recognized on the PSUs if it is probable that the performance and service conditions will be achieved. We evaluate the probability of meeting the performance criteria at the end of each reporting period to determine whether to accrue compensation expense. The PSUs may vest over a period of up to 29 months.
     On August 17, 2007, our Compensation Committee granted 1,000,000 PSUs to our executive officers and other key employees. The PSU grants are divided into two tranches. The first tranche consists of 30% of each grant, and relates to fiscal 2008 company performance and subsequent individual service requirements. The second tranche consists of the remaining 70% of each grant, and relates to fiscal 2009 company performance and subsequent individual service requirements.
     At the measurement date, the fair value of the PSUs granted was $9,970,000, which is to be recognized over the vesting lives of the awards. We have assessed that it is probable that the company performance targets will be achieved and are recording compensation expense over the anticipated vesting periods of the awards, using an assumed forfeiture rate. At each reporting period, we will reassess the probability of achieving the performance targets and the service periods required for vesting. The estimation of whether the performance targets and service periods will be achieved requires judgment. To the extent actual results or updated estimates differ from our current estimates, either (a) the cumulative effect on current and prior periods of those changes will be recorded in the period those estimates are revised, or (b) the change in estimate will be applied prospectively, depending on whether the change affects the estimate of total compensation cost to be recognized or merely affects the period over which the compensation cost will be recognized. The ultimate number of shares to be issued upon settlement of the PSUs, and the related compensation expense to be recognized, will be based on actual achievement of the performance targets and service requirements. For the three months ended August 31, 2007, we recognized stock-based compensation expense associated the PSUs of $213,000.

     2007 Employee Stock Purchase Plan
     In May 2007 our Board of Directors adopted, and in July 2007 our stockholders approved, the 2007 Employee Stock Purchase Plan (the “ESPP”). Under the ESPP, eligible employees may purchase shares of common stock at a price per share equal to 85% of the lesser of the fair market value of our common stock as of the beginning or the end of the applicable offering period. The initial offering period commenced on August 8, 2007 and will end on April 15, 2008; each subsequent offering period will last for six months. 500,000 shares of our common stock have initially been reserved for issuance under the ESPP. In addition, on the first day of each fiscal year commencing with fiscal year 2009, the aggregate number of shares reserved for issuance under the ESPP shall automatically increase by a number equal to the lowest of a) 1% of the total number of shares of common stock then outstanding, b) 375,000 shares, or c) a number determined by our Board of Directors.
     A summary of activity under our 1999 and 2007 Equity Incentive Plans follows:

			Average
			Option
	Shares	Shares Subject	Exercise
	Available	to Options	Price
	for Grant	Outstanding	per Share
	(shares in thousands)
Balance at February 28, 2007	318	6,176	$1.98
Additional shares authorized	3,675	—
Options granted	(1,163)	1,163	9.11
Performance stock units granted	(1,000)
Options exercised	—	(68)	2.11
Options canceled/forfeited	192	(192)	4.63
Options repurchased	10	—	1.76
Options expired	(32)

Balance at August 31, 2007	2,000	7,079	$3.07

     The following table summarizes information concerning options outstanding at August 31, 2007:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
	Number of	Average	Average	Number of	Average
	Shares	Remaining	Exercise	Shares	Exercise
	Subject to	Contractual	Price per	Subject to	Price per
	Options	Term	Share	Options	Share
Range of Exercise Prices	(in thousands)	(in years)		(in thousands)
$0.10 — $1.00	2,210	5.27	$0.86	2,105	$0.85
1.30 — 1.70	1,531	7.36	1.36	960	1.35
1.90 — 2.70	907	8.40	2.56	333	2.54
3.20 — 3.80	1,104	8.59	3.72	226	3.75
5.40 — 6.70	634	9.52	6.20	33	5.44
8.60 — 11.00	693	9.70	10.69	1	11.00

	7,079	7.46	$3.07	3,658	$1.20

     At August 31, 2007, the aggregate intrinsic value of currently exercisable options was approximately $30.1 million and the weighted average remaining contractual term of those options was 6.2 years. The aggregate intrinsic value was calculated as the difference between the exercise price of the underlying stock option awards and the closing market value of our common stock on August 31, 2007 of $9.59 per share.
     The following table summarizes information concerning vested and expected to vest options outstanding (dollars in thousands, except per share amounts):

As of
August 31,
2007
Number of vested and expected-to-vest options outstanding	6,777
Weighted average exercise price per share	$3.00
Aggregate intrinsic value	$45,448
Weighted average remaining contractual term (in years)	7.40
     Stock-Based Compensation for Non-Employees
     Stock-based compensation expense related to stock options granted to non-employees is recognized as the stock options vest. We believe that the fair value of the stock options granted is more reliably measurable than the fair value of the services received. The fair value of the stock options granted is calculated at each reporting date using the Black-Scholes option pricing model as prescribed by SFAS No. 123R.
     The fair values of options granted to non-employees were calculated using the following assumptions for the periods presented:

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2007	2006	2007	2006
Weighted average expected term (in years)	10.0	9.9	9.8	9.9
Expected stock price volatility	61%	62%	60%	62%
Risk-free interest rate	4.6%	4.7%	4.7%	4.7%
Expected dividend yield	0%	0%	0%	0%
     Stock-based compensation expense charged for options granted to non-employees for the three and six months ended August 31, 2007 was $49,000 and $228,000, respectively. Stock-based compensation expense charged for options granted to non-employees for the three and six months ended August 31, 2006 was $12,000 and $14,000, respectively.

     Stock-Based Compensation Associated with Awards to Employees
     The estimated grant date fair values of the employee and non-employee director stock options, PSUs and shares subject to the ESPP were calculated using the Black-Scholes valuation model, based on the following assumptions:

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2007	2006	2007	2006
Stock options:
Weighted average expected term (in years)	3.9	3.0	3.9	3.0
Expected stock price volatility	39%	42%	38%	42%
Risk-free interest rate	4.3%	4.9%	4.5%	4.9%
Expected dividend yield	0%	0%	0%	0%
Weighted average per share fair value of stock options granted during the period	$4.00	$0.92	$3.24	$0.91

Performance stock units:
Weighted average per share fair value of performance stock units granted during the period	$9.97	n/a	$9.97	n/a

Employee Stock Purchase Plan:
Weighted average expected term (in months)	8	n/a	8	n/a
Expected stock price volatility	32%	n/a	32%	n/a
Risk-free interest rate	4.2%	n/a	4.2%	n/a
Expected dividend yield	0%	n/a	0%	n/a
     Weighted Average Expected Term. Under our 1999 and 2007 Equity Incentive Plans and our 2007 Employee Stock Purchase Plan, the expected term of awards granted is based on the awards’ vesting terms, contractual terms and historical exercise and vesting information, as well as data from similar entities. In evaluating similarity, we considered factors such as industry, stage of life cycle, size, employee demographics and the nature of stock option plans. We believe that, with this information taken together, we have been able to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior.
     Volatility. Since we were a private entity until August 2007 and have insufficient historical data regarding the volatility of our common stock price, the expected volatility used beginning March 31, 2006 and in all periods presented has been based on the volatility of stock prices for similar entities.
     Risk-Free Interest Rate. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with remaining terms similar to the expected terms of the options.
     Dividend Yield. We have never declared or paid any cash dividends and do not plan to pay cash dividends in the foreseeable future, and, therefore, used an expected dividend yield of zero in the valuation model.
     Forfeitures. SFAS No. 123R also requires us to estimate forfeitures at the time of grant, and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data, as well as data for similar entities, to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. In evaluating similarity, we considered factors such as industry, stage of life cycle, size, employee demographics, and the nature of stock option plans. We believe that, with this information taken together, we have been able to develop reasonable expectations about future forfeiture patterns. All stock-based payment awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period.
     As of August 31, 2007, we had $3.2 million of unrecognized compensation costs, excluding estimated forfeitures, related to non-vested stock option awards granted after March 1, 2006, which are expected to be recognized over a weighted average period of 2.8 years.
     As of August 31, 2007, the total compensation cost of approximately $166,000 related to the initial purchase period under the ESPP will be recognized on a straight-line basis through April 15, 2008, the end of the first purchase period.

      As of August 31, 2007, gross unrecognized compensation cost associated with PSUs was $9.7 million.
7.	Income Taxes
     Effective March 1, 2007, we adopted FIN No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109. FIN No. 48 prescribes a minimum recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company’s income tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the implementation of FIN No. 48, we recognized no change in the liability for unrecognized tax benefits related to tax positions taken in prior periods, and no corresponding change in our accumulated deficit. Additionally, FIN No. 48 specifies that tax positions for which the timing of the ultimate resolution is uncertain should be recognized as long-term liabilities. We made no reclassifications between current taxes payable and long-term taxes payable upon adoption of FIN No. 48. Our total amounts of unrecognized tax benefits as of the March 1, 2007 adoption date and as of August 31, 2007 were $2.7 million and $2.9 million, respectively. Of the unrecognized tax benefits, approximately $2.7 million would impact our effective tax rate, if recognized.
     Upon adoption of FIN No. 48, our policy to include interest and penalties related to unrecognized tax benefits within our provision (benefit) for income taxes did not change. As of the March 1, 2007 adoption date of FIN No. 48 and as of August 31, 2007, we had no amounts accrued for the payment of interest and penalties related to unrecognized tax benefit. For the three and six months ended August 31, 2006 and 2007, we recognized no amounts for interest and penalties related to unrecognized tax benefits in our provision (benefit) for income taxes. Because of our history of operating losses, all years remain open to audit.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS
This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. In addition, we may make other written and oral communications from time to time that contain such statements. Forward-looking statements include statements as to industry trends and future expectations of ours and other matters that do not relate strictly to historical facts. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. These forward-looking statements include statements in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included elsewhere in this Form 10-Q and in our other Securities and Exchange Commission filings, including our final prospectus dated August 8, 2007, which we filed in connection with our IPO. Furthermore, such forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto appearing elsewhere in this Form 10-Q and with the consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operation appearing in our final prospectus dated August 8, 2007 filed in connection with our IPO.
Overview
     We are a leading provider of consumer demand management, or CDM, software. Our software enables retailers and CP companies to define merchandising and marketing strategies based on a scientific understanding of consumer behavior and makes actionable pricing, promotion and other merchandising and marketing recommendations to achieve their revenue, profitability and sales volume objectives. We deliver our applications by means of a SaaS model, which allows us to capture and analyze the most recent retailer and market-level data and enhance our software rapidly to address our customers’ ever-changing merchandising and marketing needs. Our CDM software is comprised of a suite of integrated applications — DemandTec Price, DemandTec Promotion, DemandTec Markdown and DemandTec TradePoint. We were incorporated in November 1999 and began selling our software in fiscal 2001. Our revenue has grown from $19.5 million in fiscal 2005 to $43.5 million in fiscal 2007 and was $27.9 million in the first half of fiscal 2008. Our operating expenses have also increased significantly during these same periods. We have incurred losses to date and had an accumulated deficit of approximately $70.3 million at August 31, 2007. Our fiscal year ends on the last day of February; fiscal 2007, for example, refers to our fiscal year ended February 28, 2007.
     We sell our software to retailers and CP companies under agreements with initial terms that generally are one to three years in length and provide a variety of services associated with our customers’ use of our software. We recognize the revenue we generate from each agreement ratably over the term of the agreement. Our revenue growth depends on our attracting new customers and renewing agreements with existing customers. Our ability to maintain or increase our rate of growth will be directly affected by the continued acceptance of our software in the marketplace, as well as the timing, size and term length of our customer agreements.
     Our agreements with retailers are large contracts that generally are two to three years in length. The annual contract value for each retail customer agreement is largely related to the size of the retailer, and therefore can fluctuate period to period depending upon the size of new retail agreements signed in any given fiscal quarter. Our agreements with CP companies are principally one year in length and much smaller in annual and aggregate contract value than our retail customer contracts. A significant percentage of our new customer agreements within a given fiscal quarter are entered into during the last month, weeks or even days of that quarter.
     We are headquartered in San Carlos, California, and have sales and marketing offices in North America, Europe and Japan. We sell our software through our direct sales force and receive a number of customer prospect introductions through third-parties such as systems integrators and a data syndication company. In the first half of fiscal 2008, 88% of our revenue was attributable to sales of our software to companies located in the United States. Over the next two fiscal years, we intend to expand our international operations by further developing our relationships with third-party systems integrators and by expanding our operations, professional services and direct sales force abroad, thereby incurring additional operating expenses and capital expenditures. Our ability to achieve profitability will also be affected by our revenue as well as our other operating expenses associated with growing our business. Our largest category of operating expenses is research and development expenses, and the largest component of our operating expenses is personnel costs.
     In November 2006, we acquired TradePoint. The aggregate purchase price was approximately $9.8 million. In this acquisition, we purchased intangible assets. We are amortizing acquired intangible assets over three to ten years on a straight-line basis, which, absent any impairment, will result in quarterly amortization expense of approximately $243,000 through the three months ended August 31, 2009 and declining amounts thereafter.
Critical Accounting Policies and Estimates
     We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States. These accounting principles require us to make certain estimates and judgments that can affect the reported amounts of assets and liabilities as of the date of our consolidated financial statements, as well as the reported amounts of revenue and expenses during the periods presented. We believe that these estimates and judgments were reasonable based upon information available to us at the time that these estimates and judgments were made. To the extent that there are material differences between these estimates and actual results, our consolidated financial statements could be adversely affected. The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:
•	Revenue Recognition

•	Deferred Commissions

•	Stock-Based Compensation

•	Goodwill and Intangible Assets

•	Impairment of Long-Lived Assets

     In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting among available accounting policy alternatives would not produce a materially different result.
     During the second quarter of fiscal 2008 there were no significant changes in our critical accounting policies and estimates. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our final Prospectus dated August 8, 2007 related to our IPO and Note 1 of Notes to Consolidated Financial Statements included herein for a more complete discussion of our critical accounting policies and estimates.
Results of Operations
     Revenue
     We derive all of our revenue from customer agreements that cover the use of our software and various services associated with our customers’ use of our software. We recognize all revenue ratably over the term of the agreement.
     Our agreements are non-cancelable, but customers typically have the right to terminate their agreement for cause if we materially breach our obligations under the agreement and, in certain situations, may have the ability to extend the duration of their agreement on pre-negotiated terms. We invoice our customers in accordance with contractual terms, which generally provide that our customers are invoiced in advance for annual use of our software and for services other than implementation and training services. We provide implementation services on a time and materials basis and invoice our customers monthly in arrears. We also invoice in arrears for our training classes on implementing and using our software on a per person, per class basis. Our payment terms typically require our customers to pay us within 30 days of the invoice date. We include amounts invoiced in accounts receivable until collected and in deferred revenue until recognized as revenue.

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2007	2006	2007	2006
		(dollars in thousands)
Revenue	$14,673	$10,447	$27,921	$20,513
     Three and Six Months Ended August 31, 2007 Compared to the Three and Six Months Ended August 31, 2006. Revenue in the three and six months ended August 31, 2007 increased approximately $4.2 million, or 40%, and $7.4 million, or 36%, respectively, over the same periods in fiscal 2007. The revenue increase for the three and six month periods ended August 31, 2007 was primarily due to a $6.1 million and $11.6 million, respectively, increase in revenue from customers that did not contribute any revenue in the three and six months ended August 31, 2006, which we refer to as new customers. The increase was offset by a $1.8 million and $4.1 million, respectively, decrease in revenue from customers that contributed revenue in both three- and six-month periods, which we refer to as existing customers. The decline in existing customer revenue principally resulted from renewing customers, whose renewal contracts had lower professional services fees as our software had been fully implemented.
     In the three and six months ended August 31, 2007, revenue from customers located outside the United States represented 12% and 7%, respectively, of revenue as compared to 11% and 8%, respectively, in the three and six months ended August 31, 2006. We expect that, in the future, revenue from customers outside the United States will increase as a percentage of total revenue on an annual basis.

     Cost of Revenue
     Cost of revenue includes expenses related to data center costs, depreciation expenses associated with computer equipment and software, compensation and related expenses of operations, technical customer support and professional services personnel, amortization of acquired intangible assets and allocated overhead expenses. We have contracts with two third parties for the use of their data center facilities, and our data center costs principally consist of the amounts we pay to these third parties for rack space, power and similar items. Amortization of acquired intangible assets relates to developed technology acquired in the TradePoint acquisition. We are amortizing the acquired developed technology over five years on a straight-line basis. We allocate overhead costs, such as rent and occupancy costs, employee benefits, information management costs, and legal and other costs, to all departments based on headcount. As a result, we include allocated overhead expenses in cost of revenue and each operating expense category.

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2007	2006	2007	2006
	(dollars in thousands)
Revenue	$14,673	$10,447	$27,921	$20,513
Cost of revenue	5,015	3,102	9,338	6,422
Gross profit	9,658	7,345	18,583	14,091
Gross margin	65.8%	70.3%	66.6%	68.7%
     Three and Months Ended August 31, 2007 Compared to the Three and Six Months Ended August 31, 2006. Cost of revenue in the three and six months ended August 31, 2007 increased approximately $1.9 million, or 62%, and $2.9 million, or 45%, respectively, over the same periods in fiscal 2007. The increase was due primarily to personnel costs, which increased $1.1 million and $1.9 million, respectively, in the three and six month periods. Allocated overhead expenses increased $262,000 and $381,000, respectively, in the three and six month periods. Amortization of intangible assets acquired in the TradePoint acquisition were $152,000 and $304,000, respectively, in the three and six month periods. Depreciation and maintenance expense, related to build-outs of data centers, increased $164,000 and $296,000, respectively, in the three and six month periods. Partially offsetting the increases, third-party data center costs decreased by $127,000 and $623,000, respectively, in the three and six month periods.
     Personnel costs, allocated overhead expenses and travel costs increased primarily as a result of increased headcount in our professional services organization. Professional services headcount increased to 77 at August 31, 2007 from 51 at August 31, 2006.
     Depreciation and maintenance costs increased and data center costs decreased due to our transition to a new third-party data center provider in June 2006 where we became responsible for the hardware and software platform used to deliver our software to our customers. As a result, our third-party data center costs decreased significantly while depreciation and maintenance expense increased because of the increase in capital expenditures associated with the procurement of hardware and software for our new third-party data center in fiscal 2007.
     Stock-based compensation expense included in cost of revenue was approximately $201,000 and $300,000, respectively, in the three and six months ended August 31, 2007 as compared to $5,000 and $8,000, respectively, in the corresponding periods of the prior year.
     Our gross margin declined 4.5 and 2.1 percentage points, respectively, in the three and six months ended August 31, 2007 from the corresponding periods in the prior year. While we were able to control our new third-party data center costs and spread them across a larger base of customers, stock-based compensation, the amortization of acquired intangible assets associated with our TradePoint acquisition in November 2006 and the increased use of third party service providers that supplement our professional services organizations offset this improvement in the three months ended August 31, 2007. We expect that our gross margins will improve in the future as we spread our data center infrastructure and personnel costs over a larger customer base. In addition, we are amortizing acquired intangible assets over three to ten years on a straight-line basis, which, absent any impairment, will result in quarterly amortization expense of $152,000 in cost of revenue through the three months ended August 31, 2009 and declining amounts thereafter. We expect that stock-based compensation charges included in cost of revenue will increase in the near term but will vary over the long term depending on the timing and magnitude of equity incentive grants during each quarter.
Research and Development Expenses
     Research and development expenses include compensation and related expenses for our research, product management and software development personnel and allocated overhead expenses. We devote substantial resources to extending our existing software applications as well as to developing new software.

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2007	2006	2007	2006
	(dollars in thousands)
Research and development	$5,066	$3,582	$10,138	$6,811
Percent of revenue	34.5%	34.3%	36.3%	33.2%
     Three and Six Months Ended August 31, 2007 Compared to the Three and Six Months Ended August 31, 2006. Research and development expenses in the three and six months ended August 31, 2007 increased approximately $1.5 million, or 41%, and $3.3 million, or 49%, respectively, over the same periods in fiscal 2007 due to increased personnel costs and allocated overhead expenses. Personnel costs increased as a result of increased headcount and third-party contract development expenses. Research and development headcount increased to 86 at August 31, 2007 from 61 at August 31, 2006, resulting in increased payroll expenses of approximately $1.2 million and $2.4 million, respectively, for the three and six month periods. Third-party contract development expense increased $296,000 in the six month periods due primarily to increased off-shore contract development activities related to sustaining engineering and quality assurance, which we have outsourced to a third-party off-shore contract development company, Sonata. Allocated overhead expenses increased $166,000 and $401,000, respectively, in the three and six month periods as a result of increased research and development headcount.
     Stock-based compensation expense included in research and development expenses was $176,000 and $247,000, respectively, in the three and six months ended August 31, 2007 and $7,000 and $11,000, respectively, in the three and six months ended August 31, 2006.
     We intend to continue to invest significantly in our research and development efforts because we believe these efforts are essential to maintaining our competitive position. In addition, we expect that stock-based compensation charges included in research and development expenses will increase in the near term but will vary over the long term depending on the timing and magnitude of equity incentive grants during each quarter. We expect that, in the future, research and development expenses will increase in absolute dollars, but decrease as a percentage of revenue.

     Sales and Marketing Expenses
     Sales and marketing expenses include compensation and related expenses for our sales and marketing personnel, including commissions and incentives, travel and entertainment expenses, marketing programs such as product marketing, events, corporate communications and other brand building expenses, and allocated overhead expenses.

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2007	2006	2007	2006
	(dollars in thousands)
Sales and marketing	$3,876	$2,898	$7,619	$5,739
Percent of revenue	26.4%	27.7%	27.3%	28.0%
     Three and Six Months Ended August 31, 2007 Compared to the Three and Six Months Ended August 31, 2006. Sales and marketing expenses in the three and six months ended August 31, 2007 increased approximately $978,000, or 34%, and $1.9 million, or 33%, over the same periods in fiscal 2007 primarily as a result of personnel costs, allocated overhead expenses and travel and entertainment expenses. Personnel costs increased $685,000 and $1.1 million, respectively, in the three and six month periods due to higher salaries, amortization of capitalized commission costs and benefit expenses associated with our sales organization. Allocated overhead expenses increased $163,000 and $331,000, respectively, in the three and six month periods primarily associated with allocated legal expenses related to international sales activities. Travel and entertainment expenses increased $148,000 and $204,000, respectively, in the three and six month periods associated with our expanding customer base.
     Stock-based compensation expense included in sales and marketing expenses was $136,000 and $225,000, respectively, for the three and six months ended August 31, 2007 and $14,000 and $18,000, respectively, for the corresponding periods in the prior year.
     We expect that, in the future, sales and marketing expenses will increase in absolute dollars as we hire additional personnel, including additional direct sales personnel internationally, and spend more on marketing programs, but remain relatively constant or decrease slightly as a percentage of revenue. In addition, we expect that stock-based compensation charges included in sales and marketing expenses will increase in the near term but will vary over the long term depending on the timing and magnitude of equity incentive grants during each quarter.
     General and Administrative Expenses
     General and administrative expenses include compensation and related expenses for our executive, finance and accounting, human resources, legal and information management personnel, third-party professional services fees, travel and entertainment expenses, other corporate expenses and overhead not allocated to cost of revenue, research and development expenses, or sales and marketing expenses. Third-party professional services primarily include outside legal, audit and tax-related consulting costs.

	Three Months		Six Months
	Ended		Ended
	August 31,		August 31,
	2007	2006	2007	2006
	(dollars in thousands)
General and administrative	$1,269	$672	$2,398	$1,205
Percent of revenue	8.6%	6.4%	8.6%	5.9%
     Three and Six Months Ended August 31, 2007 Compared to the Three and Six Months Ended August 31, 2006. General and administrative expenses in the three and six months ended August 31, 2007 increased approximately $597,000, or 89%, and $1.2 million, or 99%, over the same periods in fiscal 2007. The increase was primarily due to increased personnel costs associated with headcount increases and increased third-party professional services costs, primarily accounting and audit-related services, associated with being a public company. Headcount increased to 30 at August 31, 2007 from 17 at August 31, 2006 resulting in higher payroll costs.
     Stock-based compensation expense included in general and administrative expenses was $92,000 and $229,000, respectively, for the three and six months ended August 31, 2007 and $8,000 and $10,000, respectively, for the three and six months ended August 31, 2006.
     We expect that, in the future, general and administrative expenses will increase in absolute dollars but remain relatively constant or decrease slightly as a percentage of revenue. In the near term, we expect that general and administrative expenses will increase in absolute dollars and as a percentage of revenue, largely as a result of incurring expenses associated with being a public company. We expect that stock-based compensation charges included in general and administrative expenses will vary over the long term depending on the timing and magnitude of equity incentive grants during each quarter.

     Amortization of Acquired Intangible Assets

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2007	2006	2007	2006
	(dollars in thousands)
Amortization of acquired intangible assets	$91	$—	$182	$—
Percent of revenue	0.6%		0.7%
     Three and Six Months Ended August 31, 2007 Compared to the Three and Six Months Ended August 31, 2006. Amortization of acquired intangible assets in the three and six months ended August 31, 2007 was due to the amortization of acquired intangible assets associated with our acquisition of TradePoint. In the three and six months ended August 31, 2007, an additional $152,000 and $304,000, respectively, of amortization of acquired intangible assets was included in cost of revenue.
     We are amortizing acquired intangible assets over three to ten years on a straight-line basis, which, absent any impairment, will result in quarterly amortization expense of $91,000 in operating expenses and $152,000 in cost of revenue through the three months ended August 31, 2009 and declining amounts thereafter.
     Other Income (Expense), Net

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2007	2006	2007	2006
	(dollars in thousands)
Interest income	$430	$140	$780	$250
Interest expense	(823)	(205)	(1,216)	(262)
Other income (expense)	59	(14)	(12)	55

Other income (expense), net	$(334)	$(79)	$(448)	$43

     Three and Six Months Ended August 31, 2007 Compared to the Three and Six Months Ended August 31, 2006. Other income (expense), net for the three and six months ended August 31, 2007 decreased $255,000 and $491,000, respectively, compared to the same periods of fiscal 2007. The decrease was due to higher interest expense and other expense partially offset by an increase in interest income.
     Interest expense for the three and six months ended August 31, 2007 increased $618,000 and $954,000, respectively, compared to the same periods of fiscal 2007 because of charges for the prepayment of debt and an increased level of debt outstanding during the fiscal 2008 periods as compared to the corresponding periods of fiscal 2007. As part of our prepayment of $13.0 million of debt in mid-August 2007, we incurred charges of $504,000 for the acceleration of the recognition of expense associated with the unamortized fair value of warrants, term loan balloon interest and loan financing costs. Our interest expense related to debt was lower in the three and six months ended August 31, 2006 as the debt was outstanding for a shorter period of time than in the comparable periods of fiscal 2008. In May 2006, we borrowed $3.0 million under a new line of credit and, in July 2006, we entered into a new term loan for $10.0 million principally to support our acquisition of TradePoint.
     Interest income for the three and six months ended August 31, 2007 increased $290,000 and $530,000, respectively, because of higher invested cash balances and increased interest rates.
     Other income (expense) increased $73,000 in the three months ended August 31, 2007 as compared to the corresponding period in the prior year principally due to larger foreign exchange gains partially offset by higher charges resulting from the increase in fair value of our preferred stock warrants. Other income (expense) decreased $67,000 in the six months ended August 31, 2007 as compared to the corresponding period in the prior year principally due to charges recognized from the increase in fair value of our preferred stock warrants. Other income (expense) for the three and six months ended August 31, 2007 included foreign currency exchange rate gains (losses) of $101,000 and $108,000, respectively, compared to ($5,000) and $67,000, respectively, for the same periods of fiscal 2007.
     We expect interest income to increase and interest expense to decrease in the future resulting in net other income due to the combination of our prepayment of outstanding debt in August 2007 and our return on our substantially higher cash and marketable securities balances.
     Provision (Benefit) for Income Taxes
     Since inception, we have incurred annual operating losses and, accordingly, have not recorded a provision (benefit) for income taxes for any of the periods presented other than provisions for federal and state minimum income taxes and foreign income taxes.
     We adopted FIN 48 on March 1, 2007, the first day of fiscal 2008. FIN 48 is an interpretation of FASB Statement 109, Accounting for Income Taxes, and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position that an entity takes or expects to take in a tax return. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. Under FIN 48, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. In accordance with our accounting policy, we recognize accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. This policy did not change as a result of our adoption of FIN 48 and there was no financial impact to our consolidated statement of operations.
     In the three and six months ended August 31, 2007, we incurred an income tax expense of $127,000 and $138,000, respectively, compared to benefits of $4,000 and $14,000, respectively, in the three and six months ended August 31, 2006. The increase in income tax expense was primarily the result of international taxes associated with our non-U.S. customers and operations.
Liquidity and Capital Resources
     At August 31, 2007, our principal sources of liquidity consisted of cash, cash equivalents and marketable securities of $75.2 million, accounts receivable of $13.3 million and available borrowing capacity under our credit facilities of $5.0 million. We have historically funded our operations primarily through private sales of our convertible preferred stock, customer payments for our application and proceeds from our bank loans and lines of credit. In August 2007, we completed our IPO, in which we raised approximately $57.7 million in net proceeds after deducting underwriting discounts and commissions of $4.6 million and other offering costs of $3.7 million.
     In May 2006, we entered into a $5.0 million revolving line of credit with a financial institution that expires in May 2008. Under the line of credit, we may borrow the lesser of (i) $5.0 million or (ii) $3.0 million plus 80% of eligible accounts receivable. Borrowings under the line of credit accrue interest at an annual rate equal to the greater of (i) the prime rate plus 0.5% or (ii) 8%. At August 31, 2007, we had no outstanding borrowings under the line.
     Our revolving line of credit includes a number of covenants and restrictions with which we must comply if any debt remains outstanding under the facility. For example, our ability to incur additional indebtedness, whether senior or subordinate, is limited. We are also not permitted to pay any dividends or purchase or redeem any shares of our capital stock except in limited circumstances. Likewise, there are limitations on our ability to sell, exclusively license or otherwise dispose of our assets outside of the ordinary course of our business. To secure the line of credit, we have granted our lenders a first priority security interest in all of our assets.

	Six Months Ended
	August 31,
	2007	2006
	(dollars in thousands)
Net cash provided by (used in) operating activities	$5,674	$(3,780)
Net cash used in investing activities	(52,390)	(1,354)
Net cash provided by financing activities	46,401	11,335

     Operating Activities
     Our cash flows from operating activities in any period have been significantly influenced by the number of customers using our software, the number and size of new customer contracts, the timing of renewals of existing customer contracts, and the timing of payments by these customers. Our largest source of operating cash flows is cash collections from our customers, which results in decreases to accounts receivable. Our primary uses of cash in operating activities are for personnel-related expenditures and rent payments. Our cash flows from operating activities in any period will continue to be significantly affected by the extent to which we add new customers, renew existing customers, collect payments from our customers and increase spending as a result of personnel increases to grow our business.
     For the six months ended August 31, 2007, we generated $5.7 million of net cash from operating activities principally due to customer cash collections that resulted in a decrease in accounts receivable of $1.0 million and an increase of $5.4 million in amounts billed to customers in advance of when we recognize revenue. In addition, accounts payable decreased $1.5 million at August 31, 2007 as compared to February 28, 2007 as a result of increased vendor payments. For the six months ended August 31, 2006, we used cash of $3.8 million in operating activities related to an increase in accounts receivable of $2.9 million and a decrease of $1.6 million in amounts billed to customers in advance of when we recognize revenue.
     Investing Activities
     Our primary investing activities have been capital expenditures on equipment for our data center, net purchases of marketable securities and payments for an acquisition.
     For the six months ended August 31, 2007, we used $52.4 million of net cash in investing activities. We used $50.1 million of cash for net purchases in marketable securities as we invested cash raised from our IPO. We purchased $2.3 million of capital largely for our data centers and infrastructure to support company growth. For the six months ended August 31, 2006, we used $1.4 million of net cash in investing activities as we purchased $1.1 million in capital and invested in $258,000 of marketable securities.
     Financing Activities
     Our primary financing activities have been our IPO, issuances of convertible preferred stock and common stock, our issuance and repayments of notes payable and advances taken and repayments made under our line of credit.
     For the six months ended August 31, 2007, our primary financing activities were our IPO in August and the payoff of our debt. In our IPO, we raised $59.7 million net cash proceeds. Approximately $2.0 million of costs associated with our IPO remain unpaid at August 31, 2007, which will further reduce the proceeds. With those IPO proceeds, we paid off our $10.0 million term loan and our $3.0 million revolving line of credit balance. For the six months ended August 31, 2006, we generated $10.0 million from a term loan and $3.0 million from advances on our line of credit. This was offset by $2.2 million in payments on our notes payable. In addition, we raised $490,000 from the exercise of employee stock options.
     We believe that cash provided by operating activities, together with our cash, cash equivalents and marketable securities balances at August 31, 2007, will be sufficient to fund our projected operating requirements for at least the next two years. We may need to raise additional capital or incur additional indebtedness to continue to fund our operations in the future. Our future capital requirements will depend on many factors, including our rate of revenue growth, our rate of expansion of our workforce, the timing and extent of our expansion into new markets, the timing of introductions of new functionality and enhancements to our software, and the continuing market acceptance of our software. We may enter into arrangements for potential acquisitions of complementary businesses, services or technologies, which also could require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Contractual Obligations
     The following table summarizes our contractual obligations as of August 31, 2007:

		Less			More
		Than			Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating leases	$2,697	$980	$1,717	$—	$—
Notes payable to former TradePoint shareholders(1)	1,800	1,800	—	—	—

Total contractual obligations	$4,497	$2,780	$1,717	$—	$—

(1)	This note is subject to reduction based on indemnification claims we may make.
Off-Balance Sheet Arrangements
     We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of off-balance sheet arrangements or other contractually narrow or limited purposes, nor do we have any undisclosed material transactions or commitments involving related persons or entities.
Recent Accounting Pronouncements
     In June 2007, the FASB ratified EITF 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities (EITF 07-3). EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. EITF 07-3 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007 and we will adopt it in the first quarter of fiscal 2009. We are currently evaluating the impact of the pending adoption of EITF 07-3 on our consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Foreign Currency Risk
     To date, the foreign currency exchange rate effect on our cash and cash equivalents has been minimal. As we fund our international operations, our cash and cash equivalents could be affected by changes in exchange rates.
     Generally, our international sales agreements are denominated in the country of origin currency, and therefore our revenue is subject to foreign currency risk. Our operating expenses and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the exchange rates for the British pound and the Euro. We operate internationally and periodically enter into foreign exchange forward contracts to reduce exposure in non-United States dollar denominated receivables. We formally assess, both at a hedge’s inception and on an ongoing basis, whether the derivatives used in hedging transactions are highly effective in negating currency risk. As of August 31, 2007 and February 28, 2007, we had no outstanding foreign exchange forward contracts. We do not enter into derivative financial instruments for speculative or trading purposes.
     We apply SFAS No. 52, Foreign Currency Translation, with respect to our international operations, which are primarily sales and marketing support entities. We have remeasured our accounts denominated in non-U.S. currencies using the U.S. dollar as the functional currency, with adjustments recorded as foreign currency gains (losses) in other income (expense) for the period. We remeasure all monetary assets and liabilities at the current exchange rate at the end of the period, non-monetary assets and liabilities at historical exchange rates, and revenue and expenses at average exchange rates in effect during the period. Foreign currency gains (losses) were approximately ($186,000), ($89,000) and $70,000 for fiscal 2005, 2006 and 2007, respectively, and $108,000 for the six months ended August 31, 2007.

     Interest Rate Sensitivity
     We had unrestricted cash and cash equivalents totaling $20.7 million and $21.0 million at August 31, 2007 and February 28, 2007, respectively. A majority of these amounts was invested in money market funds. These unrestricted cash and cash equivalents were held for working capital purposes. Additionally, we had marketable securities of $54.4 million and $4.4 million at August 31, 2007 and February 28, 2007, respectively. We do not enter into investments for trading or speculative purposes and we do not believe that we have any material exposure to changes in their fair value as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income.
     Effects of Inflation
     We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we might not be able to offset these higher costs fully through price increases. Our inability or failure to do so could harm our business, operating results and financial condition.
Item 4T. Controls and Procedures
     We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2007, the end of the period covered by this report on Form 10-Q. This evaluation (the “controls evaluation”) was done under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Disclosure controls and procedures means controls and other procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities and Exchange Act of 1934, such as this report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed such that information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based on the controls evaluation, our CEO and CFO have concluded that as of August 31, 2007, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC and to ensure that material information relating to the Company and our consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.
     Our management, including the CEO and CFO, does not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
     No change in our internal control over financial reporting occurred during the three months ended August 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Internal control over financial reporting means a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
               We are subject to various claims, complaints and legal actions in the normal course of business from time to time. We do not believe we are party to any currently pending litigation the outcome of which will have a material adverse effect on our operations or financial position.
Item 1A. Risk Factors
          Set forth below and elsewhere in this quarterly report on Form 10-Q, and in other documents we file with the SEC, are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this quarterly report on Form 10-Q. Because of the following factors, as well as other variables affecting our operating results, past financial performance should not be considered as a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods.
Risks Related to Our Business and Industry
     We have a history of losses and we may not achieve or sustain profitability in the future.
          We have a history of losses and have not achieved profitability in any fiscal year. We experienced net losses of $9.3 million, $2.7 million and $1.5 million in fiscal 2005, fiscal 2006 and fiscal 2007, respectively, and a net loss of $2.3 million for the first half of fiscal 2008. As of August 31, 2007, we had an accumulated deficit of $70.3 million. We may continue to incur net losses in the future. In addition, we expect our cost of revenue and operating expenses to continue to increase as we implement initiatives to continue to grow our business. We also expect to incur additional general and administrative expenses associated with being a public company. If our revenue does not increase to offset these expected increases in cost of revenue and operating expenses, we will not be profitable. You should not consider our revenue growth in recent periods as indicative of our future performance. In fact, in future periods our revenue could decline. Accordingly, we cannot assure you that we will be able to achieve or maintain profitability in the future.
     We may experience significant quarterly fluctuations in our operating results due to a number of factors, which makes our future operating results difficult to predict and could cause our operating results to fall below expectations.
          Our quarterly operating results may fluctuate significantly due to a variety of factors, many of which are outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful. You should not rely on our past results as an indication of our future performance. If our operating results fall below the expectations of investors or securities analysts or below the guidance, if any, we provide to the market, the price of our common stock could decline very substantially.
          Factors that may affect our operating results include:
•	our ability to increase sales to existing customers and to renew agreements with our existing customers, particularly larger retail customers;

•	our ability to attract new customers, particularly larger retail customers;

•	changes in our pricing policies or those of our competitors;

•	outages and capacity constraints with our hosting partners;

•	fluctuations in demand for our software;

•	reductions in customers’ budgets for information technology purchases and delays in their purchasing cycles;

•	our ability to develop and implement in a timely manner new software and enhancements that meet customer requirements;

•	our ability to hire, train and retain key personnel;

•	any significant changes in the competitive dynamics of our market, including new entrants or substantial discounting of products;

•	our ability to control costs, including our operating expenses;

•	the timing of hiring personnel and of large expenses such as those for trade shows and third-party professional services; and

•	general economic conditions in the retail and CP markets.
          We may experience seasonality in the sales of our software. For instance, historically, the agreements we have signed in our fiscal first quarter have had an aggregate annual contract value less than that of the agreements signed in our preceding fiscal fourth quarter. Seasonal variations in our sales may lead to significant fluctuations in our cash flows and deferred revenue on a quarterly basis. If we experience a delay in signing or a failure to sign a significant customer agreement in any particular quarter, then our operating results for such quarter and for subsequent quarters may be below the expectations of securities analysts or investors, which may result in a decline in our stock price.
     We depend on a small number of customers, which are primarily large retailers, and our growth, if any, depends upon our ability to add new and retain existing large customers.
          We derive a significant percentage of our revenue from a relatively small number of customers, and the loss of any one or more of those customers could decrease our revenue and harm our current and future operating results. Our retail customers account for substantially all of our revenue. In the three and six months ended August 31, 2007, one customer accounted for 14.5% and 10.3%, respectively, of our revenue. In fiscal 2007, one retail customer accounted for approximately 11.8% of our revenue. Although our largest customers may vary from period to period, we anticipate that we will continue to depend on revenue from a relatively small number of retail customers. Further, our ability to grow revenue depends on our ability to increase sales to existing customers, to renew agreements with our existing customers and to attract new customers. If economic factors were to negatively impact the retail market segment, it could reduce the amount that these customers spend on information technology, and in particular CDM software, which would adversely affect our revenue and results of operations.
     Our business depends substantially on customers renewing their agreements for our software. Any decline in our customer renewals would harm our operating results.
          To maintain and grow our revenue, we must achieve and maintain high levels of customer renewals. We sell our software pursuant to agreements with initial terms that are generally from one to three years in length. Our customers have no obligation to renew their agreements after the expiration of their term, and we cannot assure you that these agreements will be renewed on favorable terms or at all. The fees we charge for our solutions vary based on a number of factors, including the software, service and hosting components provided and the duration of the agreement term. Our initial agreements with customers may include fees for software, services or hosting components that may not be needed upon renewal. As a consequence, upon renewal of these agreements, if any, we may receive lower total fees. In addition, if an agreement is renewed for a term longer than the preceding term, we may receive total fees in excess of total fees received in the initial agreement but a smaller average annual fee because we generally charge lower annual fees in connection with agreements with longer terms. In any of these situations, we would need to sell additional software, services and/or hosting in order to maintain the same level of annual fees from that customer. There can be no assurance that we will be able to renew these agreements, sell additional software or services or sell to new customers. In the past, some customers have elected not to renew their agreements with us or have renewed on less favorable terms. For instance, Sainsbury plc, which accounted for 21.2% of our fiscal 2006 revenue, did not renew its agreement when its term expired in the fourth quarter of fiscal 2006. We have limited historical data with respect to customer renewals, so we may not be able to predict future customer renewal rates and amounts accurately. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including their satisfaction or dissatisfaction with our software, the price of our software, the prices of competing products and services, consolidation within our customer base or reductions in our customers’ information technology spending levels. If our customers do not renew their agreements for our software for any reason or if they renew on less favorable terms, our revenue would decline.

     Because we recognize revenue ratably over the terms of our customer agreements, the lack of renewals or the failure to enter into new agreements will not immediately be reflected in our operating results but will negatively affect revenue in future quarters.
          We recognize revenue ratably over the terms of our customer agreements, which typically range from one to three years. As a result, most of our quarterly revenue results from agreements entered into during previous quarters. Consequently, a decline in new or renewed agreements in a particular quarter, as well as any renewals at reduced annual dollar amounts, will not be reflected in any significant manner in our revenue for that quarter, but it will negatively affect revenue in future quarters.
     Our sales cycles are long and unpredictable, and our sales efforts require considerable time and expense.
          We market our software to large retailers and CP companies, and sales to these customers are complex efforts that involve educating our customers about the use and benefits of our software, including its technical capabilities. Customers typically undertake a significant evaluation process that can result in a lengthy sales cycle, in some cases over 12 months. We spend substantial time, effort and money in our sales efforts without any assurance that our efforts will generate long-term agreements. In addition, customer sales decisions are frequently influenced by budget constraints, multiple approvals, and unplanned administrative, processing and other delays. If sales expected from a specific customer are not realized, our revenue and, thus, our future operating results could be adversely impacted.
     Our business will be adversely affected if the retail and CP industries do not widely adopt technology solutions incorporating scientific techniques to understand and predict consumer demand to make pricing and other merchandising decisions.
          Our software addresses the new and emerging market of applying econometric modeling and optimization techniques in software to enable retailers and CP companies to understand and predict consumer demand in order to improve their pricing, promotion, and other merchandising and marketing decisions. These decisions are fundamental to retailers and CP companies; accordingly, our target customers may be hesitant to accept the risk inherent in applying and relying on new technologies or methodologies to supplant traditional methods. Our business will not be successful if retailers and CP companies do not accept the use of software to enable more strategic pricing and other merchandising decisions.
     If we are unable to continue to enhance our current software or to develop or acquire new software to address changing consumer demand management business requirements, we may not be able to attract or retain customers.
          Our ability to attract new customers, renew agreements with existing customers and maintain or increase revenue from existing customers will depend in large part on our ability to anticipate the changing needs of the retail and CP industries, to enhance existing software and to introduce new software that meet those needs. Any new software may not be introduced in a timely or cost-effective manner and may not achieve market acceptance, meet customer expectations, or generate revenue sufficient to recoup the cost of development or acquisition of such software. If we are unable to successfully develop or acquire new software and enhance our existing applications to meet customer requirements, we may not be able to attract or retain customers.
     Understanding and predicting consumer behavior is dependent upon the continued availability of accurate and relevant data from retailers. If we are unable to obtain access to relevant data, or if we do not enhance our core science and econometric modeling methodologies to adjust for changing consumer behavior, our software may become less competitive or obsolete.
          The ability of our econometric models to forecast consumer demand depends upon the assumptions we make in designing the models and in the quality of the data we use to build them. Our models rely on point of sale, or POS, data provided to us directly by our retail customers. Consumer behavior is affected by many factors, including evolving consumer needs and preferences, new competitive product offerings, more targeted merchandising and marketing, emerging industry standards, and changing technology. Data adequately representing all of these factors may not be readily available in certain geographies or in certain markets. In addition, the relative importance of the variables that influence demand will change over time, particularly with the continued growth of the Internet as a viable retail alternative and the emergence of non-traditional marketing channels. If our retail customers are unable to collect POS data or we are unable to obtain POS data from them, or if we fail to enhance our core science and modeling methodologies to adjust for changes in consumer behavior, customers may delay or decide against purchases or renewals of our software.
     We rely on our management team and will need additional personnel to grow our business, and the loss of one or more key employees or our inability to attract and retain qualified personnel could harm our business.
          Our success depends to a significant degree on our ability to attract, retain and motivate our management team and our other key personnel. Our professional services organization and other customer-facing groups, in particular, play an instrumental role in ensuring our customers’ satisfaction. In addition, our science, engineering and modeling team requires experts in econometrics and advanced mathematics, and there are a limited number of individuals with the education and training necessary to fill these roles should we experience employee departures. All of our employees work for us on an at-will basis, and there is no assurance that any employee will remain with us. Our competitors may be successful in recruiting and hiring members of our executive management team or other key employees, and it may be difficult for us to find suitable replacements on a timely basis. Many of the members of our management team and key employees are substantially vested in their shares of our common stock or options to purchase shares of our common stock, and therefore retention of these employees may be difficult in the highly competitive market and geography in which we operate our business.
     We have experienced growth in recent periods. If we fail to manage our growth effectively, we may be unable to execute our business plan, maintain high levels of customer service or address competitive challenges adequately.
          We have substantially expanded our overall business, headcount and operations in recent periods. For instance, our headcount grew from 154 employees at February 28, 2006 to 198 employees at February 28, 2007, and to 228 employees at August 31, 2007, including an increase in research and development headcount from 58 at February 28, 2006 to 89 at February 28, 2007, and to 86 at August 31, 2007. In addition, our revenue grew from $32.5 million in fiscal 2006 to $43.5 million in fiscal 2007, and was $27.9 million in the first half of fiscal 2008. We will need to continue to expand our operations in order to increase our customer base and to develop additional software. Increases in our customer base could create challenges in our ability to implement our software and support our customers. In addition, we will be required to continue to improve our operational, financial and management controls and our reporting procedures. As a result, we may be unable to manage our business effectively in the future, which may negatively impact our operating results.
     We have derived most of our revenue from sales to our retail customers. If our software is not widely accepted by CP companies, our ability to grow our revenue and achieve our strategic objectives will be harmed.
          To date, we have derived most of our revenue from retail customers, and we have not received significant revenue from our CP customers. During the first half of fiscal 2008, approximately 90% of our revenue was from sales to retail customers while approximately 10% of our revenue resulted from sales to CP companies. In fiscal 2007, approximately 94% of our revenue resulted from sales to retail customers while approximately 6% of our revenue resulted from sales to CP companies. In order to grow our revenue and to achieve our long-term strategic objectives, it is important for us to expand our sales to derive a more significant portion of our revenue from new and existing CP customers. If we are not able to achieve widespread acceptance of our software by CP companies, our revenue growth and business will be harmed.
     We face intense competition that could prevent us from increasing our revenue and prevent us from becoming profitable.
          The market for our software is highly competitive and we expect competition to intensify in the future. Competitors vary in size and in the scope and breadth of the products and services they offer. Currently, we face competition from traditional enterprise software application vendors such as Oracle Corporation and SAP AG, niche retail software vendors targeting smaller retailers such as KSS Group and Athens Group, and statistical tool vendors such as SAS, Inc. To a lesser extent, we also compete or potentially compete with marketing information providers for the CP industry such as ACNielsen, Inc. and Information Resources, Inc., as well as business consulting firms such as McKinsey & Company, Inc., Deloitte & Touche LLP and Accenture LLP, which offer merchandising consulting services and analyses. Because the market for CDM software is relatively new, we expect to face additional competition from other established and emerging companies and, potentially, from internally-developed applications. This competition could result in increased pricing pressure, reduced profit margins, increased sales and marketing expenses and a failure to increase, or the loss of, market share.

          Competitive offerings may have better performance, lower prices and broader acceptance than our software. Many of our current or potential competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, sales, research and development, marketing and other resources than we have. As a result, our competition may be able to offer more effective software or may opt to include software competitive to our software as part of broader, enterprise software solutions at little or no charge.
          We may not be able to maintain or improve our competitive position against our current or future competitors, and our failure to do so could seriously harm our business.
     We rely on two third-party service providers to host our software, and any interruptions or delays in services from these third parties could impair the delivery of our software as a service.
          We deliver our software to customers over the Internet. The software is hosted in two third-party data centers located in California. We do not control the operation of either of these facilities, and we rely on these service providers to provide all power, connectivity and physical security. These facilities could be vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunications failures and similar events. They are also subject to break-ins, computer viruses, sabotage, intentional acts of vandalism and other misconduct. The occurrence of a natural disaster or intentional misconduct, a decision to close these facilities without adequate notice or other unanticipated problems could result in lengthy interruptions in our services. Additionally, because we currently rely upon disk and tape bond back-up procedures, but do not operate or maintain a fully-redundant back-up site, there is an increased risk of service interruption.
     If our security measures are breached and unauthorized access is obtained to our customers’ data, our operations may be perceived as not being secure, customers may curtail or stop using our software and we may incur significant liabilities.
          Our operations involve the storage and transmission of our customers’ confidential information, and security breaches could expose us to a risk of loss of this information, litigation and possible liability. If our security measures are breached as a result of third-party action, employee error, malfeasance or otherwise, and, as a result, someone obtains unauthorized access to our customers’ data, our reputation will be damaged, our business may suffer and we could incur significant liability. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed and we could lose potential sales and existing customers.
     If we fail to respond to rapidly changing technological developments or evolving industry standards, our software may become less competitive or obsolete.
          Because our software is designed to operate on a variety of network, hardware and software platforms using standard Internet tools and protocols, we will need to modify and enhance our software continuously to keep pace with changes in Internet-related hardware, software, communication, browser and database technologies. Furthermore, uncertainties about the timing and nature of new network platforms or technologies, or modifications to existing platforms or technologies, could increase our research and development expenses. If we are unable to respond in a timely manner to these rapid technological developments, our software may become less marketable and less competitive or obsolete.
     Our use of open source and third-party technology could impose limitations on our ability to commercialize our software.
          We incorporate open source software into our software. Although we monitor our use of open source software closely, the terms of many open source licenses have not been interpreted by United States courts, and there is a risk that these licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to commercialize our software. In that event, we could be required to seek licenses from third parties in order to continue offering our software, to re-engineer our technology or to discontinue offering our software in the event re-engineering cannot be accomplished on a timely basis, any of which could adversely affect our business, operating results and financial condition. We also incorporate certain third-party technologies, including software programs and algorithms, into our software and may desire to incorporate additional third-party technologies in the future. Licenses to new third-party technologies may not be available to us on commercially reasonable terms, or at all.
     If we are unable to protect our intellectual property rights, our competitive position could be harmed and we could be required to incur significant expenses in order to enforce our rights.
          To protect our proprietary technology, including our core statistical and mathematic models and our software, we rely on trade secret, patent, copyright, service mark, trademark and other proprietary rights laws and confidentiality agreements with employees and third parties, all of which offer only limited protection. Despite our efforts, the steps we have taken to protect our proprietary rights may not be adequate to preclude misappropriation of our proprietary information or infringement of our intellectual property rights, and our ability to police that misappropriation or infringement is uncertain, particularly in countries outside of the United States, including China where a third party conducts a portion of our development activity for us. Further, we do not know whether any of our pending patent applications will result in the issuance of patents or whether the examination process will require us to narrow our claims. Our current patents and any future patents that may be issued may be contested, circumvented or invalidated. Moreover, the rights granted under any issued patents may not provide us with proprietary protection or competitive advantages, and, as with any technology, competitors may be able to develop technologies similar or superior to our own now or in the future.
          Protecting against the unauthorized use of our trade secrets, patents, copyrights, service marks, trademarks and other proprietary rights is expensive, difficult and not always possible. Litigation may be necessary in the future to enforce or defend our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. This litigation could be costly and divert management resources, either of which could harm our business, operating results and financial condition. Furthermore, many of our current and potential competitors have the ability to dedicate substantially greater resources to enforcing their intellectual property rights than we do. Accordingly, despite our efforts, we may not be able to prevent third parties from infringing upon or misappropriating our intellectual property.
          We cannot be certain that the steps we have taken will prevent the unauthorized use or the reverse engineering of our technology. Moreover, others may independently develop technologies that are competitive to ours or infringe our intellectual property. The enforcement of our intellectual property rights also depends on our legal actions against these infringers being successful, but we cannot be sure these actions will be successful, even when our rights have been infringed. Furthermore, effective patent, trademark, service mark, copyright and trade secret protection may not be available in every country in which our services are available or where we have development work performed. In addition, the legal standards relating to the validity, enforceability and scope of protection of intellectual property rights in Internet-related industries are uncertain and still evolving.
     Material defects or errors in our software could harm our reputation, result in significant expense to us and impair our ability to sell our software.
          Our software is inherently complex and may contain material defects or errors that may cause it to fail to perform in accordance with customer expectations. Any defects that cause interruptions to the availability of our software could result in lost or delayed market acceptance and sales, require us to pay sales credits or issue refunds to our customers, cause existing customers not to renew their agreements and prospective customers not to purchase our software, divert development resources, hurt our reputation and expose us to claims for liability. After the release of our software, defects or errors may also be identified from time to time by our internal team and by our customers. The costs incurred in correcting any material defects or errors in our software may be substantial.
     Because our long-term success depends, in part, on our ability to expand sales of our software to customers located outside of the United States, our business increasingly will be susceptible to risks associated with international operations.
          As part of our strategy, we intend to expand our international operations. We have limited experience operating in international jurisdictions. In fiscal 2007, 94% of our revenue was attributable to sales to companies located in the United States. Our inexperience in operating our business outside of the United States increases the risk that any international expansion efforts that we may undertake will not be successful. In addition, conducting international operations subjects us to new risks that we have not generally faced in the United States. These include:

•	fluctuations in currency exchange rates;

•	unexpected changes in foreign regulatory requirements;

•	localization of our software, including translation of the interface of our software into foreign languages and creation of localized agreements;

•	longer accounts receivable payment cycles and difficulties in collecting accounts receivable;

•	tariffs and trade barriers and other regulatory or contractual limitations on our ability to sell or develop our software in certain international markets;

•	difficulties in managing and staffing international operations;

•	potentially adverse tax consequences, including the complexities of international value added tax systems and restrictions on the repatriation of earnings;

•	the burdens of complying with a wide variety of international laws and different legal standards, including local data privacy laws and local consumer protection laws that could regulate retailers’ permitted pricing and promotion practices;

•	political, social and economic instability abroad, terrorist attacks and security concerns in general; and

•	reduced or varied protection of intellectual property rights in some countries.
          The occurrence of any of these risks could negatively affect our international business and, consequently, our results of operations.
     Because portions of our software development, sustaining engineering, quality assurance and testing, operations and customer support are provided by a third party in China, our business will be susceptible to risks associated with having substantial operations overseas.
          Portions of our software development, sustaining engineering, quality assurance and testing, operations and customer support are provided by Sonata Services Limited, or Sonata, a third party located in Shanghai, China. As of August 31, 2007, in addition to our 107 employees in our operations, customer support, science, product management and engineering groups located in the United States, an additional 50 Sonata personnel were dedicated to our projects. Remotely coordinating a third party in China requires significant management attention and substantial resources, and there can be no assurance that we will be successful in coordinating these activities. Furthermore, if there is a disruption to these operations in China, it will require that substantial management attention and time be devoted to achieving resolution. If Sonata were to stop providing these services or if there was widespread departure of trained Sonata personnel, this could cause a disruption in our product development process, quality assurance and product release cycles and customer support organizations and require us to incur additional costs to replace and train new personnel.
          Enforcement of intellectual property rights and contractual rights may be more difficult in China. China has not developed a fully integrated legal system, and the array of new laws and regulations may not be sufficient to cover all aspects of economic activities in China. In particular, because these laws and regulations are relatively new, and because of the limited volume of published decisions and their non-binding nature, the interpretation and enforcement of these laws and regulations involve uncertainties. Accordingly, the enforcement of our contractual arrangements with Sonata, our confidentiality agreements with each Sonata employee dedicated to our work, and the interpretation of the laws governing this relationship are subject to uncertainty.
     If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements could be impaired, which could adversely affect our operating results, our ability to operate our business and investors’ views of us.
          Ensuring that we have internal financial and accounting controls and procedures adequate to produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, in fiscal 2009, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management time on compliance-related issues. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our common stock could decline and we could be subject to sanctions or investigations by the NASDAQ Stock Market, the Securities and Exchange Commission, or SEC, or other regulatory authorities, which would require additional financial and management resources.
          Furthermore, implementing any appropriate changes to our internal control over financial reporting may entail substantial costs in order to modify our existing accounting systems, may take a significant period of time to complete and may distract our officers, directors and employees from the operation of our business. These changes, however, may not be effective in maintaining the adequacy of our internal control over financial reporting, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and could materially impair our ability to operate our business. In addition, investors’ perceptions that our internal control over financial reporting is inadequate or that we are unable to produce accurate financial statements may adversely affect our stock price. Our independent registered public accounting firm has identified two material weaknesses in internal controls with respect to the historical financial statements of TradePoint relating to revenue recognition and the availability of support documentation for its financial statements. After we acquired TradePoint, we integrated the accounting processes associated with TradePoint into our financial and accounting systems. While neither we nor our independent registered public accounting firm has identified deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, there can be no assurance that material weaknesses will not be subsequently identified.
     We may expand through acquisitions of other companies, which may divert our management’s attention and result in unexpected operating difficulties, increased costs and dilution to our stockholders.
          Our business strategy may include acquiring complementary software, technologies or businesses. An acquisition may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties in assimilating or integrating the businesses, technologies, services, products, personnel or operations of the acquired companies, especially if the key personnel of the acquired company choose not to work for us, and we may have difficulty retaining the customers of any acquired business due to changes in management and ownership. Acquisitions may also disrupt our ongoing business, divert our resources and require significant management attention that would otherwise be available for ongoing development of our current business. We also may be required to use a substantial amount of our cash or issue equity securities to complete an acquisition, which could deplete our cash reserves and dilute our existing stockholders and could adversely affect the market price of our common stock. Moreover, we cannot assure you that the anticipated benefits of any acquisition would be realized or that we would not be exposed to unknown liabilities.
          In addition, an acquisition may negatively impact our results of operations because we may incur additional expenses relating to one-time charges, writedowns and/or tax-related expenses. For example, our acquisition of TradePoint in November 2006 resulted in amortization of acquired intangible assets in fiscal 2007 and the first half of fiscal 2008 and will generate $484,000 of amortization expense in the second half of fiscal 2008, $967,000 in fiscal 2009 and declining amounts for eight years thereafter.
     If one or more of our key strategic relationships were to become impaired or if these third parties were to align with our competitors, our business could be harmed.
          We have relationships with a number of third parties whose products, technologies and services complement our software. Many of these third parties also compete with us or work with our competitors. If we are unable to maintain our relationships with the key third parties that currently recommend our software or that provide consulting services on our software implementations or if these third parties were to begin to recommend our competitors’ products and services, our business could be harmed.

     Claims by others that we infringe their proprietary technology could harm our business.
          Third parties could claim that our software infringes their proprietary rights. In recent years, there has been significant litigation involving patents and other intellectual property rights, and we expect that infringement claims may increase as the number of products and competitors in our market increases and overlaps occur. In addition, to the extent that we gain greater visibility and market exposure as a public company, we will face a higher risk of being the subject of intellectual property infringement claims. Any claims of infringement by a third party, even those without merit, could cause us to incur substantial defense costs and could distract our management from our business. Furthermore, a party making such a claim, if successful, could secure a judgment that requires us to pay substantial damages. A judgment could also include an injunction or other court order that could prevent us from offering our software. In addition, we might be required to seek a license for the use of the infringed intellectual property, which may not be available on commercially reasonable terms or at all. Alternatively, we might be required to develop non-infringing technology, which could require significant effort and expense and might ultimately not be successful.
          Third parties may also assert infringement claims relating to our software against our customers. Any of these claims might require us to initiate or defend potentially protracted and costly litigation on their behalf, regardless of the merits of these claims, because in certain situations we agree to indemnify our customers from claims of infringement of proprietary rights of third parties. If any of these claims succeeds, we might be forced to pay damages on behalf of our customers, which could materially adversely affect our business.
     Changes in financial accounting standards or practices may cause adverse, unexpected financial reporting fluctuations and affect our reported results of operations.
          A change in accounting standards or practices could have a significant effect on our reported results and might affect our reporting of transactions completed before the change is effective. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, on December 16, 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 123R, Share-Based Payment. SFAS No. 123R, which we adopted on March 1, 2006, requires that employee stock-based compensation be measured based on its fair value on the grant date and treated as an expense that is reflected in the financial statements over the related service period. As a result, our operating results for fiscal 2007 reflect expenses that are not reflected in prior periods, increasing our net loss and making it more difficult for investors to evaluate our results of operations for fiscal 2007 relative to prior periods.
     We might require additional capital to support our business growth, and this capital might not be available on acceptable terms, or at all.
          We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new software or enhance our existing software, enhance our operating infrastructure and acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings or enter into additional credit agreements to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital-raising activities and other financial and operational matters that make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited.
     Evolving regulation of the Internet may affect us adversely.
          As Internet commerce continues to evolve, increasing regulation by federal, state or foreign agencies becomes more likely. For example, we believe increased regulation is likely in the area of data privacy, and laws and regulations applying to the solicitation, collection, processing or use of personal or consumer information could affect our customers’ ability to use and share data, potentially reducing demand for our software and restricting our ability to store and process data for our customers. In addition, taxation of software provided over the Internet or other charges imposed by government agencies or by private organizations for accessing the Internet may also be imposed. Any regulation imposing greater fees for Internet use or restricting information exchange over the Internet could result in a decline in the use of the Internet and the viability of Internet-based software, which could harm our business, financial condition and operating results.
     We incur significantly increased costs as a result of operating as a public company, and our management is required to devote substantial time to compliance efforts.
          As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act and rules subsequently implemented by the SEC and the NASDAQ Global Market impose additional requirements on public companies, including enhanced corporate governance practices. For example, the listing requirements for The NASDAQ Global Market provide that listed companies satisfy certain corporate governance requirements relating to independent directors, audit committees, distribution of annual and interim reports, stockholder meetings, stockholder approvals, solicitation of proxies, conflicts of interest, stockholder voting rights and codes of business conduct. Our management and other personnel need to devote a substantial amount of time to complying with these requirements. Moreover, these rules and regulations have increased our legal and financial compliance costs and make some activities more time-consuming and costly. These rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors and board committees or as executive officers and more expensive for us to obtain or maintain director and officer liability insurance.
Risks Related to Ownership of Our Common Stock
     The trading price of our common stock is likely to be volatile.
          The trading prices of the securities of technology companies historically have been highly volatile. Further, our common stock has limited trading history. Factors affecting the trading price of our common stock, many of which are beyond are control, could include:
•	variations in our operating results;

•	announcements of technological innovations, new products and services, acquisitions, strategic alliances or significant agreements by us or by our competitors;

•	recruitment or departure of key personnel;

•	the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;

•	changes in the estimates of our operating results or changes in recommendations by any securities analysts that elect to follow our common stock;

•	market conditions in our industry, the retail industry and the economy as a whole;

•	price and volume fluctuations in the overall stock market;

•	lawsuits threatened or filed against us;

•	adoption or modification of regulations, policies, procedures or programs applicable to our business; and

•	the expiration of market standoff or contractual lock-up agreements.
          In addition, if the market for technology stocks or the stock market in general experiences loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, operating results or financial condition. The trading price of our common stock might also decline in reaction to events that affect other companies in our industry even if these events do not directly affect us. Some companies that have had volatile market prices for their securities have had securities class actions filed against them. A suit filed against us, regardless of its merits or outcome, could cause us to incur substantial costs and could divert management’s attention.

     Future sales of shares by existing stockholders, or the perception that such sales may occur, could cause our stock price to decline.
          If our existing stockholders, particularly our directors and executive officers and the venture capital funds affiliated with our current and former directors, sell substantial amounts of our common stock in the public market, or are perceived by the public market as intending to sell, the trading price of our common stock could decline.
          As of August 31, 2007, we have 26,250,097 shares of common stock outstanding. Of these shares, only the shares of common stock sold in our initial public offering are freely tradable, without restriction, in the public market. The holders of approximately 93% of our outstanding common stock, including all of our officers and directors, have entered into contractual lock-up agreements with the underwriters pursuant to which they have agreed not to sell or otherwise transfer any shares of our common stock or securities convertible into or exchangeable for shares of our common stock for a period through the date approximately 180 days after the date of the final prospectus for the offering. However, Morgan Stanley & Co. Incorporated and Credit Suisse Securities (USA) LLC may permit these holders to sell shares prior to the expiration of the lock-up agreements with the underwriters. The holders of all of our remaining shares of common stock are subject to market stand-off agreements with us not to sell or otherwise transfer any shares of our common stock or other securities for a period of time not to exceed 180 days following the date of our final prospectus related to the offering, but have not entered into contractual lock-up agreements with the underwriters. See “Shares Eligible for Future Sale” on pages 95 and 96 of the final prospectus for more information about the lock-up agreements and resale restrictions on our common stock.
     If securities analysts do not publish research or publish unfavorable research about our business, our stock price and trading volume could decline.
          The trading market for our common stock depends in part on the research and reports that securities analysts publish about us or our business. We have limited research coverage by securities analysts. If we do not obtain further securities analyst coverage, or if one or more of the analysts who cover us downgrade our stock or publish unfavorable research about our business, our stock price would likely decline. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, demand for our stock could decrease, which could cause our stock price and trading volume to decline.
     Insiders and other affiliates have substantial control over us and will be able to influence corporate matters.
          Our directors, executive officers and other affiliates beneficially own, in the aggregate, approximately 50.4% of our outstanding common stock. As a result, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit your ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.
     Anti-takeover provisions in our charter documents and Delaware law could discourage, delay or prevent a change in control of our company and may affect the trading price of our common stock.
          We are a Delaware corporation and the anti-takeover provisions of the Delaware General Corporation Law may discourage, delay or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the person becomes an interested stockholder, even if a change in control would be beneficial to our existing stockholders. In addition, our restated certificate of incorporation and amended and restated bylaws may discourage, delay or prevent a change in our management or control over us that stockholders may consider favorable. Our restated certificate of incorporation and amended and restated bylaws:
•	authorize the issuance of “blank check” preferred stock that could be issued by our board of directors to thwart a takeover attempt;

•	establish a classified board of directors, as a result of which the successors to the directors whose terms have expired will be elected to serve from the time of election and qualification until the third annual meeting following their election;

•	require that directors only be removed from office for cause and only upon a majority stockholder vote;

•	provide that vacancies on our board of directors, including newly created directorships, may be filled only by a majority vote of directors then in office;

•	limit who may call special meetings of stockholders;

•	prohibit stockholder action by written consent, thus requiring all actions to be taken at a meeting of the stockholders;

•	require supermajority stockholder voting to effect certain amendments to our restated certificate of incorporation and amended and restated bylaws; and

•	require advance notification of stockholder nominations and proposals.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a)	Sales of Unregistered Securities
          During the quarter ended August 31, 2007, we granted options to purchase 610,760 common shares at an exercise price of $11.00 per share, and issued 23,814 shares upon exercise of stock options for cash consideration under our 1999 Equity Incentive Plan. In addition, during the quarter, we issued 26,797 shares upon the net exercise of a warrant to purchase 37,500 shares of our common shares held by a financial institution. These issuances were undertaken in reliance upon the exemption from registration requirements of Rule 701 or Section 4(2) of the Securities Act of 1933. The recipients of securities in each transaction represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution and appropriate legends were affixed to the share certificates issued in these transactions. All recipients had adequate access, through their relationships with us, to information about us.
(b)	Use of Proceeds from Public Offering of Common Stock
          In August 2007, we completed our IPO pursuant to a registration statement on Form S-1 (Registration No. 333-143248) which the U.S. Securities and Exchange Commission declared effective on August 7, 2007. Under the registration statement, we registered the offering and sale of an aggregate of up to 6,900,000 shares of our common stock. Of the registered shares, 6,000,000 of the shares of common stock issued pursuant to the registration statement were sold at a price to the public of $11.00 per share. The managing underwriters were Morgan Stanley & Co. Incorporated and Credit Suisse Securities (USA) LLC.
          As a result of the IPO, we raised a total of $57.7 million in net proceeds after deducting underwriting discounts and commissions of $4.6 million and offering expenses of $3.7 million. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates. On August 14, 2007 we used $3.0 million of our proceeds to settle our credit facility. On August 16, 2007, we used $10.2 million of our proceeds to settle our term loan with Silicon Valley Bank and Gold Hill Venture Lending 03, LP. We intend to use the remaining net proceeds from the offering for working capital and other general corporate purposes, including to finance our growth, develop new software and fund capital expenditures. Additionally, we may choose to expand our current business through acquisitions of other complementary businesses, products, services or technologies. We have no current agreements or commitments with respect to any material acquisitions. Pending such uses, we plan to invest the net proceeds in short-term, interest-bearing, investment grade securities. There were no material differences in the actual use of proceeds from our IPO as compared to the planned use of proceeds as described in the final prospectus filed with the Securities and Exchange Commission pursuant to Rule 424(b).
(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers
          None.

Item 3. Defaults Upon Senior Securities.
          None.
Item 4. Submission of Matters to a Vote of Security Holders.
In the quarter ended August 31, 2007, our stockholders took the following action by written consent without a meeting in accordance with Section 228(e) of the Delaware General Corporate Law:
Voting actions take in connection with our IPO. On July 20, 2007, we distributed a written consent to our stockholders requesting approval of the following matters in connection with our IPO: (1) the amendment and restatement of our Certificate of Incorporation to effect a one-for-two reverse stock split of our outstanding shares of common and preferred stock that was to become (and later became) effective prior to the closing of our IPO; (2) the restatement of our Certificate of Incorporation to implement certain corporate governance requirements and increases to our authorized capital stock that was to become (and later became) effective prior to the closing of our IPO; (3) the amendment and restatement of our Bylaws to provide certain changes consistent with our becoming a public company that was to become (and later became) effective prior to the closing of our IPO; (4) the adoption of our 2007 Employee Stock Purchase Plan; (5) the adoption of our 2007 Equity Incentive Plan; and (6) the adoption of a form Indemnification Agreement to be entered into with each of our officers, directors and certain key employees. Written consents from stockholders holding an aggregate of 19,136,794 shares of our capital stock voting in favor of all of these matters were received by us and written consents were not received by us from stockholders holding an aggregate of 1,057,142 shares of our capital stock entitled to vote on such matters.
Item 5. Other Information.
          None.
Item 6. INDEX TO EXHIBITS

Exhibit
No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
          The certification attached as Exhibit 32.1 that accompanies this Quarterly Report on Form 10-Q is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of DemandTec, Inc. under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: October 5, 2007

DemandTec, Inc.
By:	/s/ Mark A. Culhane
Mark A. Culhane
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit
No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.