Form 10-Q
period 2007-11-30
DemandTec, Inc.
filed 2008-01-14
CIK 1400400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 001-33634
DemandTec, Inc.
(Exact name of registrant as specified in its charter)

Delaware	94-3344761
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)
One Circle Star Way, Suite 200
San Carlos, California 94070
(Address of Principal Executive Offices including Zip Code)
(650) 226-4600
(Registrant’s Telephone Number, Including Area Code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s common stock, par value $0.001, outstanding as of December 31, 2007 was: 26,373,080.

DemandTec, Inc.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
DemandTec, Inc.
Consolidated Balance Sheets
(in thousands, except per share data)

	November 30,	February 28,
	2007	2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$28,762	$21,036
Marketable securities	45,344	4,442
Accounts receivable, net of allowances of $188 and $62 as of November 30 and February 28, 2007, respectively	17,547	14,338
Deferred commissions, current	1,627	2,167
Prepaid expenses and other current assets	1,696	1,035

Total current assets	94,976	43,018
Property, equipment and leasehold improvements, net	4,527	2,941
Restricted cash	200	200
Deferred commissions, non-current	776	122
Goodwill	5,290	5,290
Acquired intangible assets	4,002	4,729
Other assets	3	495

Total assets	$109,774	$56,795

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$2,819	$4,538
Accrued compensation	4,315	3,258
Deferred revenue, current	39,759	31,143
Note payable, current	—	1,585
Note payable to former TradePoint shareholders	475	1,800
Liability for early exercise of stock options, current	99	168
Redeemable convertible preferred stock warrant liability	—	592

Total current liabilities	47,467	43,084

Liability for early exercise of stock options, non-current	54	130
Deferred revenue, non-current	12,839	11,029
Note payable, non-current	—	8,678
Line of credit	—	3,000
Other long-term liabilities	491	461
Commitments and contingent liabilities
Redeemable convertible preferred stock:
Series B, $0.001 par value — 5,219 shares authorized, 5,188 shares issued and outstanding as of February 28, 2007; no shares authorized as of November 30, 2007	—	17,005
Series C, $0.001 par value — 6,299 shares authorized, 6,223 shares issued and outstanding as of February 28, 2007; no shares authorized as of November 30, 2007	—	32,068

Total redeemable convertible preferred stock	—	49,073

Stockholders’ equity (deficit):
Convertible preferred stock, Series A, $0.001 par value — 2,100 shares authorized, 2,100 shares issued and outstanding as of February 28, 2007; no shares authorized as of November 30, 2007	—	2,071
Common stock, $0.001 par value — 175,000 and 100,000 shares authorized as of November 30 and February 28, 2007, respectively; 26,292 and 6,455 shares issued and outstanding, excluding 91 and 200 shares subject to repurchase, as of November 30 and February 28, 2007, respectively	26	6
Additional paid-in capital	120,158	7,204
Accumulated deficit	(71,261)	(67,941)

Total stockholders’ equity (deficit)	48,923	(58,660)

Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$109,774	$56,795

See Notes to Consolidated Financial Statements.

DemandTec, Inc.
Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2007	2006	2007	2006
Revenue	$15,945	$10,673	$43,866	$31,186
Cost of revenue(1)(2)	5,560	3,274	14,898	9,696

Gross profit	10,385	7,399	28,968	21,490

Operating expenses:
Research and development(2)	5,598	3,786	15,736	10,597
Sales and marketing(2)	4,697	2,929	12,316	8,668
General and administrative(2)	1,956	719	4,354	1,924
Amortization of acquired intangible assets	89	30	271	30

Total operating expenses	12,340	7,464	32,677	21,219

Income (loss) from operations	(1,955)	(65)	(3,709)	271
Interest income	878	250	1,658	500
Interest expense	—	(430)	(1,216)	(693)
Other income (expense), net	291	(51)	279	5

Income (loss) before provision for income taxes	(786)	(296)	(2,988)	83
Provision for income taxes	181	18	319	4

Net income (loss)	(967)	(314)	(3,307)	79
Accretion to redemption value of preferred stock	—	8	13	24

Net income (loss) attributable to common stockholders	$(967)	$(322)	$(3,320)	$55

Net income (loss) per common share, basic	$(0.04)	$(0.06)	$(0.23)	$0.01

Net income (loss) per common share, diluted	$(0.04)	$(0.06)	$(0.23)	$0.00

Shares used in computing basic net income (loss) per common share	26,167	5,597	14,705	5,237

Shares used in computing diluted net income (loss) per common share	26,167	5,597	14,705	21,823

(1) Includes amortization of acquired intangible assets	$154	$51	$456	$51

(2) Includes stock-based compensation expense as follows:
Cost of revenue	$539	$13	$839	$21
Research and development	580	13	827	24
Sales and marketing	605	18	830	37
General and administrative	340	18	569	28
See Notes to Consolidated Financial Statements.

DemandTec, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended
	November 30,
	2007	2006
Operating activities:
Net income (loss)	$(3,307)	$79
Adjustment to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,390	732
Stock-based compensation expense	3,065	110
Amortization of warrants issued in conjunction with debt	64	61
Revaluation of warrants to fair value	119	57
Amortization of acquired intangible assets	727	81
Amortization of financing costs	93	77
Acceleration of interest amortization upon early extinguishment of debt	504	—
Provision for accounts receivable	126	16
Other	(120)	(58)
Changes in operating assets and liabilities:
Accounts receivable	(3,269)	(4,983)
Prepaid expenses and other current assets	(661)	(115)
Deferred commissions	(114)	441
Other assets	(30)	(251)
Accounts payable and accrued expenses	(1,841)	(618)
Accrued compensation	1,056	157
Deferred revenue	10,426	4,319

Net cash provided by operating activities	8,228	105

Investing activities:
Purchases of property, equipment and leasehold improvements	(2,976)	(1,442)
Purchases of marketable securities	(56,652)	(5,100)
Maturities of marketable securities	15,750	3,442
Acquisition of TradePoint, net of cash received	(1,325)	(3,704)

Net cash used in investing activities	(45,203)	(6,804)

Financing activities:
Proceeds from issuance of common stock, net of repurchases, excluding initial public offering	284	521
Proceeds from issuance of convertible preferred stock	—	65
Net cash proceeds from initial public offering	57,611	—
Increase in liability associated with offering costs	166	—
Proceeds from advances on line of credit	—	3,000
Payments on line of credit	(3,000)	(2,218)
Proceeds from issuance of notes payable	—	10,000
Payment of term loan balloon interest	(400)	—
Payments of notes payable	(10,000)	—

Net cash provided by financing activities	44,661	11,368

Effect of exchange rate changes on cash and cash equivalents	40	72

Net increase in cash and cash equivalents	7,726	4,741
Cash and cash equivalents at beginning of period	21,036	12,288

Cash and cash equivalents at end of period	$28,762	$17,029

Supplemental information:
Cash paid for interest	$956	$523

Cash paid for income taxes	$200	$15

Common stock issued in connection with acquisition of TradePoint	$—	$4,085

Reclassification of preferred stock warrant from liability to additional paid-in capital	$712	$—

Issuance of warrants for common stock	$—	$171

Issuance of warrants for preferred stock	$—	$172

Deferred financing costs on note payable	$—	$400

Note payable to former TradePoint stockholders	$—	$1,800

Accretion to redemption value of preferred stock	$13	$24

Conversion of preferred stock to common stock and additional paid-in capital	$51,144	$—

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
          Initial Public Offering
          In August 2007, we completed our initial public offering, or IPO, in which we sold and issued 6,000,000 shares of our common stock at an issue price of $11.00 per share. We raised a total of $66.0 million in gross proceeds from the IPO, or approximately $57.6 million in net proceeds after deducting underwriting discounts and commissions of $4.6 million and other offering costs of $3.8 million. Upon the closing of the IPO, all shares of convertible preferred stock outstanding automatically converted into 13,511,107 shares of common stock.
Significant Accounting Policies
          Basis of Presentation
          Our consolidated financial statements include our accounts and those of our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The accompanying consolidated balance sheet as of November 30, 2007, consolidated statements of operations for the three and nine months ended November 30, 2007 and 2006 and statements of cash flows for the nine months ended November 30, 2007 and 2006 are unaudited. The consolidated balance sheet data as of February 28, 2007 was derived from the audited consolidated financial statements which are included in the final prospectus dated August 8, 2007 related to our IPO. The accompanying statements should be read in conjunction with the audited consolidated financial statements and related notes contained in that prospectus.
          The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, or GAAP, pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. They do not include all of the financial information and footnotes required by GAAP. The unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of our management, include all adjustments necessary for the fair presentation of our statement of financial position and our results of operations for the periods included in this quarterly report. The results for the three and nine months ended November 30, 2007 are not necessarily indicative of the results to be expected for any subsequent quarter or for the year ending February 29, 2008.
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
          Foreign Currency Translation
          The denomination of the majority of our sales arrangements and the functional currency of our international operations is the United States dollar. Our international operations’ financial statements are remeasured into United States dollars, with adjustments recorded as foreign currency gains (losses) in the consolidated statement of operations for the period. All monetary assets and liabilities are remeasured at the current exchange rate at the end of the period, non-monetary assets and liabilities are remeasured at historical exchange rates, and revenue and expenses are remeasured at average exchange rates in effect during the period. We recognized a foreign currency gain of approximately $297,000 and $388,000 for the three and nine months ended November 30, 2007, respectively, and zero and $67,000 for the same periods of fiscal 2007, respectively, in other income (expense), net.
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
          The following customers accounted for more than 10.0% of our revenue in the periods presented:

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2007	2006	2007	2006
Customer A	13.5%	0.4%	11.5%	1.3%
Customer B	10.4%	3.6%	8.6%	1.2%
Customer C	7.2%	10.5%	7.8%	10.1%
          As of November 30, 2007 and February 28, 2007, long-lived assets located outside the United States were not significant.
          Revenue by geographic region, based on the billing address of the customer, was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2007	2006	2007	2006
United States	$14,011	$9,856	$38,595	$28,970
International	1,934	817	5,271	2,216

Total revenue	$15,945	$10,673	$43,866	$31,186

          As of November 30, 2007, three customers accounted for approximately 47% of our outstanding accounts receivable balance. As of February 28, 2007, a different customer accounted for 70% of our outstanding accounts receivable balance.

          The equipment hosting our software is located in two third-party data center facilities located in California. We do not control the operation of these facilities and our operations are vulnerable to damage or interruption in the event either of these third-party data center facilities fail.
          Redeemable Convertible Preferred Stock Warrants
          Prior to our IPO, freestanding warrants related to shares that were redeemable were accounted for in accordance with SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, or SFAS No. 150. Following SFAS No. 150, the freestanding warrants associated with our redeemable convertible preferred stock were classified as liabilities on our consolidated balance sheet and were subject to re-measurement at each balance sheet date and through the closing of our IPO. Any change in fair value was recognized as a component of other income (expense), net. Subsequent to the closing of our IPO and the associated conversion of our outstanding convertible preferred stock to common stock, the warrants were reclassified from liabilities to common stock and additional paid-in capital and are no longer subject to re-measurement. A total of $712,000 was reclassified in this manner in the second quarter ended August 31, 2007. At November 30, 2007, warrants to purchase 144,247 shares of common stock were outstanding. In December 2007, a financial institution exercised its warrants as to 113,759 shares, resulting in our issuance of 80,884 shares of common stock after netting 32,875 shares in payment of the exercise price. See Note 5 for additional information.
          Deferred Commissions
          We capitalize certain commission costs directly related to the acquisition of a customer agreement in accordance with Financial Accounting Standards Board, or FASB, Technical Bulletin 90-1, Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts. Our commission payments are paid shortly after our receipt of the related customer payment. The commissions are deferred and amortized to sales and marketing expense over the revenue recognition term of the related non-cancelable customer agreement. The deferred commission amounts are recoverable through their accompanying future revenue streams under non-cancellable customer agreements. We believe this is the appropriate method of accounting as the commission charges are so closely related to the revenue from the customer contracts that they should be recorded as an asset and charged to expense over the same period that the related revenue is recognized. We capitalized gross commission costs of approximately $411,000 and $2.1 million for the three and nine months ended November 30, 2007, respectively, and amortized commission costs to expense of $710,000 and $2.0 million, respectively. We capitalized gross commission costs of approximately $665,000 and $1.3 million for the three and nine months ended November 30, 2006, respectively, and amortized commission costs to expense of $354,000 and $1.0 million, respectively.
          Goodwill and Intangible Assets
          We record as goodwill the excess of the acquisition purchase price over the fair value of the tangible and identifiable intangible assets acquired. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, or SFAS No. 142, we do not amortize goodwill, but perform an annual impairment review of our goodwill during our third quarter, or more frequently if indicators of potential impairment arise. Following the criteria of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, and SFAS No. 142, we have a single operating segment and consequently evaluate goodwill for impairment based on an evaluation of the fair value of our company as a whole. We record acquired intangible assets at their respective estimated fair values at the date of acquisition. Acquired intangible assets are being amortized using the straight-line method over their remaining estimated useful lives, which range from approximately two to nine years. We evaluate the remaining useful lives of intangible assets on a periodic basis to determine whether events or circumstances warrant a revision to the remaining estimated amortization period. We observed no impairment indicators through November 30, 2007.
          Impairment of Long-Lived Assets
          We evaluate the recoverability of our long-lived assets, including acquired intangible assets and property and equipment, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Long-lived assets are reviewed for possible impairment whenever events or circumstances indicate that the carrying amount of these assets may not be recoverable. We measure recoverability of each asset by comparison of its carrying amount to the future undiscounted cash flows we expect the asset to generate. If we consider the asset to be impaired, we measure the amount of any impairment as the difference between the carrying amount and the fair value of the impaired asset. We observed no impairment indicators through November 30, 2007.

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
          Options and warrants granted to consultants and other non-employees are accounted for in accordance with EITF Issue No. 96-18, Accounting for Equity Investments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, or EITF No. 96-18, and are valued using the Black-Scholes method prescribed by SFAS No. 123R. These options are subject to periodic revaluation over their vesting terms, and are charged to expense over the vesting term using the graded method.
          Net Income (Loss) per Common Share
          We compute net income (loss) per share in accordance with SFAS No. 128, Earnings per Share. Under the provisions of SFAS No. 128, basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period except that it does not include unvested common shares subject to repurchase. Diluted net income per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options or warrants or upon the settlement of performance stock units (PSUs), unvested common shares subject to repurchase or cancellation and convertible preferred stock. The dilutive effect of outstanding stock options, PSUs and warrants is reflected in diluted income per share by application of the treasury stock method. When dilutive, convertible preferred stock is reflected on an if-converted basis from the date of issuance. For the three and nine months ended November 30, 2007 and for the three months ended November 30, 2006, basic and diluted net loss per common share were the same, as the impact of all potentially dilutive securities outstanding was anti-dilutive.
          The following table presents the calculation of basic and diluted net income (loss) per common share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2007	2006	2007	2006
Net income (loss) attributable to common stockholders	$(967)	$(322)	$(3,320)	$55

Weighted average number of common shares outstanding	26,274	5,841	14,844	5,523
Less: Weighted average number of common shares subject to repurchase	(107)	(244)	(139)	(286)

Weighted average number of common shares outstanding used in computing basic net income (loss) per common share	26,167	5,597	14,705	5,237

Net income (loss) per common share, basic	$(0.04)	$(0.06)	$(0.23)	$0.01

Effect of dilutive securities:
Weighted average convertible preferred shares	—	—	—	13,504
Weighted average stock options and warrants and unvested common shares subject to repurchase	—	—	—	3,082

Weighted average number of common shares outstanding used in computing diluted net income (loss) per common share	26,167	5,597	14,705	21,823

Net income (loss) per common share, diluted	$(0.04)	$(0.06)	$(0.23)	$0.00

          The following weighted average outstanding shares subject to options and warrants to purchase common stock, common stock subject to repurchase, convertible preferred stock and shares subject to warrants to purchase convertible preferred stock were antidilutive due to a net loss in the periods presented and, therefore, were excluded from the dilutive securities computation (in thousands):

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2007	2006	2007	2006
Shares subject to options to purchase common stock and PSUs	6,027	2,935	5,101
Shares subject to warrants to purchase common stock	105	182	172	—
Common stock subject to repurchase	107	244	139	—
Convertible preferred stock (as-converted basis until IPO)	—	13,511	7,881	—

Total	6,239	16,872	13,293	—

          Recent Accounting Pronouncements
          In June 2007, the FASB ratified EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities (“EITF 07-3”). EITF No. 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. EITF No. 07-3 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007, and we will adopt it in the first quarter of fiscal 2009. We are currently evaluating the impact of the pending adoption of EITF 07-3 on our consolidated financial statements.
          In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FAS No. 115 (“SFAS No. 159”). SFAS No. 159 allows measurement at fair value of eligible financial assets and liabilities that are not otherwise measured at fair value. If the fair value option for an eligible item is elected, unrealized gains and losses on that item shall be reported in current earnings at each subsequent reporting date. SFAS No. 159 also establishes presentation and disclosure requirements designed to draw comparison between the different measurement attributes the company elects for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and early adoption is permitted. We are currently assessing the impact of SFAS No. 159 on our consolidated financial statements.
          In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). The purpose of SFAS No. 157 is to define fair value, establish a framework for measuring fair value and enhance disclosures about fair value measurements. The measurement and disclosure requirements are effective beginning in the first quarter of fiscal 2009. We are currently assessing whether adoption of SFAS No. 157 will have an impact on our consolidated financial statements.
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
          The carrying values as of November 30, 2007 of amortizing intangible assets acquired in the TradePoint acquisition are summarized in the following table:

				Weighted
				Average
	Gross	Accumulated	Net	Amortization
	Value	Amortization	Value	Period
		(dollars in thousands)		(in years)
Developed technology	$3,050	$(661)	$2,389	5
Customer relationships	940	(145)	795	7
Non-compete covenants	500	(181)	319	3
Trade name	560	(61)	499	10

Total	$5,050	$(1,048)	$4,002

          Amortization expense related to acquired intangible assets was $243,000 for the three months ended November 30, 2007, of which $89,000 was included as a separate component of operating expenses and $154,000 was included in cost of revenue in the accompanying statements of operations. Amortization expense related to acquired intangible assets was $727,000 for the nine months ended November 30, 2007, of which $271,000 was included as a separate component of operating expenses and $456,000 was included in cost of revenue in the accompanying statements of operations.

          For the three and nine months ended November 30, 2006, amortization expense related to acquired intangible assets was $81,000, of which $30,000 was included as a separate component of operating expenses and $51,000 was included in cost of revenue in the accompanying statements of operations.
          As of November 30, 2007, the estimated amortization expense related to the acquired intangible assets for each of the next five fiscal years and thereafter is summarized in the following table (in thousands):

As of
November 30,
Fiscal Year	2007
2008 (for the remaining three months)	$240
2009	967
2010	913
2011	800
2012	597
Thereafter	485

Total	$4,002

3. Marketable Securities
          Marketable securities, at amortized cost, consisted of the following (in thousands):

	As of	As of
	November 30,	February 28,
	2007	2007
Certificates of deposit	$—	$550
Commercial paper	8,063	350
Corporate bonds	2,825	2,698
U.S. agency bonds	34,059	250
Asset backed securities	397	594

Total marketable securities	$45,344	$4,442

          The maturity dates of the U.S. agency bonds ranged from December 2007 through January 2008. All investments were accounted for as held-to-maturity and, thus, there were no recognized gains or losses during the three and nine months ended November 30, 2007 and November 30, 2006.
4. Commitments
          We lease office space in various locations throughout the United States, Europe and Japan. Total rent expense was $235,000 and $645,000 for the three and nine months ended November 30, 2007, respectively. Total rent expense was $189,000 and $555,000 for the three and nine months ended November 30, 2006, respectively.
          Future minimum lease commitments due under noncancelable operating leases were as follows (in thousands):

As of
November 30,
Fiscal Year	2007
2008	$242
2009	1,032
2010	1,065
2011	153

Total	$2,492

          In connection with a noncancelable operating lease commitment, we have issued, in favor of our landlord, an irrevocable letter of credit for an aggregate amount of $200,000 that will automatically renew until the lease expires in February 2010. As of November 30, 2007, we had a $200,000 certificate of deposit with a financial institution to secure the letter of credit, which is recorded as restricted cash on the accompanying balance sheets.

5. Debt and Warrants
          In May of 2006, we entered into a revolving line of credit with a financial institution. Amounts available for borrowing are limited to the lesser of (i) $5.0 million or (ii) $3.0 million plus 80% of eligible accounts receivable. Borrowings under this line of credit accrue interest at the greater of (i) the prime rate plus 0.5% or (ii) 8.0%. The facility expires in May 2008. During the first year of this line of credit, minimum monthly interest was charged based on the higher of interest based on outstanding borrowings or the interest applicable to borrowings of $2.0 million. There is no prepayment penalty, and no minimum interest is due if the line of credit is repaid in full and the facility is closed. The line of credit is collateralized by all of our assets and requires us to comply with certain covenants, including limitations on indebtedness and restrictions on dividend distributions. We also guaranteed and pledged to the financial institution a security interest in all of our intellectual property. As of February 28, 2007, we had $3.0 million outstanding under this line of credit. In August of 2007, we paid off the entire outstanding balance of $3.0 million.
          In connection with entering into the line of credit agreement, we issued the financial institution a warrant to purchase up to 37,500 shares of our Series C convertible preferred stock at an exercise price of $5.16 per share. The warrant was nonforfeitable, fully vested and exercisable upon grant, and expires in May 2016. The fair value of the warrant was recorded as debt issuance costs and was being amortized to interest expense using the effective interest method over the loan term. Upon the completion of the IPO, the warrant converted into a warrant to purchase common stock. In December 2007, the financial institution exercised its warrant, resulting in our issuance of 24,642 shares of common stock after netting 12,858 shares in payment of the exercise price of $5.16 per share.
          In July of 2006, we entered into a 48-month $10.0 million term loan, or the July of 2006 Loan, with two financial institutions at a fixed interest rate of 9.5%. During the first 12-month interest-only period, interest was payable monthly. Following the interest-only period, we were obligated to pay principal and interest in equal monthly installments over the remaining 36 months. The final scheduled payment included a balloon interest payment of $400,000. The balloon interest payment was accounted for as a deferred charge in other assets and was being amortized to interest expense over the term of the loan. In August 2007, we paid off the term loan balance, without penalty, including the full $400,000 balloon interest payment. The term loan facility is no longer available.
          In connection with the July of 2006 Loan, we issued to each of the two financial institutions a warrant to purchase up to 37,500 shares of our common stock (for an aggregate of 75,000 shares) at an exercise price of $2.70 per share. Each warrant was nonforfeitable, fully vested and exercisable upon grant, and had an expiration date in July of 2016. The fair value of the warrants was recorded to debt issuance costs and was being amortized to interest expense using the effective interest method over the loan term. In August of 2007, one of the financial institutions exercised its warrant, resulting in our issuance of 26,797 shares of common stock after netting 10,703 shares in payment of the exercise price of $2.70 per share. In December of 2007, the other financial institution exercised its warrant, resulting in our issuance of 30,772 shares of common stock after netting 6,728 shares in payment of the exercise price of $2.70 per share.
          In addition to the warrants issued in conjunction with debt in our fiscal 2007, in October of 2001, we granted to a financial institution a warrant to purchase up to 30,488 shares of our Series B redeemable convertible preferred stock, at an exercise price of $3.28 per share, in connection with a loan for equipment financing. The warrant was nonforfeitable, fully vested and exercisable upon grant, and will expire in October 2008. In March of 2002, we granted to the same financial institution an additional warrant to purchase up to 38,759 shares of our Series C redeemable convertible preferred stock, at an exercise price of $5.16 per share, in connection with a loan for equipment financing. The warrant was nonforfeitable, fully vested and exercisable upon grant, and will expire in March of 2012. Upon the completion of the IPO, the warrant converted into a warrant to purchase common stock. In December of 2007, the financial institution exercised one of its warrants, resulting in our issuance of 25,470 shares of common stock after netting 13,289 shares in payment of the exercise price of $5.16 per share.
          Under FASB Staff Position, or FSP, No. 150-5, Issuer’s Accounting under FASB Statement No. 150 for Freestanding Warrants and Other Similar Instruments on Shares That Are Redeemable, prior to the closing date of our IPO, the preferred stock warrants were classified in liabilities and were revalued each reporting period with the changes in fair value recorded within other income (expense), net in the accompanying consolidated statements of operations. Because of the automatic conversion of the preferred stock warrants to common stock warrants upon the closing of our IPO in August of 2007, we no longer revalue the warrants and have reclassified the $712,000 remaining liability balance to additional paid-in capital as of the August 30, 2007 balance sheet date.

          Expense associated with the amortization of the fair values of the warrants, loan financing costs and the balloon interest payment on the term loan was zero and $157,000, respectively, in the three and nine months ended November 30, 2007, compared to $91,000 and $138,000, respectively, in the three and nine months ended November 30, 2006. In addition, we accelerated the expense recognition of the remaining unamortized fair values of the warrants, loan financing cost and balloon interest balances upon paying off the $3.0 million revolving line of credit balance and the $10.0 million term loan in August of 2007, resulting in an additional $504,000 charge to interest expense in the quarter ended August 31, 2007.
6. Stockholders’ Equity
          In August of 2007, we completed our initial public offering in which we sold and issued 6,000,000 shares of common stock at an issue price of $11.00 per share. As a result of the IPO, we raised a total of $66.0 million in gross proceeds, or approximately $57.6 million in net proceeds after deducting underwriting discounts and commissions of $4.6 million and other offering costs of $3.8 million. Upon the closing of the IPO, all shares of our convertible preferred stock outstanding automatically converted into 13,511,107 shares of common stock. As of November 30, 2007 we had the following common shares outstanding (in thousands):

Common stock issued in IPO	6,000
Common stock issued upon conversion of preferred stock	13,511
Common stock issued to pre-IPO investors or upon exercise of options or warrants	6,781

Total	26,292

          We have issued shares of common stock under restricted stock purchase agreements in connection with early exercises of common stock option grants. These agreements contain provisions for the repurchase of unvested shares by us at the original issuance price upon termination of the optionholders’ employment. The repurchase rights generally lapse over four years. As of November 30, 2007 and February 28, 2007, a total of 91,442 and 199,931 shares, respectively, were subject to our lapsing right to repurchase.
Equity Incentive Plans and Employee Stock Purchase Plan
          1999 Equity Incentive Plan
          In December of 1999, our Board of Directors adopted the 1999 Equity Incentive Plan (the “1999 Plan”). The 1999 Plan, which expired on August 8, 2007, provided for incentive or nonstatutory stock options, stock bonuses and rights to acquire restricted stock to be granted to employees, outside directors and consultants. As of November 30, 2007, options to purchase 6,995,473 shares of common stock remained outstanding under the 1999 Plan. Such options are exercisable as determined by our Board of Directors and as specified in each option agreement. Options granted under the 1999 Plan vest over a period of time as determined by our Board of Directors, generally four years, and expire no more than ten years from the date of grant.
          2007 Equity Incentive Plan
          In May of 2007 our Board of Directors adopted, and in July of 2007 our stockholders approved, the 2007 Equity Incentive Plan (the “2007 Plan”). The 2007 Plan became effective upon our IPO. The 2007 Plan, which is administered by the Compensation Committee of our Board of Directors, provides for stock options, stock units, restricted shares, and stock appreciation rights to be granted to employees, non-employee directors and consultants. Three million shares of our common stock have initially been reserved for issuance under the 2007 Plan. In addition, on the first day of each fiscal year commencing with fiscal year 2009, the aggregate number of shares reserved for issuance under the 2007 Plan shall automatically increase by a number equal to the lowest of a) 5% of the total number of shares of common stock then outstanding, b) 3,750,000 shares, or c) a number determined by our Board of Directors.
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
          Performance Stock Units. Performance stock units (PSUs) are awards under our 2007 Plan that entitle the recipient to receive shares of our common stock upon vesting and settlement of the awards pursuant to certain performance and time-based vesting criteria set by our Compensation Committee. We measure the value of the PSUs at fair value on the measurement date, based on the number of units granted and the market price of our common stock on that date. We amortize the fair value, net of estimated forfeitures, as stock-based compensation expense on a straight-line basis over the vesting period of each tranche of the award, viewing each tranche as a separate award. SFAS No. 123R requires compensation expense to be recognized on the PSUs if it is probable that the performance and service conditions will be achieved. We evaluate the probability of meeting the performance criteria at the end of each reporting period to determine whether to accrue compensation expense. The PSUs may vest over a period of up to 29 months.

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
          At the measurement date, the fair value of the PSUs granted was approximately $10.0 million, which is to be recognized over the vesting lives of the awards. We have assessed that it is probable that the company performance targets will be achieved and are recording compensation expense over the anticipated vesting periods of the awards, net of an assumed forfeiture rate. At each reporting period, we reassess the probability of achieving the performance targets and the service periods required for vesting. The estimation of whether the performance targets and service periods will be achieved requires judgment. To the extent actual results or updated estimates differ from our current estimates, either (a) the cumulative effect on current and prior periods of those changes will be recorded in the period those estimates are revised, or (b) the change in estimate will be applied prospectively, depending on whether the change affects the estimate of total compensation cost to be recognized or merely affects the period over which the compensation cost will be recognized. The ultimate number of shares to be issued upon settlement of the PSUs, and the related compensation expense to be recognized, will be based on actual achievement of the performance targets and service requirements. For the three and nine months ended November 30, 2007, we recognized stock-based compensation expense associated with the PSUs of approximately $1.4 million and approximately $1.6 million, respectively.
          A summary of activity under our 1999 and 2007 Equity Incentive Plans follows:

			Average
			Option
	Shares	Shares Subject	Exercise
	Available	to Options	Price
	for Grant	Outstanding	per Share
	(shares in thousands)
Balance at February 28, 2007	318	6,176	$1.98
Additional shares authorized	3,675	—	—
Options granted	(1,362)	1,362	9.73
Performance stock units granted	(1,000)	—	—
Options exercised	—	(112)	2.54
Options canceled/forfeited	239	(239)	5.04
Shares repurchased	12	—	—
Options expired	(73)	—	—

Balance at November 30, 2007	1,809	7,187	$3.33

          The following table summarizes information concerning options outstanding at November 30, 2007:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
	Number of	Average	Average	Number of	Average
	Shares	Remaining	Exercise	Shares	Exercise
	Subject to	Contractual	Price per	Subject to	Price per
	Options	Term	Share	Options	Share
Range of Exercise Prices	(in thousands)	(in years)		(in thousands)
$0.10 — $1.00	2,210	4.98	$0.86	2,162	$0.86
1.30 — 1.90	1,559	7.13	1.37	1,071	1.36
2.50 — 5.40	2,165	8.49	3.46	700	3.24
6.70 — 11.00	1,148	9.38	9.30	50	7.27
13.60 — 19.67	105	9.89	16.79	0	—

	7,187	7.28	$3.33	3,983	$1.49

          At November 30, 2007, the aggregate intrinsic value of currently exercisable options was approximately $59.4 million and the weighted average remaining contractual term of those options was 6.2 years. The aggregate intrinsic value was calculated as the difference between the exercise price of the underlying stock option awards and the closing market value of our common stock on November 30, 2007 of $16.41 per share.

          The following table summarizes information concerning vested and expected to vest options outstanding (dollars in thousands, except per share amounts):

As of
November 30,
2007
Number of vested and expected-to-vest options outstanding	6,784
Weighted average exercise price per share	$3.22
Aggregate intrinsic value	$89,657
Weighted average remaining contractual term (in years)	7.2
          2007 Employee Stock Purchase Plan
          In May of 2007 our Board of Directors adopted, and in July of 2007 our stockholders approved, the 2007 Employee Stock Purchase Plan (the “ESPP”). Under the ESPP, eligible employees may purchase shares of common stock at a price per share equal to 85% of the lesser of the fair market value of our common stock as of the beginning or the end of the applicable offering period. The initial offering period commenced on August 8, 2007 and will end on April 15, 2008; each subsequent offering period will last for six months. 500,000 shares of our common stock have initially been reserved for issuance under the ESPP. In addition, on the first day of each fiscal year commencing with fiscal year 2009, the aggregate number of shares reserved for issuance under the ESPP shall automatically increase by a number equal to the lowest of a) 1% of the total number of shares of common stock then outstanding, b) 375,000 shares, or c) a number determined by our Board of Directors.
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
          The fair values of options granted to non-employees were calculated using the following assumptions for the periods presented:

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2007 (1)	2006	2007	2006
Weighted average expected term (in years)		9.9	9.6	9.7
Expected stock price volatility		61%	60%	62%
Risk-free interest rate		4.5%	4.9%	4.6%
Expected dividend yield		0%	0%	0%

(1)	No options were granted to non-employees in the three months ended November 30, 2007.
          Stock-based compensation expense charged for options granted to non-employees for the three and nine months ended November 30, 2007 was $226,000 and $454,000, respectively. Stock-based compensation expense charged for options granted to non-employees for the three and nine months ended November 30, 2006 was $28,000 and $42,000, respectively.

          Stock-Based Compensation Associated with Awards to Employees
          The estimated grant date fair values of the employee and non-employee director stock options, PSUs and shares subject to the ESPP were calculated using the Black-Scholes option pricing model, based on the following assumptions:

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2007	2006	2007	2006
Stock options:
Weighted average expected term (in years)	4.0	3.4	3.7	3.1
Expected stock price volatility	38%	47%	36%	43%
Risk-free interest rate	3.1%	4.7%	4.1%	4.8%
Expected dividend yield	0%	0%	0%	0%
Weighted average per share fair value of stock options granted during the period	$4.53	$1.27	$3.34	$1.01
Performance stock units:(1)
Weighted average per share fair value of performance stock units granted during the period			$9.97
Employee Stock Purchase Plan:(1)
Weighted average expected term (in months)			8
Expected stock price volatility			32%
Risk-free interest rate			4.2%
Expected dividend yield			0%

(1)	No shares were issued in the periods presented other than the nine months ended November 30, 2007.
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
          Volatility. Since we were a private entity until August of 2007 and have insufficient historical data regarding the volatility of our common stock price, the expected volatility used beginning March 31, 2006 and in all periods presented has been based on the volatility of stock prices for similar entities.
          Risk-Free Interest Rate. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with remaining terms similar to the expected terms of the awards.
          Dividend Yield. We have never declared or paid any cash dividends and do not plan to pay cash dividends in the foreseeable future, and, therefore, used an expected dividend yield of zero in the valuation model.
          Forfeitures. SFAS No. 123R also requires us to estimate forfeitures at the time of grant, and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data, as well as data for similar entities, to estimate pre-vesting stock-based awards forfeitures and record stock-based compensation expense only for those awards that are expected to vest. In evaluating similarity, we considered factors such as industry, stage of life cycle, size, employee demographics, and the nature of stock option plans. We believe that, with this information taken together, we have been able to develop reasonable expectations about future forfeiture patterns. All stock-based payment awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period.
          As of November 30, 2007, we had $5.9 million of unrecognized compensation costs, excluding estimated forfeitures, related to non-vested stock option awards granted after March 1, 2006, which were expected to be recognized over a weighted average period of approximately 2.7 years.
          The total compensation cost of approximately $174,000 related to the initial purchase period under the ESPP is being recognized on a straight-line basis through April 15, 2008, the end of the first purchase period.

          As of November 30, 2007, approximately $8.3 million of gross unrecognized compensation cost, excluding estimated forfeitures, related to PSUs was expected to be recognized over a weighted average period of approximately 1.6 years.
7. Income Taxes
          In the three and nine months ended November 30, 2007, we recorded income tax expense of $181,000 and $319,000, respectively.  In the three and nine months ended November 30, 2006, we recorded income tax expense of $18,000 and $4,000, respectively. The income tax expense was primarily the result of international taxes associated with our non-U.S. customers and operations as well as federal and state minimum taxes.
          Effective March 1, 2007, we adopted FIN No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109. FIN No. 48 prescribes a minimum recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company’s income tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the implementation of FIN No. 48, we recognized no change in the liability for unrecognized tax benefits related to tax positions taken in prior periods, and no corresponding change in our accumulated deficit. Additionally, FIN No. 48 specifies that tax positions for which the timing of the ultimate resolution is uncertain should be recognized as long-term liabilities. We made no reclassifications between current taxes payable and long-term taxes payable upon adoption of FIN No. 48. Our total amounts of unrecognized tax benefits as of the March 1, 2007 adoption date and as of November 30, 2007 were $2.7 million and $3.1 million, respectively. Of the unrecognized tax benefits, approximately $2.8 million would impact our effective tax rate, if recognized.
          Upon adoption of FIN No. 48, our policy to include interest and penalties related to unrecognized tax benefits within our provision (benefit) for income taxes did not change. As of the March 1, 2007 adoption date of FIN No. 48 and as of November 30, 2007, we had no amounts accrued for the payment of interest and penalties related to unrecognized tax benefit. For the three and nine months ended November 30, 2006 and November 30, 2007, we recognized no amounts for interest and penalties related to unrecognized tax benefits in our provision for income taxes. Because of our history of operating losses, all years remain open to audit.
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
Overview
          We are a leading provider of consumer demand management, or CDM, software. Our software enables retailers and consumer products manufacturers, or CP companies, to define merchandising and marketing strategies based on a scientific understanding of consumer behavior and makes actionable pricing, promotion and other merchandising and marketing recommendations to achieve their revenue, profitability and sales volume objectives. We deliver our applications by means of a SaaS model, which allows us to capture and analyze the most recent retailer and market-level data and enhance our software rapidly to address our customers’ ever-changing merchandising and marketing needs. Our CDM software is comprised of a suite of integrated applications — DemandTec Price, DemandTec Promotion, DemandTec Markdown and DemandTec TradePoint. We were incorporated in November 1999 and began selling our software in fiscal 2001. Our revenue has grown from $19.5 million in fiscal 2005 to $43.5 million in fiscal 2007 and was $43.9 million for the first nine months of fiscal 2008. Our operating expenses have also increased significantly during these same periods. We have incurred losses to date and had an accumulated deficit of approximately $71.3 million at November 30, 2007. Our fiscal year ends on the last day of February; fiscal 2007, for example, refers to our fiscal year ended February 28, 2007.
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
          Our agreements with retailers are large contracts that generally are two to three years in length. The annual contract value for each retail customer agreement is largely related to the size of the retailer, and therefore can fluctuate period to period depending upon the size of new retail agreements signed and existing retail agreements renewed in any given fiscal quarter. Our agreements with CP companies are principally one year in length and much smaller in annual and aggregate contract value than our retail customer contracts. A significant percentage of our new customer agreements within a given fiscal quarter are entered into during the last month, weeks or even days of that quarter.
          We are headquartered in San Carlos, California, and have sales and marketing offices in North America, Europe and Japan. We sell our software through our direct sales force and receive a number of customer prospect introductions through third-parties such as systems integrators and a data syndication company. In the first three quarters of fiscal 2008, 88% of our revenue was attributable to sales of our software to companies located in the United States. Over the next two fiscal years, we intend to expand our international operations by further developing our relationships with third-party systems integrators and by expanding our operations, professional services and direct sales force abroad, thereby incurring additional operating expenses and capital expenditures. Our ability to achieve profitability will also be affected by our revenue as well as our other operating expenses associated with growing our business. Our largest category of operating expenses is research and development expenses, and the largest component of our operating expenses is personnel costs.
          In November 2006, we acquired TradePoint. The aggregate purchase price was approximately $9.8 million. In this acquisition, we purchased intangible assets. We are amortizing acquired intangible assets over three to ten years on a straight-line basis, which, absent any impairment, will result in quarterly amortization expense of approximately $243,000 from the date of acquisition through the three months ended August 31, 2009 and declining amounts thereafter.
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
          During the third quarter of fiscal 2008 there were no significant changes in our critical accounting policies and estimates. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our final Prospectus dated August 8, 2007 related to our IPO and Note 1 of Notes to Consolidated Financial Statements included herein for a more complete discussion of our critical accounting policies and estimates.
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

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2007	2006	2007	2006
	(dollars in thousands)
Revenue	$15,945	$10,673	$43,866	$31,186
          Three and Nine Months Ended November 30, 2007 Compared to the Three and Nine Months Ended November 30, 2006. Revenue for the three and nine months ended November 30, 2007 increased approximately $5.3 million, or 49.4%, and $12.7 million, or 40.7%, respectively, over the same periods in fiscal 2007.
          Revenue increased for both new and existing customers in the three and nine months ended November 30, 2007 over the same periods in fiscal 2007. New customer revenue increased $2.8 million and $7.4 million, respectively, over the three and nine months ended November 30, 2007 and existing customer revenue increased $2.5 million and $5.3 million, respectively, in the three and nine months ended November 30, 2006. New customers are those that did not contribute any revenue in the three or nine months ended November 30, 2006. Existing customers are those that contributed revenue in each of the periods presented.
          In the three and nine months ended November 30, 2007, revenue from customers located outside the United States represented 12% of revenue as compared to 8% and 7%, respectively, in the three and nine months ended November 30, 2006. We expect that, in the future, revenue from customers outside the United States will increase as a percentage of total revenue on an annual basis.
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

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2007	2006	2007	2006
	(dollars in thousands)
Revenue	$15,945	$10,673	$43,866	$31,186
Cost of revenue	5,560	3,274	14,898	9,696
Gross profit	10,385	7,399	28,968	21,490
Gross margin	65.1%	69.3%	66.0%	68.9%
          Three and Nine Months Ended November 30, 2007 Compared to the Three and Nine Months Ended November 30, 2006. Cost of revenue in the three and nine months ended November 30, 2007 increased approximately $2.3 million, or 69.8%, and $5.2 million, or 53.7%, respectively, over the same periods in fiscal 2007. The increase was due primarily to personnel costs, allocated overhead, intangible amortization and depreciation expense.
          Personnel costs increased primarily as a result of increased headcount and stock-based compensation expense. Professional services, technical customer support and operations headcount increased to 80 at November 30, 2007 from 54 at November 30, 2006. Personnel costs increased approximately $1.5 million and $3.4 million, respectively, in the three and nine month periods ended November 30, 2007 over the same periods in fiscal 2007. Personnel costs include all compensation, benefits and hiring costs. Stock-based compensation expense, which is a component of personnel costs, was approximately $539,000 and $839,000, respectively, in the three and nine months ended November 30, 2007 as compared to $13,000 and $21,000, respectively, in the corresponding periods of the prior year. For the three and nine month periods of fiscal 2008, travel and entertainment expenses associated with the increased headcount grew $100,000 and $373,000, respectively, over the same periods in fiscal 2007. To supplement our professional services organization, we increased our use of third-party service providers, which further increased our expense by $249,000 and $295,000 for the three and nine month periods, respectively, over the same periods in fiscal 2007.
          Allocated overhead expenses increased approximately $265,000 and $746,000, respectively, in the three and nine month periods ended November 30, 2007 over the same periods in fiscal 2007, primarily due to higher expenses associated with facilities and insurance costs in addition to increased headcount, which is used as a basis for allocating overhead costs.
          Amortization of intangible assets acquired in the TradePoint acquisition was approximately $154,000 and $458,000, respectively, in the three and nine months ended November 30, 2007.
          Depreciation and maintenance expense, related to build-outs of data centers, increased $116,000 and $442,000, respectively, in the three and nine month periods ended November 30, 2007 over the same periods in fiscal 2007. Partially offsetting the increases, third-party data center costs decreased $642,000 in the nine month period ended November 30, 2007 from the same period in fiscal 2007. Depreciation and maintenance costs increased and data center costs decreased due to our transition to a new third-party data center provider in June of 2006 where we became responsible for the hardware and software platform used to deliver our software to our customers. As a result, our third-party data center costs decreased significantly while depreciation and maintenance expense increased because of the increase in capital expenditures associated with the procurement of hardware and software for our new third-party data center in fiscal 2007.
          Our gross margin declined 4.2 and 2.9 percentage points, respectively, in the three and nine months ended November 30, 2007 from the corresponding periods in the prior year. While we were able to control our new third-party data center costs and spread them across a larger base of customers, stock-based compensation, the amortization of acquired intangible assets associated with our TradePoint acquisition in November of 2006, and the increased use of third party service providers that supplement our professional services organizations offset this improvement in the three months and nine months ended November 30, 2007. We expect that our gross margins will improve in the future as we spread our data center infrastructure and personnel costs over a larger customer base. In addition, we are amortizing acquired intangible assets over three to ten years on a straight-line basis, which, absent any impairment, will result in quarterly amortization expense of approximately $150,000 in cost of revenue through the three months ended August 31, 2009 and declining amounts thereafter. We expect that stock-based compensation charges included in cost of revenue will increase in the near term but will vary over the long term depending on the timing and magnitude of equity incentive grants during each quarter.

          Research and Development Expenses
          Research and development expenses include compensation and related expenses for our research, product management and software development personnel and allocated overhead expenses. We devote substantial resources to extending our existing software applications as well as to developing new software.

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2007	2006	2007	2006
	(dollars in thousands)
Research and development	$5,598	$3,786	$15,736	$10,597
Percent of revenue	35.1%	35.5%	35.9%	34.0%
          Three and Nine Months Ended November 30, 2007 Compared to the Three and Nine Months Ended November 30, 2006. Research and development expenses in the three and nine months ended November 30, 2007 increased approximately $1.8 million, or 47.9%, and $5.1 million, or 48.5%, respectively, over the same periods in fiscal 2007 primarily due to increased personnel costs, allocated overhead expenses, and third-party contract fees.
          Personnel costs increased $1.5 million and $4.0 million for the three and nine months ended November 30, 2007, respectively, over the same periods in fiscal 2007, primarily as a result of increased headcount and stock-based compensation expense. Research and development headcount increased to 90 at November 30, 2007 from 84 at November 30, 2006. Personnel costs include all compensation, benefits and hiring costs. Stock-based compensation expense, which is a component of personnel costs, was $580,000 and $827,000, respectively, in the three and nine months ended November 30, 2007 and $13,000 and $24,000, respectively, in the three and nine months ended November 30, 2006.
          Allocated overhead expenses increased approximately $196,000 and $597,000, respectively, in the three and nine month periods ended November 30, 2007 over the same periods in fiscal 2007, as a result of increased facilities and insurance expenses in addition to increased research and development headcount, which is used as a basis for allocating overhead costs.
          Third-party contract development expense increased approximately $87,000 and $427,000 in the three and nine months ended November 30, 2007 compared to the same periods in fiscal 2007. The increase was primarily due to increased off-shore contract development activities related to sustaining engineering and quality assurance, which we have outsourced to a third-party off-shore contract development company Sonata Services Limited, or Sonata.
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

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2007	2006	2007	2006
	(dollars in thousands)
Sales and marketing	$4,697	$2,929	$12,316	$8,668
Percent of revenue	29.4%	27.4%	28.1%	27.8%
          Three and Nine Months Ended November 30, 2007 Compared to the Three and Nine Months Ended November 30, 2006. Sales and marketing expenses in the three and nine months ended November 30, 2007 increased approximately $1.7 million, or 58.5%, and $3.6 million, or 41.5%, over the same periods in fiscal 2007 primarily as a result of increased personnel costs, allocated overhead expenses, and travel costs.

          Personnel costs increased approximately $1.0 million and $2.3 million, respectively, in the three and nine month periods ended November 30, 2007 over the same periods in fiscal 2007, primarily due to increased headcount and stock-based compensation expense. Sales and marketing headcount increased to 36 at November 30, 2007 from 28 at November 30, 2006. Personnel costs include all compensation, benefits and hiring costs. Stock-based compensation expense was $605,000 and $830,000, respectively, for the three and nine months ended November 30, 2007 and $18,000 and $37,000, respectively, for the corresponding periods in the prior year. In addition to our personnel costs, contract labor, primarily to support marketing activities, increased $119,000 and $229,000, respectively, in the three and nine month periods of fiscal 2008 over the same periods in fiscal 2007.
          Allocated overhead expenses increased approximately $162,000 and $493,000, respectively, in the three and nine month periods ended November 30, 2007 over the same periods in fiscal 2007, primarily associated with allocated legal expenses related to international sales activities.
          Travel costs increased approximately $64,000 and $282,000, respectively, in the three and nine months ended November 30, 2007 over the same periods in fiscal 2007, primarily as a result of increased international sales and marketing activities.
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

	Three Months		Nine Months
	Ended		Ended
	November 30,		November 30,
	2007	2006	2007	2006
	(dollars in thousands)
General and administrative	$1,956	$719	$4,354	$1,924
Percent of revenue	12.3%	6.7%	9.9%	6.2%
          Three and Nine Months Ended November 30, 2007 Compared to the Three and Nine Months Ended November 30, 2006. General and administrative expenses in the three and nine months ended November 30, 2007 increased approximately $1.2 million, or 172.0%, and $2.4 million, or 126.3%, over the same periods in fiscal 2007. The increase was primarily due to increased personnel costs and increased third-party professional services costs primary associated with being a public company offset by lower overhead costs not allocated to other departments. Personnel costs increased approximately $1.0 million and $2.3 million in the three and nine month periods ended November 30, 2007 over the same periods in fiscal 2007, primarily as a result of headcount increases. General and administrative headcount increased to 34 at November 30, 2007 from 19 at November 30, 2006. Personnel costs include all compensation, benefits and hiring costs. Stock-based compensation expense, which is included in personnel costs, was $340,000 and $569,000, respectively, for the three and nine months ended November 30, 2007 and $18,000 and $28,000, respectively, for the three and nine months ended November 30, 2006. Third-party professional services costs increased approximately $510,000 and $1.2 million in the three and nine month periods related to increased accounting, audit, legal, and consulting expenses associated with being a public company. For the nine months ended November 30, 2007, facilities-related expense, including rent, maintenance and insurance, increased $295,000 compared to the prior nine-month period.
          Overhead costs not allocated to other departments decreased approximately $622,000 and $1.8 million in the three and nine month periods associated with headcount increases in other departments, which is the basis for allocating overhead costs, resulting in other departments being allocated more of the incurred overhead expenses this year as compared to prior year periods.

          We expect that, in the future, general and administrative expenses will increase in absolute dollars but remain relatively constant or decrease slightly as a percentage of revenue. In the near term, we expect that general and administrative expenses will increase in absolute dollars and as a percentage of revenue, largely as a result of expenses associated with being a public company. We expect that stock-based compensation charges included in general and administrative expenses will vary over the long term depending on the timing and magnitude of equity incentive grants during each quarter.
          Amortization of Acquired Intangible Assets

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2007	2006	2007	2006
	(dollars in thousands)
Amortization of acquired intangible assets	$89	$30	$271	$30
Percent of revenue	0.6%	0.3%	0.6%	0.1%
          Three and Nine Months Ended November 30, 2007 Compared to the Three and Nine Months Ended November 30, 2006. Amortization of acquired intangible assets in the three and nine months ended November 30, 2007 was due to the amortization of acquired intangible assets associated with our acquisition of TradePoint. In the three and nine months ended November 30, 2007, an additional $154,000 and $458,000, respectively, of amortization of acquired intangible assets was included in cost of revenue.
          We are amortizing acquired intangible assets over three to ten years on a straight-line basis, which, absent any impairment, will result in quarterly amortization expense of approximately $90,000 in operating expenses and $150,000 in cost of revenue through the three months ended August 31, 2009 and declining amounts thereafter.
          Other Income (Expense), Net

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2007	2006	2007	2006
	(dollars in thousands)
Interest income	$878	$250	$1,658	$500
Interest expense	—	(430)	(1,216)	(693)
Other income (expense)	291	(51)	279	5

Other income (expense), net	$1,169	$(231)	$721	$(188)

          Three and Nine Months Ended November 30, 2007 Compared to the Three and Nine Months Ended November 30, 2006. Other income (expense), net for the three and nine months ended November 30, 2007 increased $1.4 million, or 606.1%, and $909,000 or 483.5%, respectively, compared to the same periods of fiscal 2007. The increase was primarily due to higher invested cash balances and lower debt balances in the second and third quarters of fiscal 2008.
          Interest income for the three and nine months ended November 30, 2007 increased $628,000 and $1.2 million, respectively, over the same periods in fiscal 2007, primarily due to higher invested cash balances in the second and third quarters of fiscal 2008 as a result of the proceeds from the Company’s initial public offering in August 2007.
          Interest expense for the three and nine months ended November 30, 2007 decreased $430,000 and increased $524,000, respectively, compared to the same periods of fiscal 2007. The decrease for the third quarter ended November 30, 2007 was due to the lower debt balances. The year-to-date increase was primarily due to charges arising from the prepayment of debt in the second quarter of fiscal 2008 and an increased level of debt outstanding during the first half of fiscal 2008 compared to the same period last year, partially offset by lower debt balances in the third quarter of fiscal 2008. In May 2006, we borrowed $3.0 million under a new line of credit and in July 2006 we entered into a new term loan for $10.0 million principally to support our acquisition of TradePoint. We repaid the full $13.0 million of debt in mid-August 2007. As part of our prepayment of the $13.0 million of debt, we incurred charges of $504,000 for the accelerated recognition of expense associated with the unamortized fair value of warrants, term loan balloon interest and loan financing costs.
          Other income (expense) increased $342,000 in the three months ended November 30, 2007 and $274,000 in the nine months ended November 30, 2007, as compared to the corresponding periods in the prior year, primarily due to larger foreign exchange gains. Other income (expense) for the three and nine months ended November 30, 2007 included foreign currency exchange rate gains of approximately $297,000 and $388,000, respectively, compared to approximately zero and $68,000, respectively, for the same periods of fiscal 2007.

          We expect interest income to increase in the future resulting in increased levels of net other income due to the combination of our prepayment of outstanding debt in August 2007 and the interest expected to be earned on our substantially higher cash and marketable securities balances.
          Provision for Income Taxes
          Since inception, we have incurred annual operating losses and, accordingly, have not recorded a provision for income taxes for any of the periods presented other than for federal and state minimum income taxes and foreign income taxes.
          We adopted FIN No. 48 on March 1, 2007, the first day of fiscal 2008. FIN No. 48 is an interpretation of FASB Statement 109, Accounting for Income Taxes, and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position that an entity takes or expects to take in a tax return. Additionally, FIN No. 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. Under FIN No. 48, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. In accordance with our accounting policy, we recognize accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. This policy did not change as a result of our adoption of FIN No. 48 and there was no financial impact to our consolidated statement of operations.
          In the three and nine months ended November 30, 2007, we incurred income tax expense of $181,000 and $319,000, respectively, compared to $18,000 and $4,000, respectively, in the three and nine months ended November 30, 2006. The increase in income tax expense was primarily the result of international taxes associated with our non-U.S. customers and operations as well as increased federal and state minimum taxes.
Liquidity and Capital Resources
          At November 30, 2007, our principal sources of liquidity consisted of cash, cash equivalents and marketable securities of $74.1 million, accounts receivable, net of allowances of $17.5 million and available borrowing capacity under our credit facilities of $5.0 million. We have historically funded our operations primarily through private sales of our convertible preferred stock, customer payments for our application and proceeds from our bank loans and lines of credit. In August of 2007, we completed our IPO, in which we raised approximately $57.6 million in net proceeds after deducting underwriting discounts and commissions of $4.6 million and other offering costs of $3.8 million.
          In May of 2006, we entered into a $5.0 million revolving line of credit with a financial institution that expires in May 2008. Under the line of credit, we may borrow the lesser of (i) $5.0 million or (ii) $3.0 million plus 80% of eligible accounts receivable. Borrowings under the line of credit accrue interest at an annual rate equal to the greater of (i) the prime rate plus 0.5% or (ii) 8%. At November 30, 2007, we had no outstanding borrowings under the line.
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

	Nine Months Ended
	November 30,
	2007	2006
	(dollars in thousands)
Net cash provided by operating activities	$8,228	$105
Net cash used in investing activities	(43,203)	(6,804)
Net cash provided by financing activities	44,661	11,368
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
          For the nine months ended November 30, 2007, we generated $8.2 million of net cash from operating activities principally due to customer cash collections that resulted in an increase in deferred revenue of $10.4 million, partially offset by an increase in accounts receivable of $3.3 million. In addition, we used $1.8 million of cash to pay down accounts payable balances. This was largely offset by a $1.1 million increase in accrued compensation due to the timing of variable bonus payments and increased overall variable pay as headcount grew over the last 12 months. In the first nine months of fiscal 2007, we generated $105,000 of net cash from operating activities, approximately equal to net income.
          Investing Activities
          Our primary investing activities have been capital expenditures on equipment for our data center, net purchases of marketable securities and payments for an acquisition.
          For the nine months ended November 30, 2007, we used $45.2 million of net cash in investing activities. We used $56.7 million of cash for net purchases of marketable securities as we invested cash raised from our IPO and received $15.8 million on maturities of marketable securities. We used $3.0 million for capital expenditures largely for our data centers and infrastructure to support company growth. We used $1.3 million to pay down notes payable to former TradePoint shareholders. For the nine months ended November 30, 2006, we used $6.8 million of net cash in investing activities as we used $1.4 million for capital expenditures and used $3.7 million in the acquisition of TradePoint. We also invested $5.1 million in marketable securities and received $3.4 million on maturities of marketable securities.
          Financing Activities
          Our primary financing activities have been our IPO, issuances of convertible preferred stock and common stock, our issuance and repayments of notes payable and advances taken and repayments made under our line of credit.
          For the nine months ended November 30, 2007, our primary financing activities were our IPO in August and the payoff of our debt. In our IPO, we raised $57.6 million net cash proceeds. With those IPO proceeds, we repaid our $10.0 million term loan and our $3.0 million revolving line of credit balance. For the nine months ended November 30, 2006, we generated $10.0 million from the term loan and $3.0 million from advances on the line of credit. This was offset by $2.2 million in payments on notes payable. In addition, we raised $521,000 from the exercise of employee stock options.
          We believe that cash provided by operating activities, together with our cash, cash equivalents and marketable securities balances at November 30, 2007, will be sufficient to fund our projected operating requirements for at least the next two years. We may need to raise additional capital or incur additional indebtedness to continue to fund our operations in the future. Our future capital requirements will depend on many factors, including our rate of revenue growth, our rate of expansion of our workforce, the timing and extent of our expansion into new markets, the timing of introductions of new functionality and enhancements to our software, the timing and size of any acquisitions of other companies or assets and the continuing market acceptance of our software. We may enter into arrangements for potential acquisitions of complementary businesses, services or technologies, which also could require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.
Contractual Obligations
          The following table summarizes our contractual obligations as of November 30, 2007:

		Less			More
		Than			Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating leases	$2,492	$1,012	$1,480	$—	$—
Notes payable to former TradePoint shareholders	475	475	—	—	—

Total contractual obligations	$2,967	$1,487	$1,480	$—	$—

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
          In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FAS No. 115 (“SFAS No. 159”). SFAS No. 159 allows measurement at fair value of eligible financial assets and liabilities that are not otherwise measured at fair value. If the fair value option for an eligible item is elected, unrealized gains and losses on that item shall be reported in current earnings at each subsequent reporting date. SFAS No. 159 also establishes presentation and disclosure requirements designed to draw comparison between the different measurement attributes the company elects for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and early adoption is permitted. We are currently assessing the impact of SFAS No. 159 on our consolidated financial statements.
          In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). The purpose of SFAS No. 157 is to define fair value, establish a framework for measuring fair value and enhance disclosures about fair value measurements. The measurement and disclosure requirements are effective beginning in the first quarter of fiscal 2009. We are currently assessing whether adoption of SFAS No. 157 will have an impact on our consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
          Foreign Currency Risk
          To date, the foreign currency exchange rate effect on our cash and cash equivalents has been minimal. As we fund our international operations, our cash and cash equivalents could be affected by changes in exchange rates.
          Generally, our international sales agreements are denominated in the country of origin currency, and therefore our revenue is subject to foreign currency risk. Our operating expenses and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the exchange rates for the British pound and the Euro. We operate internationally and periodically enter into foreign exchange forward contracts to reduce exposure in non-United States dollar denominated receivables. We formally assess, both at a hedge’s inception and on an ongoing basis, whether the derivatives used in hedging transactions are highly effective in negating currency risk. As of November 30, 2007 and February 28, 2007, we had no outstanding foreign exchange forward contracts. We do not enter into derivative financial instruments for speculative or trading purposes.
          We apply SFAS No. 52, Foreign Currency Translation, with respect to our international operations, which are primarily sales and marketing support entities. We have remeasured our accounts denominated in non-U.S. currencies using the U.S. dollar as the functional currency, with adjustments recorded as foreign currency gains (losses) in other income (expense) for the period. We remeasure all monetary assets and liabilities at the current exchange rate at the end of the period, non-monetary assets and liabilities at historical exchange rates, and revenue and expenses at average exchange rates in effect during the period. Foreign currency gains (losses) were approximately ($186,000), ($89,000) and $70,000 for fiscal 2005, 2006 and 2007, respectively, and $388,000 for the nine months ended November 30, 2007.

          Interest Rate Sensitivity
          We had unrestricted cash and cash equivalents totaling $28.8 million and $21.0 million at November 30, 2007 and February 28, 2007, respectively. A majority of these amounts was invested in money market funds. These unrestricted cash and cash equivalents were held for working capital purposes. Additionally, we had marketable securities of $45.3 million and $4.4 million at November 30, 2007 and February 28, 2007, respectively. We do not enter into investments for trading or speculative purposes and we do not believe that we have any material exposure to changes in their fair value as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income.
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
Item 4. Controls and Procedures
          We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2007, the end of the period covered by this report on Form 10-Q. This evaluation (the “controls evaluation”) was done under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Disclosure controls and procedures means controls and other procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), such as this report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed such that information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based on the controls evaluation, our CEO and CFO have concluded that as of November 30, 2007, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC and to ensure that material information relating to the Company and our consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.
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
          No change in our internal control over financial reporting occurred during the three months ended November 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Internal control over financial reporting means a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
          We are subject to various claims, complaints and legal actions in the normal course of business from time to time. We do not believe we are party to any currently pending litigation the outcome of which will have a material adverse effect on our operations or financial position.
Item 1A. Risk Factors
          Set forth below and elsewhere in this quarterly report on Form 10-Q, and in other documents we file with the SEC, are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this quarterly report on Form 10-Q and in other written and oral communications from time to time. Because of the following factors, as well as other variables affecting our operating results, past financial performance should not be considered as a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods.
Risks Related to Our Business and Industry
     We have a history of losses and we may not achieve or sustain profitability in the future.
          We have a history of losses and have not achieved profitability in any fiscal year. We experienced net losses of $9.3 million, $2.7 million and $1.5 million in fiscal 2005, fiscal 2006 and fiscal 2007, respectively, and a net loss of $3.3 million for the first nine months of fiscal 2008. As of November 30, 2007, we had an accumulated deficit of $71.3 million. We may continue to incur net losses in the future. In addition, we expect our cost of revenue and operating expenses to continue to increase as we implement initiatives to continue to grow our business. We also expect to incur additional general and administrative expenses associated with being a public company. If our revenue does not increase to offset these expected increases in cost of revenue and operating expenses, we will not be profitable. You should not consider our revenue growth in recent periods as indicative of our future performance. In fact, in future periods our revenue could decline. Accordingly, we cannot assure you that we will be able to achieve or maintain profitability in the future.
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
          Factors that may affect our operating results include:
•	our ability to increase sales to existing customers and to renew agreements with our existing customers, particularly larger retail customers;

•	our ability to attract new customers, particularly larger retail and consumer products customers;

•	changes in our pricing policies or those of our competitors;

•	outages and capacity constraints with our hosting partners;

•	fluctuations in demand for our software;

•	reductions in customers’ budgets for information technology purchases and delays in their purchasing cycles;

•	our ability to develop and implement in a timely manner new software and enhancements that meet customer requirements;

•	our ability to hire, train and retain key personnel;

•	any significant changes in the competitive dynamics of our market, including new entrants or substantial discounting of products;

•	our ability to control costs, including our operating expenses;

•	any significant change in our facilities-related costs;

•	the timing of hiring personnel and of large expenses such as those for trade shows and third-party professional services;

•	general economic conditions in the retail and CP markets; and

•	the impact of a recession or any other adverse economic conditions on our business.
          In December 2007, the master landlord of our headquarters facility in San Carlos, California informed us that in February 2008 they intend to terminate the master lease on that property with their tenant (from whom we have currently subleased such space through February 2010). We are unsure whether or when the master landlord will actually terminate the master lease. Any significant increase in our monthly lease payments on that facility or any replacement facility, and any relocation costs, could have a material adverse impact on our results of operations.
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
          We derive a significant percentage of our revenue from a relatively small number of customers, and the loss of any one or more of those customers could decrease our revenue and harm our current and future operating results. Our retail customers account for substantially all of our revenue. In the nine months ended November 30, 2007, three customers accounted for approximately 31% of our revenue. In fiscal 2007, three retail customers accounted for approximately 29% of our revenue. Although our largest customers may vary from period to period, we anticipate that we will continue to depend on revenue from a relatively small number of retail customers. Further, our ability to grow revenue depends on our ability to increase sales to existing customers, to renew agreements with our existing customers and to attract new customers. If economic factors were to negatively impact the retail market segment, it could reduce the amount that these customers spend on information technology, and in particular CDM software, which would adversely affect our revenue and results of operations.
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
     Understanding and predicting consumer behavior is dependent upon the continued availability of accurate and relevant data from retailers and third-party data aggregators. If we are unable to obtain access to relevant data, or if we do not enhance our core science and econometric modeling methodologies to adjust for changing consumer behavior, our software may become less competitive or obsolete.
          The ability of our econometric models to forecast consumer demand depends upon the assumptions we make in designing the models and in the quality of the data we use to build them. Our models rely on point of sale, or POS, data provided to us directly by our retail customers and by third-party data aggregators. Consumer behavior is affected by many factors, including evolving consumer needs and preferences, new competitive product offerings, more targeted merchandising and marketing, emerging industry standards, and changing technology. Data adequately representing all of these factors may not be readily available in certain geographies or in certain markets. In addition, the relative importance of the variables that influence demand will change over time, particularly with the continued growth of the Internet as a viable retail alternative and the emergence of non-traditional marketing channels. If our retail customers are unable to collect POS data or we are unable to obtain POS data from them or from third-party data aggregators, or if we fail to enhance our core science and modeling methodologies to adjust for changes in consumer behavior, customers may delay or decide against purchases or renewals of our software.

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
          We have substantially expanded our overall business, headcount and operations in recent periods. For instance, our headcount grew from 154 employees at February 28, 2006 to 198 employees at February 28, 2007, and to 240 employees at November 30, 2007, including an increase in research and development headcount from 58 at February 28, 2006 to 82 at November 30, 2007. In addition, our revenue grew from $32.5 million in fiscal 2006 to $43.5 million in fiscal 2007, and was $43.9 million in the first nine months of fiscal 2008. We will need to continue to expand our operations in order to increase our customer base and to develop additional software. Increases in our customer base could create challenges in our ability to implement our software and support our customers. In addition, we will be required to continue to improve our operational, financial and management controls and our reporting procedures. As a result, we may be unable to manage our business effectively in the future, which may negatively impact our operating results.
     We have derived most of our revenue from sales to our retail customers. If our software is not widely accepted by CP companies, our ability to grow our revenue and achieve our strategic objectives will be harmed.
          To date, we have derived most of our revenue from retail customers. During the first nine months of fiscal 2008, approximately 90% of our revenue was from sales to retail customers while approximately 10% of our revenue resulted from sales to CP companies. In fiscal 2007, approximately 94% of our revenue resulted from sales to retail customers while approximately 6% of our revenue resulted from sales to CP companies. In order to grow our revenue and to achieve our long-term strategic objectives, it is important for us to expand our sales to derive a more significant portion of our revenue from new and existing CP customers. If we are not able to achieve widespread acceptance of our software by CP companies, our revenue growth and business will be harmed.
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
          As part of our strategy, we intend to expand our international operations. We have limited experience operating in international jurisdictions. In fiscal 2007 and the first nine months of fiscal 2008, 94% and 88%, respectively, of our revenue was attributable to sales to companies located in the United States. Our inexperience in operating our business outside of the United States increases the risk that any international expansion efforts that we may undertake will not be successful. In addition, conducting international operations subjects us to new risks that we have not generally faced in the United States. These include:
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
          Portions of our software development, sustaining engineering, quality assurance and testing, operations and customer support are provided by Sonata Services Limited, or Sonata, a third party located in Shanghai, China. As of November 30, 2007, in addition to our 111 employees in our operations, customer support, science, product management and engineering groups located in the United States, an additional 52 Sonata personnel were dedicated to our projects. Remotely coordinating a third party in China requires significant management attention and substantial resources, and there can be no assurance that we will be successful in coordinating these activities. Furthermore, if there is a disruption to these operations in China, it will require that substantial management attention and time be devoted to achieving resolution. If Sonata were to stop providing these services or if there was widespread departure of trained Sonata personnel, this could cause a disruption in our product development process, quality assurance and product release cycles and customer support organizations and require us to incur additional costs to replace and train new personnel.
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
          In addition, an acquisition may negatively impact our results of operations because we may incur additional expenses relating to one-time charges, write-downs and/or tax-related expenses. For example, our acquisition of TradePoint in November 2006 resulted in $321,000 and $727,000 of amortization of acquired intangible assets in fiscal 2007 and the nine months ended November 30, 2007, respectively, and will generate approximately $240,000 of amortization expense in the fourth quarter of fiscal 2008, approximately $960,000 in fiscal 2009 and declining amounts for eight years thereafter.
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
          As of December 31, 2007, we had 26,373,080 shares of common stock outstanding. Of these shares, only the shares of common stock sold in our initial public offering are freely tradable, without restriction, in the public market. The holders of approximately 93% of our outstanding common stock, including all of our officers and directors, have entered into contractual lock-up agreements with the underwriters of our initial public offering pursuant to which they have agreed not to sell or otherwise transfer any shares of our common stock or securities convertible into or exchangeable for shares of our common stock for a period through February 4, 2008 (subject to extension in certain circumstances). However, Morgan Stanley & Co. Incorporated and Credit Suisse Securities (USA) LLC may permit these holders to sell shares prior to the expiration of the lock-up agreements with the underwriters. The holders of all of our remaining shares of common stock are subject to market stand-off agreements with us not to sell or otherwise transfer any shares of our common stock or other securities for a period through February 4, 2008, but have not entered into contractual lock-up agreements with the underwriters. See “Shares Eligible for Future Sale” on pages 95 and 96 of the final prospectus for more information about the lock-up agreements and resale restrictions on our common stock.

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
          We are a Delaware corporation and the anti-takeover provisions of the Delaware General Corporation Law may discourage, delay or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the person becomes an interested stockholder, even if a change in control would be beneficial to our existing stockholders. In addition, our restated certificate of incorporation and amended and restated bylaws may discourage, delay or prevent a change in our management or control over us that stockholders may consider favorable. Our restated certificate of incorporation and amended and restated bylaws:
•	authorize the issuance of “blank check” preferred stock that could be issued by our board of directors to thwart a takeover attempt;

•	establish a classified board of directors, as a result of which the successors to the directors whose terms have expired will be elected to serve from the time of election and qualification until the third annual meeting following their election;

•	require that directors only be removed from office for cause and only upon a majority stockholder vote;

•	provide that vacancies on our board of directors, including newly created directorships, may be filled only by a majority vote of directors then in office;

•	limit who may call special meetings of stockholders;

•	prohibit stockholder action by written consent, thus requiring all actions to be taken at a meeting of the stockholders;

•	require supermajority stockholder voting to effect certain amendments to our restated certificate of incorporation and amended and restated bylaws; and

•	require advance notification of stockholder nominations and proposals.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)	Sales of Unregistered Securities

None.

(b)	Use of Proceeds from Public Offering of Common Stock

In August 2007, we completed our IPO pursuant to a registration statement on Form S-1 (Registration No. 333-143248) which the U.S. Securities and Exchange Commission declared effective on August 7, 2007. Under the registration statement, we registered the offering and sale of an aggregate of up to 6,900,000 shares of our common stock. Of the registered shares, 6,000,000 of the shares of common stock issued pursuant to the registration statement were sold at a price to the public of $11.00 per share. As a result of the IPO, we raised a total of $57.6 million in net proceeds after deducting underwriting discounts and commissions and expenses.

We intend to use the net proceeds from the offering for working capital and other general corporate purposes, including to finance our growth, develop new software and fund capital expenditures. Additionally, we may choose to expand our current business through acquisitions of other complementary businesses, products, services or technologies. Pending such uses, we plan to invest the net proceeds in short-term, interest-bearing, investment grade securities.

As of November 30, 2007, approximately $43.2 million of aggregate net proceeds remained invested in short-term interest-bearing obligations, investment-grade instruments, certificates of deposit or direct or guaranteed obligations of the United States government or in operating cash accounts.

Use of proceeds to date are as follows:
•	On August 14, 2007 we used $3.0 million of our proceeds to settle our credit facility.

•	On August 16, 2007, we used $10.2 million of our proceeds to settle our term loan with Silicon Valley Bank and Gold Hill Venture Lending 03, LP.
There were no material differences in the actual use of proceeds from our IPO as compared to the planned use of proceeds as described in the final prospectus filed with the Securities and Exchange Commission pursuant to Rule 424(b).

(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Issuer Purchases of Equity Securities
			Total Number of Shares	Maximum Number of
	Total Number		Purchased as Part of	Shares that May Yet Be
	of Shares	Average Price	Publicly Announced	Purchased Under the
Period	Purchased (1)	Paid per Share	Plans or Programs	Plans or Programs
9/1/07 – 9/30/07	—	$—	—	—
10/1/07 – 10/31/07	—	$—	—	—
11/1/07 – 11/30/07	2,407	$1.30	—	—

Total	2,407		—

 (1)   Under our 1999 Equity Incentive Plan we granted options to purchase common stock that permit the optionee to exercise the option before vesting, with us retaining a right to repurchase any unvested shares at the optionee’s original cost in the event of the optionee’s cessation of service. We ceased to grant further options with this repurchase feature after December 2, 2005. This table shows the shares acquired by us upon our repurchase of unvested shares upon an employee’s termination during the quarter ended November 30, 2007.
Item 3. Defaults Upon Senior Securities
          None.
Item 4. Submission of Matters to a Vote of Security Holders
          None.
Item 5. Other Information
          None.

Item 6. Exhibits

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
Dated: January 11, 2008

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