Form 10-K
period 2008-02-29
DemandTec, Inc.
filed 2008-04-25
CIK 1400400

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 29, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-33634
DemandTec, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	7372	94-3344761
(State or Other Jurisdiction of Incorporation or Organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification Number)

One Circle Star Way, Suite 200
San Carlos, California 94070
(Address of Principal Executive Offices)

(650) 226-4600
(Registrant’s Telephone Number)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $0.001 per share	The NASDAQ Stock Market LLC (NASDAQ Global Market)

Securities registered pursuant to Section 12(g) of the Exchange Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of August 31, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of shares of the registrant’s common stock held by non-affiliates of the registrant (based upon the closing sale price of $9.59 per share on the NASDAQ Global Market on such date) was approximately $118.6 million.

As of March 31, 2008, there were 26,488,941 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its fiscal 2008 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference in Part III of this Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

DemandTec, Inc.

PART I

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. Please see the section entitled “Forward-Looking Statements” in Item 7 of this Annual Report on Form 10-K for important information to consider when evaluating these statements.

Item 1.	Business

Overview

We are a leading provider of Consumer Demand Management, or CDM, solutions. CDM is a software category based on quantifying consumer demand and using that understanding to make better merchandising and marketing decisions. Our software services enable retailers and consumer products, or CP, companies to define merchandising and marketing strategies based on a scientific understanding of consumer behavior and make actionable pricing, promotion and other merchandising and marketing recommendations to achieve their revenue, profitability and sales volume objectives. We deliver our applications by means of a software-as-a-service, or SaaS, model, which allows us to capture and analyze the most recent retailer and market-level data and enhance our software services rapidly to address our customers’ ever-changing merchandising and marketing needs.

Our CDM solutions consist of software services and complementary analytical services. We offer our solutions individually or as a suite of integrated software services.

Our solutions for the retail industry include:

•	DemandTec Lifecycle Price Optimizationtm, which enables retailers to strategically manage pricing for items throughout their stores, including regular items, promoted items, and markdown items.

•	DemandTec Collaborative Promotion Managementtm for Retailers, which supports retailers’ end-to-end promotion planning processes, including suppliers, internal workflow, and downstream execution.

Our solutions for the CP industry include:

•	DemandTec Trade Planning & Optimizationtm, which enables CP companies to improve their return on investment on spending for both trade promotions and everyday price reductions.

•	DemandTec Collaborative Promotion Managementtm for CP Companies, which includes services connecting CP companies with their customers (the retailers) in an end-to-end promotion management process.

Underlying our solutions for both the retail and the CP industries is the DemandTec TradePoint Networktm, an Internet-based platform of software services used by retailers and their suppliers to transact, interact, and collaborate. Using our solutions via the DemandTec TradePoint Networktm, retailers and CP companies can streamline business processes, access advanced analytics, and enhance collaboration based on retailer-driven rules of engagement.

Industry Background

Retail trade is one of the world’s most widespread activities. There are more than 1,500 retailers worldwide that have annual sales in excess of $500 million. Retailing is highly competitive and generally characterized by low profit margins. Furthermore, there are thousands of CP companies that sell to retailers. The CP industry is becoming increasingly competitive due to factors such as retailer consolidation, more discerning and less loyal consumers and the growing impact of private label products. To counter these trends, CP companies are making substantial investments in product innovation, market research, branding, and consumer and brand marketing.

Consumer Demand and Pricing Challenges

Retailers compete for consumers who are becoming more knowledgeable, more selective and, in many instances, more price sensitive. Consumers today devote considerable time to researching products and comparing prices prior to shopping and have a greater array of choices in price, size, brand, color and features. The growth of discount stores, warehouse clubs and dollar stores and the emergence of the Internet as a viable retail destination offer consumers further alternatives when purchasing goods. Recent increases in the costs of fuel and other commodities have further increased the average consumer’s price sensitivity. For retailers to compete effectively, they need to better understand and respond to these changes in consumer demand and behavior through targeted pricing, marketing and merchandising strategies.

A basic principle of economics is that a change in the price of an item will affect demand for that item. Every item in a store has a unique “price elasticity,” or sensitivity between sales volume and price. Small decreases or increases in the prices of some items may lead to significant changes in the demand for those items, whereas larger decreases or increases in the prices of other items may have little effect on demand. In addition, changes in the prices of items in a store often have an impact on the sales volumes of other items in that store. This interdependence is referred to as the “cross elasticity” of demand. Demand is influenced by a wide variety of additional factors, including store location, customer demographics, advertising, in-store displays, the availability of complementary or substitute products, seasonality, competitive activity and loyalty and marketing programs. These variables make calculating price elasticity for even a single item an extremely data-intensive and complex process. Calculating the cross-elasticity of demand for thousands of items is exponentially more difficult.

Applying these economic concepts to make day-to-day pricing decisions presents enormous challenges to retailers of all sizes, particularly large retailers that sell tens of thousands of items and have hundreds, if not thousands, of stores. These retailers must determine how to price each particular item and whether to vary the price among different regions or individual locations. They also must determine the price of each item relative to competing products and the likely impact on their aggregate profitability if the prices of that item or competing items are increased or decreased. In addition, retailers may want to consider whether promoting an item would result in increased sales volume and, if so, whether that increase would represent incremental revenue or merely cannibalize sales of other items. These pricing and marketing decisions must also strike a balance between the retailer’s financial goals and its desired price and brand image in order to enhance consumer loyalty and maximize sustainable, lifetime value from its targeted consumer segments.

CP companies make similar, complex decisions when pricing and promoting their products. Like retailers, CP companies are faced with rising costs, intense competition, less loyal consumers and an operating environment in which it is difficult to raise prices. CP companies must understand how consumers will respond to promotions, how price changes will affect sales volumes, and how often to promote their brands. CP companies also must decide when and how to use trade funds in the form of discounts, offsets or direct cash payments to compensate retailers for offering temporary price reductions on their products. According to Capgemini, most CP companies’ trade promotion budgets represent 15% or more of their net sales, which percentage is second only to their cost of goods sold. In 2003, CP companies in the grocery channel alone spent over $25 billion on trade promotions according to Accenture, and we believe trade promotion budgets continue to rise across the CP industry. Despite the pervasive use of trade funds, studies suggest that over 90% of trade promotions have negative returns on investment after taking into consideration execution costs and unintended cannibalization.

The trade promotion process is not only generally unprofitable, but also highly inefficient. Submitting and negotiating trade promotions historically have been handled through a combination of fax, voicemail and manual, paper-based processes. This has led to frequent inaccuracies and increasing costs for both CP companies and retailers. CP companies and retailers have lacked an accurate, integrated technology platform for improving the efficiency of their trading relationships.

In order to attain higher revenue growth, improve profit margins and increase market share, while maintaining proper price and brand image, retailers and CP companies must better understand and predict consumer behavior across geographic, demographic, gender, age, income and other segments. However, achieving these objectives through day-to-day pricing and other merchandising and marketing decisions is extremely complex.

Existing Approaches to Understanding Consumer Demand

Retailers and CP companies have made significant investments in information technology, or IT. Most of these IT investments have focused on achieving cost reductions through increased operational efficiencies and transaction automation, including supply chain management, point of sale, or POS, systems, and marketing automation software.

As a result of these IT investments, retailers have accumulated vast amounts of sales data. While a number of academic techniques exist to analyze this data, incorporating advanced statistical analytics into a commercially-useful solution that yields meaningful and actionable insights for retailers and CP companies presents significant scientific, engineering, processing and cost challenges due to the vast amounts of data and the complexities of mathematical computing. Consequently, existing approaches that incorporate an understanding of consumer demand into retail and CP pricing decisions generally have been limited to modeling sample data sets to provide limited insights. As a result, retailers and CP companies historically have made merchandising decisions based on simpler approaches such as:

•	cost-plus or competitor-matching pricing;

•	national pricing of items, regardless of local consumer demand and competitive dynamics;

•	“one-size-fits-all” assortments of goods, regardless of the unique preferences of consumers who shopped in each location;

•	habitual promotions, advertisements, mailers and other marketing programs; and

•	engaging business consultants to provide isolated category-based analyses.

In today’s environment, retailers and CP companies need scalable enterprise software that is capable of modeling the numerous variables that affect consumer demand and processing massive data sets in a cost-effective manner and that delivers actionable merchandising and marketing recommendations to achieve their revenue, profitability and sales volume objectives.

DemandTec Solution

We are a leading provider of CDM solutions. Our software services enable retailers and CP companies to define merchandising and marketing strategies based on a scientific understanding of consumer behavior and make actionable pricing, promotion and other merchandising and marketing recommendations to achieve their revenue, profitability and sales volume objectives. We deliver our applications by means of a SaaS model, which allows us to capture and analyze the most recent retailer and market-level data and enhance our software services rapidly to address our customers’ ever-changing merchandising and marketing needs.

Understand and predict consumer behavior to make merchandising and marketing recommendations that achieve revenue, profitability and sales volume objectives

Our software services enable retailers and CP companies to incorporate a scientific understanding of consumer demand into their day-to-day merchandising and marketing decision-making processes. By using our software, our customers can achieve their revenue, profitability and sales volume objectives, while striking a balance with their desired price and brand images in order to enhance consumer loyalty and maximize the lifetime value of the consumer. Specifically, our software services allow retailers and CP companies to:

•	make daily pricing, promotion and other merchandising and marketing decisions based on consumer demand;

•	balance financial goals with price and brand image in order to maximize the lifetime value of their targeted consumer segments;

•	enforce pricing rules consistently;

•	forecast sales more accurately;

•	devise more targeted promotions based on consumer segmentation insights; and

•	allocate trade funds more effectively and efficiently.

Incorporate scalable science into merchandising and marketing decision-making processes

We incorporate advanced econometric modeling techniques and optimization theory into scalable software services that our customers use to make day-to-day merchandising and marketing decisions. Our software automates the process of predicting consumer response to various merchandising and marketing activities, such as pricing, promotion, assortment, loyalty programs and media. Our proprietary demand models quantify consumer response at the individual store and item levels based on a number of factors, including store location, consumer demographics, advertising, in-store displays, the availability of complementary and substitute products, seasonality, competitive activity and loyalty and marketing programs. Our software incorporates optimization science that uses a combination of complex algorithms to help our customers determine in real-time the prices, promotions and markdowns that best accomplish their merchandising and marketing objectives, while complying with their business rules.

Leverage technological advancements through a SaaS delivery model that enables us to adapt to our customers’ changing business needs rapidly and to deliver results quickly

Our SaaS model leverages a set of pervasive technology trends that includes the availability of greater amounts of computing power at commercially affordable and decreasing prices, dramatic reductions in the cost of data storage and inexpensive and secure access to broadband communication networks. This model represents a dramatic shift from developing and delivering static, highly-customized software code that is installed at the customer’s site. Due to the dynamic nature of consumer demand and the changing merchandising and marketing objectives of retailers and CP companies, we believe a CDM solution is delivered most effectively through a SaaS model. By delivering our software as a service, we are able to:

•	capture and analyze the most current POS data, transaction log data and loyalty program data from retailers, as well as up-to-date market-level data, syndicated data and other third-party demographic content, in order to better understand the dynamic nature of consumer behavior;

•	intimately understand how our customers use our software to make their day-to-day merchandising and marketing decisions so we can continuously enhance our offering to address our customers’ business needs;

•	deliver technical enhancements to our software on a frequent and predictable schedule and with little or no disruption to our customers’ operations;

•	utilize grid computing and service-oriented-architecture, or SOA, techniques to maximize scalability and processing capacity; and

•	enable interoperability across our customers’ diverse legacy systems.

By delivering our software as a service, we quickly enable our customers to make better pricing, promotion, trade funds management and other day-to-day merchandising and marketing decisions. With our SaaS model, our customers are able to begin to achieve measurable financial results within a matter of months.

Strategy

Our objective is to extend our position as a leading provider of CDM solutions. Key elements of our strategy to achieve this objective include:

•	Extending our market position with major retailers worldwide. The retail industry is an international business, with a significant portion of the world’s retailers based outside of the United States. We intend to use our market position and distribution investments to pursue additional retail opportunities around the world, leveraging our partnerships and multi-language product capabilities. We believe that our existing retail customers have the ability to influence other retailers worldwide by changing the competitive dynamics in their respective markets.

•	Expanding our relationships with our existing retail customers. We plan to continue to deliver measurable business results to our existing retail customers in order to encourage their renewals of their existing solutions as well as their adoption of incremental solutions. A key element of our strategy is to leverage our domain expertise, proprietary software platform and advanced analytical capabilities to expand our CDM solutions.

•	Using our presence with retailers to create and expand our relationships with their CP trading partners. By leveraging our ability to deliver existing and new software services through our DemandTec TradePoint Network, we intend to use our existing retail customer relationships to create and expand our relationships with their CP trading partners. Our retail customers are able to mandate that their CP trading partners submit and negotiate their future trade promotion offers electronically through the DemandTec TradePoint Network. We believe there is a significant opportunity to expand our market presence by way of a network effect driven by cost efficiencies and a common business language.

Products

Overview

Our CDM solutions consist of one or more software services and complementary analytical services. We offer our solutions individually or as a suite of integrated software services. Our software services are configurable to accommodate individual customer needs.

Our solutions for the retail industry include:

•	DemandTec Lifecycle Price Optimizationtm, which enables retailers to strategically manage pricing for items throughout their stores, including regular items, promoted items, and markdown items.

•	DemandTec Collaborative Promotion Managementtm for Retailers, which supports retailers’ end-to-end promotion planning processes including suppliers, internal workflow, and downstream execution.

Our solutions for the CP industry include:

•	DemandTec Trade Planning & Optimizationtm, which enables CP companies to improve their return on investment on spending for both trade promotions and everyday price reductions.

•	DemandTec Collaborative Promotion Managementtm for CP Companies, which includes services connecting CP companies with their customers (the retailers) in an end-to-end promotion management process.

Underlying our solutions for both the retail and the CP industries is the DemandTec TradePoint Networktm, an Internet-based platform of software services used by retailers and their suppliers to transact, interact, and collaborate. Using our solutions via the DemandTec TradePoint Networktm, retailers and CP companies can streamline business processes, access advanced analytics, and enhance collaboration based on retailer-driven rules of engagement.

Our proprietary software platform is the foundation for our software services and analytical services. We have developed this platform to transform vast amounts of raw and underutilized business data into actionable insights in an efficient and cost-effective manner. Our platform provides scalability, advanced analytics and an integrated view of demand for each of the DemandTec services.

MyDemandTec is the common, configurable dashboard for all of our applications. Based on industry-standard portal technology, MyDemandTec consolidates web-based content and information through a common portal, providing users with context to make pricing, promotion and other merchandising and marketing decisions and to organize tasks. MyDemandTec can incorporate third-party content within its windows or can exist within a customer’s broader corporate intranet or other portal system.

Each of our solutions for the retail industry and the CP industry consists of one or more of the following software services, along with complementary analytical services:

Everyday Price Optimization and Everyday Price Management (together previously referred to as DemandTec Price)

Everyday Price Optimization and Everyday Price Management enable retailers and CP companies to establish everyday prices for their products, using both optimization techniques based on a scientific understanding of consumer behavior as well as rules-based pricing methods.

Everyday Price Optimization:  Using Everyday Price Optimization, customers create scenarios in which they define strategic objectives such as increased revenues, profitability and/or sales volume and optimize prices to best achieve these objectives. A typical strategic objective might be to maximize net margins, while not sacrificing more than a certain defined percentage of sales volume.

Retailers use Everyday Price Optimization to optimize and set retail prices in their stores based on their unique cost structure and strategic goals. Everyday Price Optimization would likely generate different optimized prices for the same item carried by competing retailers in stores located in the same geographic location, since consumer behavior varies between competitors and each retailer has its own vendor costs and strategic pricing objectives.

Key features of Everyday Price Optimization include:

•	Optimization and forecasting — full category price optimization, with store/item level forecasting of revenue, profitability and sales volume at various price points;

•	Image item analysis — determines effective price image items for key consumer segments;

•	Rules management and rules-based pricing — a set of retail pricing rules with a rules editor and rules relaxation capabilities to handle conflicts; and

•	Benefits reporting — the ability to validate the effects of price optimization on actual sales of a particular category and to understand the degree to which factors such as promotions, seasonality and macroeconomic shifts contributed to sales.

Everyday Price Management:  Using Everyday Price Management, customers define pricing rules and apply those rules-based prices to merchandise categories that are not modeled and optimized using Everyday Price Optimization. In addition, customers maintain both optimized and rules-based prices using Everyday Price Management as vendor costs and competitor prices change.

Key features of Everyday Price Management include:

•	Rules management and rules-based pricing — a set of retail pricing rules with a rules editor and rules relaxation capabilities to handle conflicts;

•	Advanced price maintenance — operational price management features to handle frequent vendor cost changes and competitive price changes; and

•	Price delivery — regularly scheduled delivery of recommended base prices to customers.

Both Everyday Price Optimization and Everyday Price Management utilize a library of configurable business rules that act as constraints on the optimization by limiting the set of possible outcomes. For example, a customer can ensure that larger size items always cost more than smaller size items but are a better value, or that an optimized price is within a given percentage of a competitor’s price.

Promotion Planning & Optimization (previously referred to as DemandTec Promotion)

Promotion Planning & Optimization enables retailers and CP companies to create and simulate multiple scenarios based on mathematical forecasts of results in order to evaluate tradeoffs among various promotions such as discounts, advertisements and displays. Key features of Promotion Planning & Optimization include:

•	Category plan and master calendar management — the ability to generate, view and forecast promotion calendars, taking into account factors such as cannibalization of regular priced items, concurrent promotions and the pantry-loading effect of successive promotions;

•	Promotion offer support — the ability to enter key promotion performance details that drive promotion response, as well as CP company allowances that drive financial performance for individualized promotions;

•	Event and tactic management — the ability to plan and manage different promotional events and capture individual performance details such as holidays, features and in-store displays;

•	Deal Management integration — the ability for all vendor offers entered into DemandTec’s Deal Management software service (previously referred to as DemandTec TradePoint) to flow directly into Promotion Planning & Optimization for analysis, optimization and forecasting; and

•	Pre-configured outbound interfaces — the ability to export promotional forecast information to supply chain systems, promotional details to advertisement execution systems, and other details to other customer systems.

Retailers use Promotion Planning & Optimization to evaluate and forecast the likely results from incoming vendor offers, as well as to plan private label and other promotions. CP companies use Promotion Planning & Optimization to maximize the effectiveness and efficiency of the trade funds investments they make with retailers by developing plans that are effective for both their brands and the retailers’ product categories.

Markdown Optimization (previously referred to as DemandTec Markdown)

Markdown Optimization enables retailers to optimize plans and prices for items they intend to remove from their assortments, such as end-of-season items, discontinued product lines or overstocked merchandise. Key features of Markdown Optimization include:

•	Scenario management — the ability to create and forecast multiple scenarios in order to evaluate tradeoffs between timing and depth of markdown prices, as well as other factors such as the number of markdowns taken within a time period;

•	Rules management — the ability to configure markdown-specific rules; and

•	Re-optimization — the ability to re-optimize plans and prices on a weekly basis to adjust for changes in demand and inventory position.

Retailers use Markdown Optimization to eliminate excess inventory by a specified date after which an item will no longer be sold and to maximize profitability of items sold before that date.

Deal Management (previously referred to as DemandTec TradePoint)

Deal Management enables retailers and CP companies to automate and streamline the presentation, negotiation and reconciliation of trade promotion offers. The Deal Management and Promotion Planning & Optimization services are integrated such that offers entered by CP companies are available for analysis, optimization and forecasting by retailers, and both parties can manage the status of those trade promotions in an interactive, collaborative environment. Key features of Deal Management for the retailer include:

•	Proprietary offer sheet mapping — uses each retailer’s existing paper-based offer format to ease adoption by retailers;

•	Online deal center for both parties — provides a common platform for retailers and their trading partners to present and negotiate the terms of trade promotion offers;

•	Retailer item catalog-based entry — provides vendors use of retailer-specific item catalogs in order to eliminate data-entry errors;

•	Deal history archive — provides version control of offers, final contract terms, user activity and communications in order to facilitate regulatory compliance and dispute resolution; and

•	Accounting and reconciliation — provides for reconciliation of invoicing and deduction notices with CP trading partners.

When a retailer implements Deal Management, that retailer requires that all of its CP trading partners submit and negotiate their future trade promotion offers electronically through the Deal Management software service. We offer two editions of this service for CP companies: “Deal Management,” which is offered at no charge and allows vendors to submit promotion offers by selecting valid items from the retailer’s item catalog, and “Advanced Deal Management” (previously referred to as VendorPlus), which is a paid upgrade that includes additional features specific to a CP company, such as accounting and reconciliation, transaction and workflow reporting, catalog management, vendor item catalog synchronization and deal history archiving.

Professional Services

Our professional services organization works closely with our customers to implement our software so that our customers can rapidly begin to achieve their merchandising and marketing objectives. The organization consists of field consultants and project managers, technology integration specialists, modeling experts, and training specialists with experience in implementing software in various retail and CP segments. Depending on a specific customer’s requirements, we also may engage third parties to assist with implementations. We generally make our software available to a customer within two weeks of signing its agreement, with several of its product categories being fully operational within a matter of months.

The analytical services group within our professional services organization works with prospects and customers to identify actionable insights in order to improve our customers’ returns on investment from using our software. Leveraging our software platform, retailer POS and loyalty data, and additional third-party data sources, we offer a number of strategic analytical insights both as part of our software and as customer-specific services. For example, we offer an affinity analysis, which summarizes millions of transaction-level records to identify sets of products frequently purchased together, and recommend subsequent strategies for maximizing consumer purchases.

The education group within our professional services organization provides education and training services to our customers and partners. The education group works closely with each customer or partner to design and deliver a training curriculum to match its needs. We deliver courses through lectures, written materials and e-learning modules. We also offer a “train-the-trainer” program for customers with extensive or ongoing training requirements.

Science and Technology

Science

Our science-based CDM software applies advanced statistical analytics in the following areas:

Demand Modeling.  Our CDM software uses complex econometric models designed to predict accurately the sales volume of products under varying merchandising conditions and at various prices, which enables customers to determine the factors that influence consumer demand for a given product and location, and to what extent. Our proprietary demand models quantify consumer response to different merchandising and marketing activities, environmental factors and elements of consumer behavior across various consumer segments. Since our models are non-linear, they are able to capture the complex underlying relationships between consumer demand and the factors that influence that demand.

Consumer-Centric Merchandising and Marketing.  Individual consumers and particular consumer segments respond differently to price changes for different items. By applying various data mining and statistical techniques to analyze sales data and combining the results with additional data such as demographics, buying histories and item affinities, our software enables our customers to understand consumer and product segmentation more fully, to determine more effective product assortments, and to design more individualized promotion offers. These techniques enable our customers to make more granular, and therefore more effective, merchandising and marketing decisions.

Forecasting and Simulation.  Our forecasting software enables our customers to determine the likely revenue, profit and sales volumes for specific product categories, brands or promoted groups at the store/item level for a given set of prices and merchandising conditions. Our software does this by incorporating and analyzing factors such as product distribution, assortment and complementarity, cannibalization, stockpiling by consumers, equivalent volumes and discrete events such as holidays and localized merchandising categories. Our software also includes an activity-based costing model to quantify and forecast the store/item level margin impact caused by varying supply chain costs.

Optimization and Rules Enforcement.  While demand modeling is a powerful tool that can provide quantifiable benefits, achieving those benefits would be difficult if our software relied solely upon modeling, because of the large number of possibilities that our models generate. Our optimization science uses a combination of complex algorithms to help customers determine prices, promotions and markdowns that best accomplish their objectives, while complying with their business rules. These algorithms are designed to ensure accurate results and incorporate rule relaxation that automatically resolves conflicts in business rules according to the customer’s preferences.

Technology

Data Processing.  We receive and process terabytes of customer data. This information is provided by retailers, CP companies and syndicated data providers on a daily or weekly basis and usually includes all of a retailer’s POS transactions. We process data through our proprietary software platform, which integrates, validates and cleanses multiple data types and enhances data quality by identifying and correcting common data problems.

Grid Computing.  The implementation of our advanced mathematical software requires substantial computing resources. To address this challenge, we distribute our software across a scalable grid of servers. This approach allows us automatically to partition large computational problems into smaller computations and to execute those computations in parallel across the grid. We design our grid architecture to ensure that optimizations are completed reliably and that computing resources are allocated dynamically to our various customers.

Enterprise Application Technology.  Since our customers access our software through a web browser, no software is installed on our customers’ premises. Our portal technology allows us to incorporate content from other sources and allows our content to be shown in other applications and portals. Customers can configure the user interface, customer-specific fields, customer-specific workflow behavior and portal layout and content. Our scalable architecture allows us to add new customers without requiring us to make substantial incremental investments in IT infrastructure.

Enterprise Integration.  We provide multiple integration points with our customers’ IT systems. Large incoming and outgoing data feeds use data-level integration to transfer bulk files on an automated basis. We use industry-standard web services protocols to communicate with customer systems and to process customer system requests. Our MyDemandTec portal technology enables user interface-layer integration between our system and our customers’ systems, allowing us to display content served by customer systems and to serve content to customer systems using industry-standard protocols.

SaaS Operations

Our operations organization is responsible for delivering our software as a service to our customers, which includes quality assurance, release deployment, database management and application tuning, systems monitoring and proactive problem detection and prevention, application availability and customer support.

Under our SaaS model, we release a new software version approximately every six weeks. Since June 1, 2004, we have released 31 new versions of our software, each one containing significant new functionality. Releases are deployed simultaneously to all of our customers. Prior to deployment, each release undergoes multi-stage testing and substantial quality assurance, including build acceptance tests, regression test cases, customer integration tests and final system verification tests.

Our software is hosted in two data centers, one in San Jose, California and one in Sacramento, California. Each of these facilities includes advanced security, power redundancy, and disaster mediation safeguards and procedures such as biometric access control, onsite power generation and earthquake hardening.

We have implemented a comprehensive information security management program. As part of this program, our processes and procedures include: logical access controls such as certificate authentication, role-based authorization and detailed system logging; vulnerability management assessment and remediation; network security measures including encryption, firewalls and monitoring; strict data and software back-up procedures with regular rotations to a secure, offsite storage location; and network and system redundancy to provide application resiliency.

In March 2008, an independent accounting and auditing firm completed an audit of our controls over information technology and processes in accordance with Statement on Auditing Standards No. 70, or SAS 70. This firm issued a SAS 70 Type II report confirming that suitably-designed controls were in place and operating effectively.

Superior customer support is critical to customer satisfaction and to retaining and expanding our customer base. By leveraging our relationship with Sonata Services Limited in Shanghai, China, discussed below in “— Research and Development,” we are able to provide customer support 24 hours a day, seven days a week through our support web portal and by telephone. Since we manage our software for our customers, we often are able to detect and resolve delivery problems or processing capacity needs well in advance of when a customer might actually notice the problem.

Our Customers

Today, our software as a service is used by over 165 customers worldwide. The following table sets forth our twenty largest retail customers based on annual contract value. Retailers together accounted for approximately 90% of our revenue in fiscal 2008, and Wal-Mart Stores, Inc., our largest customer in fiscal 2008, accounted for approximately 12% of our revenue in fiscal 2008.

Advance Auto Parts	Hannaford Bros. Co.
Best Buy Stores, L.P.	HEB Grocery Company, LP
Big C Supercenter Public Company Limited	Monoprix S.A.
Big Y Foods, Inc.	Office Depot, Inc.
BI-LO LLC	The Penn Traffic Company
Casino Supermarkets/Hypermarkets	RadioShack Corporation
Companhia Brasileira de Distribuição	Safeway Inc.
Food Lion, LLC	Target Corporation
Giant Food Stores, LLC	Toys “R” Us
Giant Eagle, Inc.	Wal-Mart Stores, Inc.

The following table sets forth our ten largest CP customers based on annual contract value:

Acosta Sales and Marketing*	General Mills Sales, Inc.
Advantage Sales & Marketing LLC*	Kraft Foods Global, Inc.
Cadbury Schweppes	Nestlé USA, Inc.
ConAgra Foods, Inc.	The Procter & Gamble Company
Crossmark, Inc.*	Tyson Foods, Inc.

*	Sales agency that brokers items on behalf of CP companies.

Sales and Marketing

We sell our CDM solutions through our direct sales organization, often in cooperation with entities such as systems integration firms, strategy consultants and syndicated data providers. Our sales organization is comprised of two distinct teams, one for retailers and one for the CP industry. We assign our sales directors to specific named target accounts. Solution consultants assist our sales directors in providing detailed technical and business expertise. After the first year of a customer’s agreement term, we assign a strategic account executive who is responsible for managing the customer’s satisfaction, agreement renewals and sales of additional software and services. Outside the United States, we have employee sales directors located in the United Kingdom, France and Japan.

Our marketing group assists our direct sales, partner and professional services organizations by providing sales tools, programs and training. Our outbound marketing programs are designed to develop awareness of DemandTec and to build our brand through participation in a variety of industry events, public relations, web-based seminar campaigns and other activities targeted at key executives and decision-makers in the industries we serve.

Every year, we host DemandBetter, a two-day conference for our customers that brings together executives from retailers and CP companies to share strategies and best practices. The conference features in-depth product, science and customer case study sessions.

Strategic Relationships

We continually seek to develop and foster alliances with third parties whose products, technologies and services complement our offerings. We work with industry leaders that assist in joint sales activities and software implementation. These relationships vary in complexity and scope and range from formal global alliances to informal regional relationships. Three firms with which we collaborate globally are ACNielsen, Inc., International Business Machines Corporation, or IBM, and Accenture LLP. We have had success working with these companies, and we believe that we can continue to work together to provide complementary solutions.

•	ACNielsen is a leading marketing information provider. In 2005, we entered into an exclusive agreement with ACNielsen to deliver consumer-centric merchandising solutions to fast moving consumer goods (FMCG) retailers around the globe. Retailers utilizing both our and ACNielsen’s offerings can access a combination of consumer and market information, demand-modeling science and optimization software to generate merchandising plans.

•	The Global Business Services division of IBM provides business process outsourcing, systems integration and general consulting services. IBM has pre-existing relationships with many of our retail customers and prospects. We have worked with IBM to jointly sell and implement our solutions in multiple geographies.

•	Accenture has a strong retail industry practice that includes expertise and solutions focused on precision pricing. We have successfully collaborated with Accenture on joint sales and implementation efforts for a number of retail customers around the globe.

Research and Development

Under our SaaS model, we maintain and support only one version of our software. This enables us to focus our research and development expenditures on researching new methodologies for understanding and predicting consumer demand and developing new features and functionality. We concentrate our research and development efforts on:

•	improving our statistical modeling capabilities and advanced optimization techniques to enhance our understanding of consumer demand and consumer segmentation;

•	enhancing existing applications and developing new applications that leverage our software platform to address a broader set of CDM business requirements; and

•	enhancing our existing analytical services and developing new analytics and tools.

We have assembled an experienced science and modeling organization comprised of experts in econometrics and advanced mathematics, as well as a core group of engineers with experience working with massive amounts of data and backgrounds in scientific engineering. Our engineering design team is located in San Carlos, California, but we also utilize a group of software engineers employed by Sonata in Shanghai, China. Under our agreement, Sonata provides dedicated engineers for software development, sustaining engineering, quality assurance and testing, operations and customer support. We pay a negotiated, fixed monthly fee for each dedicated individual. Fees are paid monthly in arrears in U.S. dollars. The term of the agreement runs through the end of April 2009, but we may terminate it at any time upon written notice, subject to certain scale-down restrictions. We have an option to acquire the operations of Sonata that relate to our business at any time at a pre-negotiated price.

As of February 29, 2008, we had 99 employees in our science, product management and engineering groups located in California, and an additional 56 Sonata engineers in China dedicated to our projects. Our research and development expenses were approximately $11.0 million in fiscal 2006, $15.3 million in fiscal 2007 and $22.4 million in fiscal 2008.

Competition

The market for CDM software varies greatly by industry and business application, is rapidly evolving and fragmented, and is subject to shifting customer needs and changing technology. We compete primarily with vendors of packaged software, whose software is installed by customers on their own premises. We also compete with internally-developed solutions. Our current principal competitors include:

•	enterprise software application vendors such as SAP AG and Oracle Corporation;

•	niche retail software vendors targeting smaller retailers such as KSS Group;

•	statistical tool vendors such as SAS, Inc.;

•	marketing information providers for the CP industry such as ACNielsen and Information Resources, Inc.; and

•	business consulting firms such as McKinsey & Company, Inc., Deloitte & Touche LLP and Accenture.

Many of our current and potential competitors have a larger installed base of users, longer operating histories, greater brand recognition and substantially greater financial, technical, marketing, service and other resources. Competitors with greater financial resources may be able to offer lower prices, additional products or services, or other incentives that we cannot match or offer. In addition, niche retail software vendors may compete with us on price to attract smaller retailers. Further, larger retailers and CP companies historically have tended to invest in in-house applications and advanced analytics provided by business consulting firms, marketing information providers and statistical tools vendors.

We believe the principal competitive factors in our markets include the following:

•	demonstrated customer successes and the attendant retail and CP domain expertise;

•	the quality and comprehensiveness of science and technology to manage large data sets, model consumer demand accurately, and optimize pricing and other merchandising and marketing decisions;

•	the ability to drive predictable revenue, profitability and sales volume improvements;

•	the ease and speed of software implementation and use;

•	the ability to enhance science and technology rapidly to meet a broader set of consumer behavior dynamics;

•	the performance, scalability and flexibility of the software;

•	the interoperability of the software with the customer’s legacy systems;

•	the cost of the software and the related implementation process; and

•	the vendor’s reputation.

We believe that we compete favorably with our competitors on the basis of these factors, when evaluated in totality. Enterprise software application vendors offer applications that require implementation of highly-customized, static software code at each customer’s site. These providers market multiple applications to the same customer, advertising a more uniform and interoperable IT environment. Our CDM software is provided through a SaaS delivery model that is designed to allow quick access to more dynamic software with significantly less costly and time-consuming on-site implementation. Our SaaS model also reduces dependence upon a customer’s internal IT resources and therefore decreases the costs associated with interoperability with legacy systems. We believe that we may not compete as favorably for retail customers with annual sales below $500 million, which may not consider their potential return from incremental changes in revenue or profitability sufficiently compelling to purchase a higher cost, higher value CDM solution. These retailers may instead choose less expensive, less feature rich solutions offered by niche retail software vendors, statistical tools companies or business consulting firms.

If we are not able to compete successfully against our current or future competitors, it will be difficult to acquire and retain customers, and our business, financial condition and operating results will be harmed.

Intellectual Property

We believe that our proprietary mathematical algorithms, statistical models and techniques and unique software architecture differentiate us from other CDM companies, as they enable us to understand and forecast consumer behavior more completely. Our success depends on our ability to continue to innovate in science and engineering and to protect our core intellectual property. Our intellectual property strategy relies on a combination of trade secrets, patents, copyrights, trademarks and contractual confidentiality agreements.

We currently have 12 issued patents and 15 patent applications in the United States, and four issued patents and six patent applications internationally. Of the 15 United States patent applications, one has been allowed for issuance. The expiration dates of our issued patents range from 2020 to 2023. We focus our patent efforts in the United States, but from time to time we will file corresponding foreign patent applications in strategic areas such as Europe and Asia. Our patent strategy balances strategic importance, competitive assessment and the need to maintain costs at a reasonable level, and we do not depend on any specific patent or set of patents to conduct our business operations. We may not receive competitive advantages from any rights granted under our existing patents. We do not know whether any of our patent applications will result in the issuance of any further patents or whether the examination process will require us to narrow the scope of our claims. To the extent any of our applications proceeds to issuance as a patent, the future patent may be opposed, contested, circumvented, designed around by a third party, or found to be unenforceable or invalidated. In addition, our future patent applications may not be issued with the scope of the claims sought by us, if at all, or the scope of claims we are seeking may not be sufficiently broad to protect our proprietary technologies. Others may develop technologies that are similar or superior to our proprietary technologies, duplicate our proprietary technologies or design around patents owned or licensed by us. If our products, patents or patent applications are found to conflict with any patent held by third parties, we could be prevented from selling our products, our patents could be declared invalid or our patent applications might not result in issued patents.

We have registered the trademark DemandTec in the United States, China, Japan, the European Union, Colombia and certain other countries. We have also registered the DemandTec logo in the United States and the European Union. We have filed other trademark applications in the United States and certain other countries.

In addition to filing patent applications and registering trademarks, we also rely in part on United States and international copyright laws to protect our software. Furthermore, we control access to and use of our proprietary software and other confidential information through the use of internal and external controls, including signing non-disclosure agreements with contractors, customers and partners. In addition, all of our employees and consultants are required to execute proprietary information and invention assignment agreements in connection with their employment and consulting relationships with us, pursuant to which they agree to maintain the confidentiality of our proprietary information and they grant us ownership rights in all inventions they reduce to practice in the scope of performing their employment or consulting services. However, we cannot provide any assurance that employees and consultants will abide by these agreements.

Despite our efforts to protect our trade secrets and proprietary rights through patents, licenses and confidentiality agreements, unauthorized parties may still copy or otherwise obtain and use our software and technology. In addition, we intend to expand our international operations, and effective patent, copyright, trademark and trade secret protection may not be available or may be limited in foreign countries. If we fail to protect our intellectual property and other proprietary rights, our business could be harmed.

Employees

As of February 29, 2008, we employed 251 full-time employees, including 99 in research and development, 56 in professional services, 35 in sales and marketing, 35 in general and administrative, and 26 in operations and support. We have never had a work stoppage, and none of our employees is represented by a labor organization or under any collective-bargaining arrangements. We consider our employee relations to be good.

Available Information

Our Internet website address is www.demandtec.com. We provide free access to various reports that we file with or furnish to the Securities and Exchange Commission, or SEC, through our website, as soon as reasonably practicable after they have been filed or furnished. These reports include, but are not limited to, our Annual Reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports. Our SEC reports can be accessed through the investor relations section of our website, or through www.sec.gov. Information on our website does not constitute part of this Annual Report on Form 10-K or any other report we file or furnish with the SEC. Stockholders may request copies of these documents from:

DemandTec, Inc.
One Circle Star Way, Suite 200
San Carlos, CA 94070
Attention: Investor Relations

Item 1A.	Risk Factors

Set forth below and elsewhere in this Annual Report on Form 10-K, and in other documents we file with the Securities and Exchange Commission, or SEC, are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Annual Report on Form 10-K and in other written and oral communications from time to time. Because of the following factors, as well as other variables affecting our operating results, past financial performance should not be considered as a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods.

Risks Related to Our Business and Industry

We have a history of losses and we may not achieve or sustain profitability in the future.

We have a history of losses and have not achieved profitability in any fiscal year. We experienced net losses of $4.5 million, $1.5 million and $2.7 million in fiscal 2008, fiscal 2007 and fiscal 2006, respectively. At February 29, 2008, we had an accumulated deficit of $72.4 million. We may continue to incur net losses in the future. In addition, we expect our cost of revenue and operating expenses to continue to increase as we implement initiatives to continue to grow our business. We also expect to incur additional general and administrative expenses associated with being a public company. If our revenue does not increase to offset these expected increases in cost of revenue and operating expenses, we will not be profitable. You should not consider our revenue growth in recent periods as indicative of our future performance. In fact, in future periods our revenue could decline. Accordingly, we cannot assure you that we will be able to achieve or maintain profitability in the future.

We may experience significant quarterly fluctuations in our operating results due to a number of factors, which makes our future operating results difficult to predict and could cause our operating results to fall below expectations.

Our quarterly operating results may fluctuate significantly due to a variety of factors, many of which are outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful. You should not rely on our past results as an indication of our future performance. If our operating results fall below the expectations of investors or securities analysts or below the guidance, if any, we provide to the market, the price of our common stock could decline substantially.

Factors that may affect our operating results include:

•	our ability to increase sales to existing customers and to renew agreements with our existing customers, particularly larger retail customers;

•	our ability to attract new customers, particularly larger retail customers and consumer products customers;

•	changes in our pricing policies or those of our competitors;

•	outages and capacity constraints with our hosting partners;

•	fluctuations in demand for our software;

•	volatility in the sales of our solutions on a quarterly basis;

•	reductions in customers’ budgets for information technology purchases and delays in their purchasing cycles, particularly in light of recent deteriorating economic conditions;

•	our ability to develop and implement in a timely manner new software and enhancements that meet customer requirements;

•	our ability to hire, train and retain key personnel;

•	any significant changes in the competitive dynamics of our market, including new entrants or substantial discounting of products;

•	our ability to control costs, including our operating expenses;

•	any significant change in our facilities-related costs;

•	the timing of hiring personnel and of large expenses such as those for trade shows and third-party professional services;

•	general economic conditions in the retail and CP markets; and

•	the impact of a recession or any other adverse economic conditions on our business, including a delay in signing or a failure to sign significant customer agreements.

We have in the past experienced, and we may continue to experience, significant variations in our level of sales on a quarterly basis. Such variations in our sales, or delays in signing or a failure to sign significant customer agreements, may lead to significant fluctuations in our cash flows and deferred revenue on a quarterly basis. If we experience a delay in signing or a failure to sign a significant customer agreement in any particular quarter, then our operating results for such quarter and for subsequent quarters may be below the expectations of securities analysts or investors, which may result in a decline in our stock price.

Many economists are now predicting that the United States economy, and possibly the global economy, may enter into a recession as a result of the credit crisis and a variety of other factors. A downturn in the United States or global economy could hurt our business in a number of ways, including longer sales and renewal cycles, delays in signing or failing to sign customer agreements or signing customer agreements at reduced purchase levels. Any of these effects could have a material adverse effect on our revenues and results of operations.

We depend on a small number of customers, which are primarily large retailers, and our growth, if any, depends upon our ability to add new and retain existing large customers.

We derive a significant percentage of our revenue from a relatively small number of customers, and the loss of any one or more of those customers could decrease our revenue and harm our current and future operating results. Our retail customers accounted for 90% of our revenue in fiscal 2008. In each of fiscal 2008 and 2007, our three largest customers accounted for approximately 29% of our revenue. Although our largest customers may vary from period to period, we anticipate that we will continue to depend on revenue from a relatively small number of retail customers. Further, our ability to grow revenue depends on our ability to increase sales to existing customers, to renew agreements with our existing customers and to attract new customers. If economic factors were to negatively impact the retail market segment, it could reduce the amount that these customers spend on information technology, and in particular CDM software, which would adversely affect our revenue and results of operations.

Our business depends substantially on customers renewing their agreements for our software. Any decline in our customer renewals would harm our operating results.

To maintain and grow our revenue, we must achieve and maintain high levels of customer renewals. We sell our software pursuant to agreements with initial terms that are generally from one to three years in length. Our customers have no obligation to renew their agreements after the expiration of their term, and we cannot assure you that these agreements will be renewed on favorable terms or at all. The fees we charge for our solutions vary based on a number of factors, including the software, service and hosting components provided and the duration of the agreement term. Our initial agreements with customers may include fees for software, services or hosting components that may not be needed upon renewal. As a consequence, upon renewal of these agreements, if any, we may receive lower total fees. In addition, if an agreement is renewed for a term longer than the preceding term, we may receive total fees in excess of total fees received in the initial agreement but a smaller average annual fee because we generally charge lower annual fees in connection with agreements with longer terms. In any of these situations, we would need to sell additional software, services or hosting in order to maintain the same level of annual fees from that customer. There can be no assurance that we will be able to renew these agreements, sell additional software or services or sell to new customers. In the past, some customers have elected not to renew their agreements with us or have renewed on less favorable terms. For instance, Sainsbury plc, which accounted for 21.2% of our fiscal 2006 revenue, did not renew its agreement when its term expired in the fourth quarter of fiscal 2006. We have limited historical data with respect to customer renewals, so we may not be able to predict future customer renewal rates and amounts accurately. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including their satisfaction or dissatisfaction with our software, the price of our software, the prices of competing products and services, consolidation within our customer base or reductions in our customers’ information technology spending levels. If our customers do not renew their agreements for our software for any reason or if they renew on less favorable terms, our revenue will decline.

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

We market our software to large retailers and CP companies, and sales to these customers are complex efforts that involve educating our customers about the use and benefits of our software, including its technical capabilities. Customers typically undertake a significant evaluation process that can result in a lengthy sales cycle, in some cases over 12 months. We spend substantial time, effort and money in our sales efforts without any assurance that our efforts will generate long-term agreements. In addition, customer sales decisions are frequently influenced by macroeconomic factors, budget constraints, multiple approvals, and unplanned administrative, processing and other delays. If sales expected from a specific customer are not realized, our revenue and, thus, our future operating results could be adversely impacted.

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

We have substantially expanded our overall business, headcount and operations in recent periods. For instance, our headcount grew from 154 employees at February 28, 2006 to 198 employees at February 28, 2007, and to 251 employees at February 29, 2008, including an increase in research and development headcount from 58 at February 28, 2006 to 99 at February 29, 2008. In addition, our revenue grew from $32.5 million in fiscal 2006 to $43.5 million in fiscal 2007, and to $61.3 million in fiscal 2008. We will need to continue to expand our operations in order to increase our customer base and to develop additional software. Increases in our customer base could create challenges in our ability to implement our software and support our customers. In addition, we will be required to continue to improve our operational, financial and management controls and our reporting procedures. As a result, we may be unable to manage our business effectively in the future, which may negatively impact our operating results.

We have derived most of our revenue from sales to our retail customers. If our software is not widely accepted by CP companies, our ability to grow our revenue and achieve our strategic objectives will be harmed.

To date, we have derived most of our revenue from retail customers. During fiscal 2008, we generated approximately 90% of our revenue from sales to retail customers while we generated approximately 10% of our revenue from sales to CP companies. In fiscal 2007 we generated 94% of our revenue from sales to retail customers while we generated 6% of our revenue from sales to CP companies. In order to grow our revenue and to achieve our long-term strategic objectives, it is important for us to expand our sales to derive a more significant portion of our revenue from new and existing CP customers. If CP companies do not widely accept our software, our revenue growth and business will be harmed.

We face intense competition that could prevent us from increasing our revenue and prevent us from becoming profitable.

The market for our software is highly competitive and we expect competition to intensify in the future. Competitors vary in size and in the scope and breadth of the products and services they offer. Currently, we face competition from traditional enterprise software application vendors such as Oracle Corporation and SAP AG, niche retail software vendors targeting smaller retailers such as KSS Group, and statistical tool vendors such as SAS, Inc. To a lesser extent, we also compete or potentially compete with marketing information providers for the CP industry such as ACNielsen, Inc. and Information Resources, Inc., as well as business consulting firms such as McKinsey & Company, Inc., Deloitte & Touche LLP and Accenture LLP, which offer merchandising consulting services and analyses. Because the market for CDM solutions is relatively new, we expect to face additional competition from other established and emerging companies and, potentially, from internally-developed applications. This competition could result in increased pricing pressure, reduced profit margins, increased sales and marketing expenses and a failure to increase, or the loss of, market share.

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

As part of our strategy, we intend to expand our international operations. We have limited experience operating in international jurisdictions. In fiscal 2008 and fiscal 2007, 12% and 6%, respectively, of our revenue was attributable to sales to companies located outside the United States. Our inexperience in operating our business outside of the United States increases the risk that any international expansion efforts that we may undertake will not be successful. In addition, conducting international operations subjects us to new risks that we have not generally faced in the United States. These include:

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

Portions of our software development, sustaining engineering, quality assurance and testing, operations and customer support are provided by Sonata Services Limited, or Sonata, a third party located in Shanghai, China. As of February 29, 2008, in addition to our 125 employees in our operations, customer support, science, product management and engineering groups located in the United States, an additional 56 Sonata personnel were dedicated to our projects. Remotely coordinating a third party in China requires significant management attention and substantial resources, and there can be no assurance that we will be successful in coordinating these activities. Furthermore, if there is a disruption to these operations in China, it will require that substantial management attention and time be devoted to achieving resolution. If Sonata were to stop providing these services or if there was widespread departure of trained Sonata personnel, this could cause a disruption in our product development process, quality assurance and product release cycles and customer support organizations and require us to incur additional costs to replace and train new personnel.

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

Furthermore, implementing any appropriate changes to our internal control over financial reporting may entail substantial costs in order to modify our existing accounting systems, may take a significant period of time to complete and may distract our officers, directors and employees from the operation of our business. These changes, however, may not be effective in maintaining the adequacy of our internal control over financial reporting, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and could materially impair our ability to operate our business. In addition, investors’ perceptions that our internal control over financial reporting is inadequate or that we are unable to produce accurate financial statements may adversely affect our stock price. Our independent registered public accounting firm identified two material weaknesses in internal controls with respect to the historical financial statements of TradePoint Solutions, Inc. (“TradePoint”) relating to revenue recognition and the availability of supporting documentation for its financial statements. After we acquired TradePoint, we integrated the accounting processes associated with TradePoint into our financial and accounting systems. While neither we nor our independent registered public accounting firm has identified deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, there can be no assurance that material weaknesses will not be subsequently identified.

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

In addition, an acquisition may negatively impact our results of operations because we may incur additional expenses relating to one-time charges, write-downs or tax-related expenses. For example, our acquisition of TradePoint in November 2006 resulted in $321,000 and $968,000 of amortization of acquired intangible assets in fiscal 2007 and fiscal 2008, respectively, and will result in amortization of approximately $970,000 in fiscal 2009 and declining amounts for eight years thereafter.

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

A change in accounting standards or practices could have a significant effect on our reported results and might affect our reporting of transactions completed before the change is effective. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred in the past and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, on December 16, 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 123R, Share-Based Payment. SFAS No. 123R, which we adopted on March 1, 2006, requires that employee stock-based compensation be measured based on its fair value on the grant date and treated as an expense that is reflected in the financial statements over the related service period. As a result, our operating results for fiscal 2007 and fiscal 2008 include expenses that are not reflected in prior periods, increasing our net loss and making it more difficult for investors to evaluate our results of operations for fiscal 2007 and fiscal 2008 relative to prior periods.

We might require additional capital to support our business growth, and this capital might not be available on acceptable terms, or at all.

We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new software or enhance our existing software, enhance our operating infrastructure and acquire complementary businesses and technologies. In April 2008, we secured a $15.0 million revolving credit line with a financial institution that replaced our existing $5.0 million credit line in order to increase our access to available capital. However, we may need to engage in equity or debt financings or enter into additional credit agreements to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital-raising activities and other financial and operational matters that make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited.

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

Risks Related to Ownership of Our Common Stock

The trading price of our common stock has been volatile in the past, may continue to be volatile, and may decline.

The trading price of our common stock has fluctuated widely in the past and may do so in the future. Further, our common stock has limited trading history. Factors affecting the trading price of our common stock, many of which are beyond our control, could include:

•	variations in our operating results;

•	announcements of technological innovations, new products and services, acquisitions, strategic alliances or significant agreements by us or by our competitors;

•	recruitment or departure of key personnel;

•	the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;

•	changes in the estimates of our operating results or changes in recommendations by any securities analysts that elect to follow our common stock;

•	market conditions in our industry, the retail industry and the economy as a whole;

•	price and volume fluctuations in the overall stock market;

•	lawsuits threatened or filed against us;

•	adoption or modification of regulations, policies, procedures or programs applicable to our business; and

•	the volume of trading in our common stock, including sales upon exercise of outstanding options.

In addition, if the market for technology stocks or the stock market in general experiences loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, operating results, or financial condition. The trading price of our common stock might also decline in reaction to events that affect other companies in our industry even if these events do not directly affect us. Some companies that have had volatile market prices for their securities have had securities class actions filed against them. A suit filed against us, regardless of its merits or outcome, could cause us to incur substantial costs and could divert management’s attention.

Future sales of shares by existing stockholders, or the perception that such sales may occur, could cause our stock price to decline.

If our existing stockholders, particularly our directors and executive officers and the venture capital funds affiliated with our former directors, sell substantial amounts of our common stock in the public market, or are perceived by the public market as intending to sell, the trading price of our common stock could decline.

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

At February 29, 2008, our directors, executive officers and other affiliates beneficially owned, in the aggregate, approximately 51.6% of our outstanding common stock. As a result, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit your ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

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

We are a Delaware corporation and the anti-takeover provisions of the Delaware General Corporation Law may discourage, delay or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the person becomes an interested stockholder, even if a change in control would be beneficial to our existing stockholders. In addition, our restated certificate of incorporation and amended and restated bylaws may discourage, delay or prevent a change in our management or control over us that stockholders may consider favorable. Our restated certificate of incorporation and amended and restated bylaws:

•	authorize the issuance of “blank check” preferred stock that could be issued by our board of directors to thwart a takeover attempt;

•	establish a classified board of directors, as a result of which the successors to the directors whose terms have expired will be elected to serve from the time of election and qualification until the third annual meeting following their election;

•	require that directors only be removed from office for cause and only upon a majority stockholder vote;

•	provide that vacancies on our board of directors, including newly created directorships, may be filled only by a majority vote of directors then in office;

•	limit who may call special meetings of stockholders;

•	prohibit stockholder action by written consent, thus requiring all actions to be taken at a meeting of the stockholders;

•	require supermajority stockholder voting to effect certain amendments to our restated certificate of incorporation and amended and restated bylaws; and

•	require advance notification of stockholder nominations and proposals.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our corporate headquarters and our primary facilities occupy approximately 40,000 square feet in San Carlos, California under a lease that expires in February 2010. In addition, we lease approximately 9,200 square feet in Pleasanton, California that expires in September 2010. We also lease small sales and marketing offices in the United States, Japan and Europe. The size and location of these properties change from time to time on the basis of business requirements. We do not own any real property. We believe our facilities are adequate for our current needs and that suitable additional or substitute space will be available to accommodate foreseeable expansion of our operations.

Item 3.	Legal Proceedings

We are from time to time involved in legal matters that arise in the normal course of business. Based on information currently available, we do not believe that the ultimate resolution of any current matters, individually or in the aggregate, will have a material adverse effect on our business, financial condition or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information.  Our common stock has been listed on the NASDAQ Global Market under the symbol “DMAN” since August 9, 2007. Prior to that time, there was no public market for our common stock. The following table sets forth for the indicated periods the high and low sales prices by quarter for our common stock as reported by the NASDAQ Global Market.

Fiscal Year 2008 Quarters Ended:	High	Low

August 31, 2007 (from August 9, 2007)	$10.75	$8.95
November 30, 2007	$20.50	$9.45
February 29, 2008	$20.55	$8.75

Stockholders of Record.  As of February 29, 2008, we had approximately 252 stockholders of record of our common stock.

Dividends.  We have never declared or paid any cash dividends on our common stock. We currently intend to retain earnings to finance future growth, and therefore do not expect to pay cash dividends on our common stock in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans.  For equity plan compensation information, please refer to Item 12 in Part III of this Annual Report on Form 10-K.

Stock Performance Graph and Cumulative Total Return

Notwithstanding any statement to the contrary in any of our previous or future filings with the Securities and Exchange Commission, or SEC, the following information relating to the price performance of our common stock shall not be deemed to be “filed” with the SEC or to be “soliciting material” under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and it shall not be deemed to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act, except to the extent we specifically incorporate it by reference into such filing.

The graph below compares the cumulative total stockholder return of our common stock with that of the Nasdaq Composite Index and the Nasdaq Computer Index from August 9, 2007 (the date on which our common stock commenced trading on the NASDAQ Global Market) through February 29, 2008. The graph assumes that $100 was invested in shares of our common stock, the Nasdaq Composite Index and the Nasdaq Computer Index at the close of market on August 9, 2007, and that dividends, if any, were reinvested. The comparisons in this graph are based on historical data and are not intended to forecast or be indicative of future performance of our common stock.

Comparison of Cumulative Total Returns of DemandTec, Inc., Nasdaq Composite
Index and Nasdaq Computer Index

	8/9/07	8/31/07	9/30/07	10/31/07	11/30/07	12/31/07	1/31/08	2/29/08
DemandTec, Inc.	$100.00	$95.90	$136.50	$180.60	$164.10	$192.90	$128.30	$101.50
Nasdaq Composite Index	100.00	102.02	106.15	112.35	104.56	104.22	93.91	89.26
Nasdaq Computer Index	100.00	102.64	107.26	119.53	110.49	113.35	95.91	88.45

Unregistered Sales of Equity Securities

(1) On December 19, 2007, we issued 80,884 shares upon the net exercise of a warrant to purchase 113,759 shares of our common stock held by a financial institution.

(2) On January 29, 2008, we issued 22,455 shares upon the net exercise of a warrant to purchase 30,488 shares of our common stock held by a financial institution.

(3) During our fourth quarter ended February 29, 2008, we issued 5,000 shares of our common stock to Silicon Valley Community Foundation, for the benefit of the DemandTec Foundation, at an aggregate issue price of $5.00.

The sales of securities described in Items (1), (2) and (3) above were deemed to be exempt from registration under the Securities Act in reliance upon Section 4(2) of the Securities Act. The recipients of securities in each transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution, and appropriate legends were affixed to the share certificates issued in these transactions. All recipients had adequate access, through their relationships with us, to information about us. All shares issued pursuant to an exemption under Section 4(2) of the Securities Act were issued to purchasers who were accredited investors or sophisticated with access to information regarding us.

Use of Proceeds from Sales of Registered Securities

In August 2007, we completed our initial public offering, or IPO, pursuant to a registration statement on Form S-1 (Registration No. 333-143248) which the U.S. Securities and Exchange Commission declared effective on August 7, 2007. Under the registration statement, we registered the offering and sale of an aggregate of up to 6,900,000 shares of our common stock. Of the registered shares, 6,000,000 of the shares of common stock issued pursuant to the registration statement were sold at a price to the public of $11.00 per share. As a result of the IPO, we raised a total of $57.6 million in net proceeds after deducting underwriting discounts and commissions and expenses.

On August 14, 2007 we used $3.0 million of our proceeds to settle our credit facility. On August 16, 2007, we used $10.2 million of our proceeds to settle our term loan with Silicon Valley Bank and Gold Hill Venture Lending 03, LP. We have used and intend to continue to use the remaining net proceeds from the offering for working capital and other general corporate purposes, including to finance our growth, develop new software and fund capital expenditures. Additionally, we may choose to expand our current business through acquisitions of other complementary businesses, products, services or technologies. Pending such uses, we plan to invest the net proceeds in short-term, interest-bearing, investment grade securities.

As of February 29, 2008, approximately $44.4 million of aggregate net proceeds remained invested in short-term interest-bearing obligations, investment-grade instruments, certificates of deposit or direct or guaranteed obligations of the United States government or in operating cash accounts.

There were no material differences in the actual use of proceeds from our IPO as compared to the planned use of proceeds as described in the final prospectus filed with the Securities and Exchange Commission pursuant to Rule 424(b).

Item 6.	Selected Financial Data

The following selected consolidated financial data should be read in conjunction with our audited consolidated financial statements and related notes thereto and with Management’s Discussion and Analysis of Financial Condition and Results of Operation, which are included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data for fiscal 2008, 2007 and 2006, and the selected consolidated balance sheet data as of February 29, 2008 and February 28, 2007, are derived from, and are qualified by reference to, the audited consolidated financial statements that are included in this Annual Report on Form 10-K. The consolidated statement of operations data for fiscal 2005 and 2004 and the consolidated balance sheet data as of February 28, 2006, February 28, 2005 and February 29, 2004 are derived from audited consolidated financial statements which are not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of results to be expected for any future period.

	Year Ended				Year Ended
	February 29,	Year Ended February 28,			February 29,
	2008	2007(1)	2006	2005	2004
	(In thousands, except per share data)

Consolidated Statements of Operations Data:
Revenue	$61,270	$43,485	$32,539	$19,537	$9,470
Cost of revenue(2)(3)	20,444	14,230	12,584	8,881	8,505

Gross profit	40,826	29,255	19,955	10,656	965

Operating expenses:
Research and development(3)	22,445	15,340	11,021	9,737	8,667
Sales and marketing(3)	17,290	12,108	10,170	8,105	5,334
General and administrative(3)	6,292	2,673	2,388	1,798	1,358
Amortization of acquired intangible assets	360	118	—	—	—

Total operating expenses	46,387	30,239	23,579	19,640	15,359

Loss from operations	(5,561)	(984)	(3,624)	(8,984)	(14,394)
Other income (expense), net	1,542	(480)	850	(284)	(481)

Loss before provision for income taxes and cumulative effect of change in accounting principle	(4,019)	(1,464)	(2,774)	(9,268)	(14,875)
Provision for income taxes	455	52	14	8	—

Loss before cumulative effect of change in accounting principle	(4,474)	(1,516)	(2,788)	(9,276)	(14,875)
Cumulative effect of change in accounting principle	—	—	(54)	—	—

Net loss	(4,474)	(1,516)	(2,734)	(9,276)	(14,875)
Accretion to redemption value of preferred stock	13	32	32	32	30

Net loss attributable to common stockholders	$(4,487)	$(1,548)	$(2,766)	$(9,308)	$(14,905)

Net loss per common share, basic and diluted	$(0.25)	$(0.28)	$(0.62)	$(2.30)	$(3.68)

Shares used in computing basic and diluted net loss per common share	17,612	5,531	4,449	4,039	4,052

	As of				As of
	February 29,	As of February 28,			February 29,
	2008	2007(1)	2006	2005	2004
	(In thousands, except per share data)

Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities(4)	$75,889	$25,478	$14,771	$11,594	$6,762
Working capital (deficit)	44,739	(66)	(10,731)	(8,593)	(2,227)
Total assets	113,796	56,795	21,016	19,299	14,857
Deferred revenue	55,375	42,172	25,124	24,536	10,664
Debt	442	15,063	2,219	1,646	3,269
Redeemable convertible preferred stock	—	49,073	48,976	49,211	49,179
Stockholders’ equity (deficit)	50,297	(58,660)	(62,529)	(60,595)	(51,379)

(1)	We acquired TradePoint in November 2006. See Note 3 to the consolidated financial statements.

(2)	Includes amortization of acquired intangible assets of $608 in fiscal 2008 and $203 in fiscal 2007.

(3)	Includes stock-based compensation expense as follows:

	Year Ended				Year Ended
	February 29,	Year Ended February 28,			February 29,
	2008	2007	2006	2005	2004
	(In thousands)

Cost of revenue	$1,261	$41	$—	$—	$—
Research and development	1,824	62	6	14	21
Sales and marketing	1,367	74	1	11	18
General and administrative	883	156	64	6	6

Total stock-based compensation expense	$5,335	$333	$71	$31	$45

(4)	Cash, cash equivalents, and marketable securities includes net proceeds of $57.6 million from our sale of 6.0 million shares of common stock in August 2007 in our initial public offering.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. In addition, we may make other written and oral communications from time to time that contain such statements. Forward-looking statements include statements as to industry trends and future expectations of ours and other matters that do not relate strictly to historical facts. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. These forward-looking statements include statements in this Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed under the heading “Risk Factors” in Item 1 of this Annual Report on Form 10-K and in our other Securities and Exchange Commission filings. Furthermore, such forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto appearing elsewhere in this Annual Report on Form 10-K. Our fiscal year ends on the last day of February; fiscal 2008, for example, refers to our fiscal year ended February 29, 2008.

Overview

We are a leading provider of Consumer Demand Management, or CDM, solutions. Our software services enable retailers and consumer products, or CP, companies to define merchandising and marketing strategies based on a scientific understanding of consumer behavior and make actionable pricing, promotion and other merchandising and marketing recommendations to achieve their revenue, profitability and sales volume objectives. We deliver our applications by means of a software-as-a-service, or SaaS, model, which allows us to capture and analyze the most recent retailer and market-level data and enhance our software services rapidly to address our customers’ ever-changing merchandising and marketing needs.

Our CDM solutions consist of one or more software services and complementary analytical services. We offer our solutions individually or as a suite of integrated applications. Our software services are configurable to accommodate individual customer needs. Our solutions for the retail industry include DemandTec Lifecycle Price Optimizationtm and DemandTec Collaborative Promotion Managementtm for Retailers. Our solutions for the CP industry include DemandTec Trade Planning & Optimizationtm and DemandTec Collaborative Promotion Managementtm for CP Companies. The DemandTec TradePoint Networktm underlies our solutions for the retail and CP industries. We were incorporated in November 1999 and began selling our software in fiscal 2001. Our revenue has grown from $9.5 million in fiscal 2004 to $61.3 million in fiscal 2008. Our operating expenses have also increased significantly during these same periods. We have incurred losses to date and had an accumulated deficit of approximately $72.4 million at February 29, 2008.

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

Our agreements with retailers are large contracts that generally are two to three years in length. The annual contract value for each retail customer agreement is largely related to the size of the retailer, and therefore can fluctuate from period to period. Our agreements with CP companies are principally one year in length and much smaller in annual and aggregate contract value than our retail customer contracts. A significant percentage of our new customer agreements are entered into during the last month, weeks or even days of each quarter-end.

We are headquartered in San Carlos, California, and have sales and marketing offices in North America, Europe and Japan. We sell our software through our direct sales force and receive a number of customer prospect introductions through third-parties such as systems integrators and a data syndication company. In fiscal 2008, approximately 88% of our revenue was attributable to sales of our software to companies located in the United States. In the future, we expect to derive a greater percentage of total revenue from international customers by expanding our operations, professional services and direct sales force abroad, thereby incurring additional operating expenses and capital expenditures. Our ability to achieve profitability will also be affected by our revenue as well as our other operating expenses associated with growing our business. Our largest category of operating expenses is research and development expenses, and the largest component of our operating expenses is personnel costs.

In November 2006, we acquired TradePoint Solutions, Inc., a provider of on-demand promotion offer management software linking manufacturers, sales agencies and retailers on one platform. The aggregate purchase price was approximately $9.8 million. In this acquisition, we purchased intangible assets. We are amortizing these acquired intangible assets over three to ten years on a straight-line basis, which, absent any impairment, will result in annual amortization expense of approximately $970,000 from the date of acquisition through August 31, 2009 and declining amounts thereafter.

In August 2007, we completed our initial public offering, or IPO, in which we sold and issued 6,000,000 shares of our common stock at an issue price of $11.00 per share. We raised a total of $66.0 million in gross proceeds from the IPO, or approximately $57.6 million in net proceeds after deducting underwriting discounts and commissions of $4.6 million and other offering costs of $3.8 million. Upon the closing of the IPO, all shares of convertible preferred stock outstanding automatically converted into 13,511,107 shares of common stock, and all outstanding warrants to purchase shares of convertible preferred stock automatically converted to warrants to purchase 181,747 shares of common stock.

Sources of Revenue

We derive all of our revenue from customer agreements that cover the use of our software and various services associated with our customers’ use of our software. We recognize all revenue ratably over the term of the agreement.

Our agreements are non-cancelable, but customers typically have the right to terminate their agreement for cause if we materially breach our obligations under the agreement and, in certain situations, may have the ability to extend the duration of their agreement on pre-negotiated terms. We invoice our customers in accordance with contractual terms, which generally provide that our customers are invoiced in advance for annual use of our software and for services other than implementation and training services. We provide implementation services on a time and materials basis and invoice our customers monthly in arrears. To a lesser extent, we also provide implementation services on a fixed fee basis and invoice our customers in advance. We invoice in arrears for our training classes on implementing and using our software on a per person, per class basis. Our payment terms typically require our customers to pay us within 30 days of the invoice date. For those billings for which the service period has begun and is non-cancellable, we include amounts invoiced in accounts receivable until collected and in deferred revenue until recognized as revenue.

Cost of Revenue and Operating Expenses

Cost of Revenue

Cost of revenue includes expenses related to data center costs, depreciation expenses associated with computer equipment and software, compensation and related expenses of operations, technical customer support and professional services personnel, amortization of acquired intangible assets, and allocated overhead expenses. We have contracts with two third parties for the use of their data center facilities, and our data center costs principally consist of the amounts we pay to these third parties for rack space, power and similar items.

Amortization of acquired intangible assets relates to developed technology acquired in the TradePoint acquisition. We are amortizing the acquired developed technology over five years on a straight-line basis. We allocate overhead costs, such as rent and occupancy costs, employee benefits, information management costs, and legal and other costs, to all departments based on headcount. As a result, we include allocated overhead expenses in cost of revenue and each operating expense category. We expect that, in the future, cost of revenue will increase in absolute dollars but decrease as a percentage of revenue as we spread our data center infrastructure and personnel costs over a larger customer base. In addition, we expect that stock-based compensation charges included in cost of revenue will increase in the near term but will vary over the long term depending on the timing and magnitude of equity incentive grants.

Research and Development

Research and development expenses include compensation and related expenses for our research, product management and software development personnel and allocated overhead expenses. We devote substantial resources to extending our existing software applications as well as to developing new software. We intend to continue to invest significantly in our research and development efforts because we believe these efforts are essential to maintaining our competitive position. In addition, we expect that stock-based compensation charges included in research and development expenses will increase in the near term but will vary over the long term depending on the timing and magnitude of equity incentive grants. In the near term, we expect that research and development expenses will increase in absolute dollars and will remain relatively constant as a percentage of revenue, and in the long term, we expect these expenses to increase in absolute dollars and decrease as a percentage of revenue.

Sales and Marketing

Sales and marketing expenses include compensation and related expenses for our sales and marketing personnel, including commissions and incentives, travel and entertainment expenses, marketing programs such as product marketing, events, corporate communications and other brand building expenses, and allocated overhead expenses. We expect that, in the future, sales and marketing expenses will increase in absolute dollars as we hire additional personnel, including additional direct sales personnel internationally, and spend more on marketing programs, but remain relatively constant or decrease slightly as a percentage of revenue. In addition, we expect that stock-based compensation charges included in sales and marketing expenses will increase in the near term but will vary over the long term depending on the timing and magnitude of equity incentive grants.

General and Administrative

General and administrative expenses include compensation and related expenses for our executive, finance and accounting, human resources, legal and information management personnel, third-party professional services fees, travel and entertainment expenses, other corporate expenses and overhead not allocated to cost of revenue, research and development expenses, or sales and marketing expenses. Third-party professional services primarily include outside legal, audit and tax-related consulting costs. In the near term, we expect that general and administrative expenses will increase in absolute dollars and as a percentage of revenue primarily as a result of expenses associated with being a public company. We expect that, in the future, general and administrative expenses will increase in absolute dollars but remain relatively constant or decrease slightly as a percentage of revenue. We expect that stock-based compensation charges included in general and administrative expenses will vary over the long term depending on the timing and magnitude of equity incentive grants.

Amortization of Acquired Intangible Assets

In November 2006, we acquired TradePoint. The aggregate purchase price was approximately $9.8 million, which consisted of approximately $3.7 million in cash, approximately $4.1 million in our common stock, a $1.8 million promissory note and $219,000 of acquisition costs. In this acquisition, we purchased intangible assets related to customer relationships, a trade name, and non-compete covenants. We are amortizing acquired intangible assets over three to ten years on a straight-line basis, which, absent any impairment, will result in annual amortization expense of approximately $360,000 in operating expenses and $610,000 in cost of revenue through August 31, 2009 and declining amounts thereafter.

Other Income (Expense), Net

Other income (expense), net includes interest income on our cash balances, interest expense related to debt, and losses or gains on conversions of non-U.S. dollar transactions into U.S. dollars. We have historically invested a majority of our cash in money market funds. In fiscal 2006, fiscal 2007 and the first half of fiscal 2008, other income (expense), net included the impact of recording our outstanding redeemable convertible preferred stock warrants at fair value under Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, or SFAS No. 150, as described below. In fiscal 2009, we expect interest expense to decrease as a result of the prepayment of outstanding debt in August 2007 and interest income to increase as a result of having a full year of interest income on our substantially higher cash and marketable securities balances, largely generated by proceeds from our initial public offering in August 2007. In fiscal 2009, however, we expect rates of return on investments to decline given economic changes in capital markets compared to fiscal 2008. Thereafter, other income (expense), net will depend on a number of factors, including our ability to generate cash from operations, rates of return on our investments and whether or not we incur debt.

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States, or GAAP. These accounting principles often require us to make certain estimates and judgments that can affect the reported amounts of assets and liabilities as of the date of our consolidated financial statements, as well as the reported amounts of revenue and expenses during the periods presented. In some cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting among available accounting policy alternatives would not produce a materially different result. We believe that our estimates and judgments were reasonable based upon information available to us at the time that these estimates and judgments were made. On an ongoing basis, we evaluate our estimates and judgments. Our actual results may differ from these estimates under different assumptions or conditions.

We believe that of our significant accounting policies, which are described in Note 1 to our Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K, the following accounting polices involve the greatest degree of judgment and complexity and have the potential for the greatest impact on our consolidated financial statements. Accordingly, we believe these policies are the most critical in fully understanding and evaluating our reported financial results.

Revenue Recognition

We generate revenue from fees under agreements with initial terms that generally are one to three years in length. Our agreements contain multiple elements, which include the use of our software, SaaS delivery services, professional services, maintenance, and customer support. Professional services consist of implementation, training, data modeling, and analytical services related to our customers’ use of our software.

Because we provide our applications as a service, we follow the provisions of the Securities and Exchange Commission, or SEC, Staff Accounting Bulletin No. 104, Revenue Recognition, and Emerging Issues Task Force, or EITF, Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, or EITF 00-21. We recognize revenue when all of the following conditions are met:

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

Deferred Commissions

We capitalize certain commission costs directly related to the acquisition of a customer agreement in accordance with Financial Accounting Standards Board, or FASB, Technical Bulletin 90-1, Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts. Our commission payments are paid shortly after our receipt of the related customer payment. The commissions are deferred and amortized to sales and marketing expense over the revenue recognition term of the related non-cancelable customer agreement. The deferred commission amounts are recoverable through their accompanying future revenue streams under non-cancellable customer agreements. We believe this is the appropriate method of accounting as the commission charges are so closely related to the revenue from the customer contracts that they should be recorded as an asset and charged to expense over the same period that the related revenue is recognized. Commission expense was approximately $2.8 million, $1.5 million, and $1.2 million in fiscal 2008, 2007, and 2006, respectively.

Stock-Based Compensation

Accounting Treatment for Options prior to March 1, 2006.  Prior to March 1, 2006, we accounted for stock-based employee and director compensation arrangements using the intrinsic-value method in accordance with the provisions and related interpretations of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or APB No. 25, and elected to follow the disclosure-only alternative prescribed by SFAS No. 123, Accounting for Stock-Based Compensation, or SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure.

APB No. 25 required companies granting options to record deferred stock-based compensation equal to the difference, if any, on the date of grant between the aggregate fair value of the common stock underlying each option and the aggregate exercise price of that option and to amortize that difference over the vesting period of the option. In connection with the preparation of our financial statements, we reviewed the estimated fair value of our common stock during fiscal 2005 and 2006 in light of the expected completion of our initial public offering and determined that all stock options had exercise prices equal to the fair market value of our common stock on the date of grant. As a result, in accordance with APB No. 25, we did not record any stock-based compensation expense during those periods.

Accounting Treatment for Options Beginning March 1, 2006.  Effective March 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123 (Revised 2004), Share-Based Payment, or SFAS No. 123R, using the prospective transition method, which required us to apply the provisions of SFAS No. 123R only to new awards granted, and to awards modified, repurchased or cancelled, after the adoption date. Under this transition method, we began recognizing stock-based compensation expense under SFAS No. 123R on March 1, 2006 based on the grant-date fair value of stock options granted or modified on or after March 1, 2006. We use the Black-Scholes option pricing model to determine the fair value of our stock option grants. This model requires judgment in determining factors such as the fair value of our common stock on the date of grant, the expected volatility of the price of our common stock and the expected term of the options. During fiscal 2007 and the three months ended May 31, 2007, we obtained contemporaneous valuations at various points in time from an unrelated third-party valuation firm, or Valuation Firm, to assist us in the determination of the fair value of our common stock. Our board of directors used these contemporaneous valuations to establish the exercise prices of stock options granted during these periods.

As a result of adopting SFAS No. 123R on March 1, 2006, our net loss for fiscal 2007 was $202,000 higher than if we had continued to account for stock-based compensation under APB No. 25. Basic and diluted net loss per common share for fiscal 2007 were each $0.04 higher than if we had continued to account for stock-based compensation under APB No. 25.

Determinations of Common Stock Fair Value Before November 2005.  Prior to November 2005, we relied on our board of directors to determine the fair value of our common stock on the date of each grant. Given the absence of an active market for our common stock, our board of directors determined the estimated fair value of our common stock on the date of grant based on a number of factors, including:

•	the price at which Series C convertible preferred stock was sold by us to outside investors in arms-length transactions in fiscal 2004 and the rights, preferences and privileges of our convertible preferred stock relative to those of our common stock;

•	important developments relating to our software;

•	our stage of development and business strategy;

•	the status of our efforts to build our management team;

•	the achievement of our financial plans;

•	the likelihood of achieving a liquidity event for our common stock, such as an initial public offering or sale of our company, given prevailing market conditions;

•	the state of the new issue market for similarly situated technology companies;

•	the market prices of various publicly held technology companies; and

•	the illiquidity of the private company securities granted.

Determinations of Common Stock Fair Value by Contemporaneous Valuations Beginning in November 2005.  In November 2005, we first engaged the Valuation Firm to perform a contemporaneous valuation of our common stock and utilized the value that it determined in its report for options granted in the remainder of fiscal 2006. The Valuation Firm has subsequently performed, on a grant date by grant date basis, a number of contemporaneous valuations of our common stock. In each valuation, the Valuation Firm used a combination of two different approaches to value our company — the income approach and the market multiple approach.

Under the income (or discounted cash flow) approach, estimated debt-free annual cash flows based on our financial forecasts, plus an estimated terminal company value, were discounted to their present values to estimate the present value of the company. The discount rate used was the expected rate of return that would provide potential investors a sufficient rate of return on their investment, and was calculated by estimating our weighted average cost of capital. Our weighted average cost of capital was computed by selecting market rates at the valuation dates for debt and equity that were reflective of the risks associated with an investment in our industry as estimated by using comparable publicly traded companies.

Under the market multiple approach, we were compared to various publicly traded companies in similar lines of business. The market multiples of those comparable publicly traded companies were calculated as of the applicable valuation date and were then applied to our historical and forecasted financial results at the applicable valuation date to estimate the value of the company.

The initial valuation results, obtained under both the income approach and the market multiple approach, were then individually adjusted by applying a private company discount rate to reflect the fact that our shares were not traded in an efficient, liquid market (i.e., a lack-of-liquidity discount). The average of the values derived under the income approach and the market multiple approach, in each case, after application of the private company discount, resulted in an initial estimated value of our company. Our initial estimated value was then subjected to a probability weighted expected return analysis to determine the ultimate value of our common stock. The probability weighted expected return method estimated our ultimate value based upon our potential values, assuming four possible outcomes (an initial public offering by the company, a sale of the company, the company’s remaining private, and a liquidation of the company). The estimated value under each outcome was then probability weighted, and the resulting estimated weighted values per common share were summed to determine the estimated final value per share of our common stock.

Determining the fair value of our common stock requires complex and subjective judgments. Our approach to valuation was based, in part, on a discounted future cash flow approach that used our estimates of revenue and costs, driven by assumed market growth rates, as well as appropriate discount rates. These estimates were consistent with the plans and estimates that we used to manage the business. There is inherent uncertainty in making these estimates.

In addition, we have performance-based awards outstanding that vest only pursuant to certain performance and time-based vesting criteria set by our Compensation Committee. We amortize the fair value of those awards, net of estimated forfeitures, as stock-based compensation expense over the vesting period of the awards. We evaluate the probability of meeting the performance criteria at the end of each reporting period to determine how much compensation expense to record. Because the actual number of shares to be issued is not known until the end of the performance period, the actual compensation expense related to these awards could differ from our current expectations. Beginning in fiscal 2009, we also have restricted stock units, or RSUs, outstanding that entitle the recipient to receive shares of our common stock upon vesting and settlement of the awards pursuant to time-based vesting criteria set by our Compensation Committee. We measure the value of the RSUs at fair value on the measurement date, based on the number of units granted and the market value of our common stock on that date. We amortize the fair value of those awards, net of estimated forfeitures, as stock-based compensation expense over the vesting period of the awards.

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

Impairment of Long-Lived Assets

We evaluate the recoverability of our long-lived assets, including acquired intangible assets and property and equipment, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Long-lived assets are reviewed for possible impairment whenever events or circumstances indicate that the carrying amount of these assets may not be recoverable. We measure recoverability of each asset by comparison of its carrying amount to the future undiscounted cash flows we expect the asset to generate. If we consider the asset to be impaired, we measure the amount of any impairment as the difference between the carrying amount and the fair value of the impaired asset. We observed no impairment indicators through February 29, 2008.

Results of Operations

The following table sets forth selected consolidated statements of operations data as a percentage of revenue for each of the periods indicated:

	Year Ended
	February 29,	Year Ended February 28,
	2008	2007	2006

Revenue	100%	100%	100%
Cost of revenue	33	33	39

Gross margin	67	67	61

Operating expenses:
Research and development	37	35	34
Sales and marketing	28	28	31
General and administrative	10	6	7
Amortization of acquired intangible assets	1	—	—

Total operating expenses	76	69	72

Loss from operations	(9)	(2)	(11)
Other income (expense), net	2	(1)	2

Loss before provision for income taxes and cumulative effect of change in accounting principle	(7)	(3)	(9)
Provision for income taxes	—	—	—

Loss before cumulative effect of change in accounting principle	(7)	(3)	(9)
Cumulative effect of change in accounting principle	—	—	—

Net loss	(7)	(3)	(9)
Accretion to redemption value of preferred stock	—	—	—

Net loss attributable to common stockholders	(7)%	(3)%	(9)%

Revenue

	Year Ended	Year Ended
	February 29,	February 28,
	2008	2007	2006
	(In thousands)

Revenue	$61,270	$43,485	$32,539

Fiscal 2008 Compared to Fiscal 2007.  Fiscal 2008 revenue increased approximately $17.8 million, or 41%, from fiscal 2007 revenue. The revenue increase was primarily due to a $10.9 million increase in revenue from customers that had contributed revenue in prior years, which we refer to as existing customers. In addition, revenue from customers that did not contribute any revenue in prior years, which we refer to as new customers, increased $6.9 million from fiscal 2007. The TradePoint acquisition in November 2006 had a full year impact on revenue in fiscal 2008 compared to four months in fiscal 2007. We generated 90% of our revenue from retail companies in fiscal 2008 and the remaining 10% from consumer products manufacturers. In fiscal 2007 we generated 94% of our revenue from retail companies and the remaining 6% from consumer products manufacturers.

In fiscal 2008, revenue from customers located outside the United States increased to 12% from 6% in fiscal 2007. The increase resulted from increased revenue in existing international locations as well as revenue generated in new locations. In fiscal 2008, revenue from Wal-Mart Stores, Inc. accounted for 11.7% of our total revenue. In fiscal 2007, revenue from Safeway Inc. accounted for 11.8% of our revenue. No other customer accounted for more than 10% of our revenue in fiscal 2008 or fiscal 2007.

Fiscal 2007 Compared to Fiscal 2006.  Fiscal 2007 revenue increased approximately $10.9 million, or 34%, from fiscal 2006 revenue. The revenue increase was primarily due to an $11.1 million increase in revenue from new customers. This increase was offset by a $200,000 decline in revenue from existing customers. Fiscal 2007 new customer revenue included approximately $1.3 million related to our TradePoint acquisition, and the balance resulted from new retail customers purchasing our software. The fiscal 2007 decline in existing customer revenue resulted from a decrease of approximately $8.2 million in revenue related to two customers that did not renew their agreements in the fourth quarter of fiscal 2006 offset by an increase in existing customer revenue of approximately $8.0 million primarily associated with customers that contributed to revenue throughout fiscal 2007 but only for a portion of fiscal 2006. In fiscal 2007, we generated 94% of our revenue from retail companies and 6% from consumer products manufacturers. In fiscal 2006, we generated 95% of our revenue from retail companies and 3% from consumer products manufacturers.

In fiscal 2007, revenue from customers located outside the United States represented 6% of revenue as compared to 34% in fiscal 2006. This fiscal 2007 decrease primarily related to the two customers described above that did not renew their agreements, each of which was located outside of the United States. In fiscal 2007, revenue from Safeway Inc. accounted for 11.8% of our revenue. In fiscal 2006, revenue from Sainsbury plc, Best Buy Stores, L.P., Safeway Inc. and RadioShack Corporation accounted for 21.2%, 12.4%, 11.3% and 10.6% of our revenue, respectively. No other customer accounted for more than 10% of our revenue in either of these periods. Sainsbury plc was one of the two customers that did not renew their agreements in the fourth quarter of fiscal 2006.

Cost of Revenue

	Year Ended	Year Ended
	February 29,	February 28,
	2008	2007	2006
	(Dollars in thousands)

Revenue	$61,270	$43,485	$32,539
Cost of revenue	20,444	14,230	12,584
Gross profit	40,826	29,255	19,955
Gross margin	67%	67%	61%

Fiscal 2008 Compared to Fiscal 2007.  Fiscal 2008 cost of revenue increased approximately $6.2 million, or 44%, from fiscal 2007 cost of revenue. This increase was due primarily to personnel expenses which increased approximately $4.2 million, depreciation and amortization expense which increased approximately $820,000, and allocated overhead expenses which increased approximately $480,000. Personnel costs increased in fiscal 2008 primarily as a result of increased headcount and stock-based compensation expense. Professional services, technical support and data center operations headcount increased to 82 at February 29, 2008 from 57 at February 28, 2007, and stock-based compensation increased $1.2 million from fiscal 2007 as a result of new stock option and performance stock unit, or PSU, grants.

Depreciation and amortization expense increased in fiscal 2008 largely due to an additional $405,000 of intangibles amortization related to the TradePoint acquisition compared to fiscal 2007 as we had twelve months of amortization in fiscal 2008 compared to four months in fiscal 2007. The remaining increase in depreciation and amortization expense was due to purchases of computers, software and equipment. In fiscal 2008, capital expenditures associated with the expansion of data infrastructure facilities were approximately $1.7 million.

Allocated overhead expenses increased as a result of increased professional services headcount and an increase in total allocated overhead costs.

Our gross margin remained unchanged at 67% in fiscal 2008 and 2007 as cost benefits from spreading our data center infrastructure and personnel costs over a larger customer base were partially offset by substantially higher stock-based compensation and intangibles amortization expense.

Fiscal 2007 Compared to Fiscal 2006.  Fiscal 2007 cost of revenue increased $1.6 million, or 13%, from fiscal 2006 cost of revenue. This increase was due primarily to personnel costs, which increased approximately $2.4 million, and depreciation expense, which increased approximately $450,000, offset by third-party data center costs, which decreased approximately $1.7 million. In addition, amortization of intangible assets acquired in the acquisition of TradePoint Solution, Inc. increased cost of revenue by $203,000 in fiscal 2007.

Personnel costs increased in fiscal 2007 primarily as a result of increased headcount and our use of third-party contractors in our professional services organization. Professional services headcount increased to 44 at February 28, 2007 from 37 at February 28, 2006, and salary and bonus levels also increased, causing most of the overall increase in payroll expenses of approximately $1.7 million. During fiscal 2007, we increased the use of third-party contractors in our customer implementations, which resulted in third-party contractor expense increasing approximately $600,000.

Depreciation expense increased and data center costs decreased in fiscal 2007 due to completing our transition to a new third-party data center provider in June 2006 where we became responsible for the hardware and software platform used to deliver our software to our customers. As a result, our third-party data center costs decreased significantly while depreciation expense increased because of the increase in capital expenditures associated with the procurement of hardware and software for the new third-party data center. In fiscal 2007, our capital expenditures were approximately $2.3 million and were largely associated with our move to the third-party data center.

Stock-based compensation expense included in cost of revenue was approximately $41,000 in fiscal 2007. There was no stock-based compensation included in cost of revenue in fiscal 2006.

Our gross margin increased to 67% in fiscal 2007 from 61% in fiscal 2006, predominantly due to our ability to control our new third-party data center costs and spread them across a larger base of customers.

Research and Development Expenses

	Year Ended	Year Ended
	February 29,	February 28,
	2008	2007	2006
	(Dollars in thousands)

Research and development	$22,445	$15,340	$11,021
Percent of revenue	37%	35%	34%

Fiscal 2008 Compared to Fiscal 2007.  Fiscal 2008 research and development expenses increased $7.1 million, or 46%, from fiscal 2007 research and development expenses, primarily due to increased personnel costs, allocated overhead costs, and depreciation and amortization expense. Personnel costs increased $6.4 million as a result of increased headcount, increased third-party development expenses, and stock-based compensation expense. Research and development headcount increased to 99 at February 29, 2008 from 89 at February 28, 2007. Of the 89 research and development personnel at February 28, 2007, approximately 19 were added as a result of the TradePoint acquisition in November 2006. Third-party development costs increased approximately $475,000, primarily due to increased off-shore development activities related to sustaining engineering and quality assurance, which we have outsourced to the off-shore engineering firm Sonata. Stock-based compensation expense increased approximately $1.8 million from fiscal 2007 and allocated overhead expenses increased approximately $640,000 as a result of increased research and development headcount and an increase in total allocated overhead costs.

Fiscal 2007 Compared to Fiscal 2006.  Fiscal 2007 research and development expenses increased $4.3 million, or 39%, from fiscal 2006 research and development expenses primarily due to increased personnel costs and allocated overhead expenses. Personnel costs increased as a result of increased headcount and third-party contract development expenses. Research and development headcount increased to 89 at February 28, 2007 from 58 at February 28, 2006, which resulted in increased payroll expenses of approximately $2.9 million. The headcount increase in fiscal 2007 principally resulted from the TradePoint acquisition. Third-party development expenses increased approximately $1.0 million, primarily due to increased off-shore development activities related to sustaining engineering and quality assurance, which we have outsourced to Sonata. Allocated overhead expenses increased approximately $345,000 as a result of increased research and development headcount. Stock-based compensation expense included in research and development expenses was approximately $62,000 in fiscal 2007 and $6,000 in fiscal 2006.

Sales and Marketing Expenses

	Year Ended
	February 29,	Year Ended February 28,
	2008	2007	2006
	(Dollars in thousands)

Sales and marketing	$17,290	$12,108	$10,170
Percent of revenue	28%	28%	31%

Fiscal 2008 Compared to Fiscal 2007.  Fiscal 2008 sales and marketing expenses increased $5.2 million, or 43%, from fiscal 2007 sales and marketing expenses, primarily as a result of increased personnel costs of approximately $3.7 million, increased selling and marketing expenses of approximately $615,000, and increased allocated overhead expenses of approximately $630,000. Personnel costs increased primarily due to an increase in headcount to 35 at February 29, 2008 from 31 at February 28, 2007, increased stock-based compensation expense of approximately $1.3 million, increased commission expense of approximately $1.4 million, and increased contract labor of approximately $430,000 compared to fiscal 2007. Sales and marketing expenses increased as a result of increased travel costs associated with our expanding customer base, increased business development expenses and marketing expenses associated with trade shows, events and other promotional activities. Allocated overhead expenses increased as a result of increased sales and marketing headcount and an increase in total allocated overhead costs.

Fiscal 2007 Compared to Fiscal 2006.  Fiscal 2007 sales and marketing expenses increased $1.9 million, or 19%, from fiscal 2006 sales and marketing expenses, primarily as a result of personnel costs, travel and entertainment expenses, and marketing program expenses. Personnel costs increased approximately $1.1 million due to higher salaries, amortization of commission expenses, and benefit expenses associated with our sales organization. Travel and entertainment expenses increased approximately $330,000 associated with our expanding customer base. Marketing program expenses increased approximately $280,000 due to increased expenses associated with trade shows and events. Stock-based compensation expense included in sales and marketing expenses was $74,000 in fiscal 2007 and $1,000 in fiscal 2006.

General and Administrative Expenses

	Year Ended
	February 29,	Year Ended February 28,
	2008	2007	2006
	(Dollars in thousands)

General and administrative	$6,292	$2,673	$2,388
Percent of revenue	10%	6%	7%

Fiscal 2008 Compared to Fiscal 2007.  Fiscal 2008 general and administrative expenses increased approximately $3.6 million, or 135%, over fiscal 2007 general and administrative expenses, primarily due to increased personnel costs associated with headcount and contract labor expenses. General and administrative headcount increased to 35 at February 29, 2008 from 21 at February 28, 2007 resulting in higher salary and benefit costs and higher stock-based compensation expense, which increased approximately $730,000 in fiscal 2008. Contract labor costs increased approximately $890,000 in fiscal 2008 as a result of the increased use of contract staff to assist with our IPO, systems implementation, and Sarbanes-Oxley related control compliance.

Fiscal 2007 Compared to Fiscal 2006.  Fiscal 2007 general and administrative expenses increased approximately $285,000, or 12%, over fiscal 2006 general and administrative expenses, primarily due to increased personnel costs associated with headcount increases. Headcount increased to 21 at February 28, 2007 from 17 at February 28, 2006 resulting in higher salary and benefit costs. Stock-based compensation expense included in general and administrative expenses was $156,000 and $64,000 in fiscal 2007 and fiscal 2006, respectively.

Amortization of Acquired Intangible Assets

	Year Ended
	February 29,	Year Ended February 28,
	2008	2007	2006
	(Dollars in thousands)

Amortization of acquired intangible assets	$360	$118	$—
Percent of revenue	0.6%	0.3%	—

Fiscal 2008 Compared to Fiscal 2007.  Fiscal 2008 amortization of acquired intangible assets increased $242,000 from fiscal 2007 due to the timing of the TradePoint acquisition in November 2006. As a result, twelve months of amortization expense are included in fiscal 2008 results compared to four months in fiscal 2007. An additional $608,000 of amortization of acquired intangible assets was included in fiscal 2008 cost of revenue compared to $203,000 in fiscal 2007.

Fiscal 2007 Compared to Fiscal 2006.  Fiscal 2007 amortization of acquired intangible assets resulted from our acquisition of TradePoint in November 2006. An additional $203,000 of amortization of acquired intangible assets was included in fiscal 2007 cost of revenue.

Other Income (Expense), Net

	Year Ended
	February 29,	Year Ended February 28,
	2008	2007	2006
	(In thousands)

Interest income	$2,467	$735	$385
Interest expense	(1,216)	(1,091)	(194)
Other income (expense)	291	(124)	659

Other income (expense), net	$1,542	$(480)	$850

Fiscal 2008 Compared to Fiscal 2007.  Fiscal 2008 other income (expense), net increased approximately $2.0 million from fiscal 2007 other income (expense), net. The increase was primarily due to interest income earned on higher invested cash balances as a result of investing proceeds from our initial public offering. Partially offsetting the increased interest income, interest expense increased primarily due to charges of $504,000 arising from the prepayment of debt in the second quarter of fiscal 2008 partially offset by lower interest expense as debt was outstanding for a shorter period of time compared to fiscal 2007. In May 2006, we borrowed $3.0 million under a new line of credit and in July 2006 we entered into a new term loan for $10.0 million principally to support our acquisition of TradePoint. We repaid the full $13.0 million of debt in August 2007. As part of our prepayment of the $13.0 million of debt, we incurred charges of $504,000 for the accelerated recognition of expense associated with the unamortized fair value of warrants, term loan balloon interest and loan financing costs. Other income (expense) increased $415,000 over fiscal 2007 primarily due to foreign currency gains recognized in fiscal 2008.

Fiscal 2007 Compared to Fiscal 2006.  Fiscal 2007 other income (expense), net decreased $1.3 million from fiscal 2006 other income (expense), net. This decrease was due to higher interest expense and other expense, offset by an increase in interest income. Interest expense increased $897,000 because of an increased level of debt outstanding during 2007. We increased our line of credit and bank loans to a total of $13.0 million as of February 28, 2007 from $2.2 million as of February 28, 2006, principally to support our acquisition of TradePoint. Other income (expense) decreased $783,000 in fiscal 2007 from fiscal 2006 because fiscal 2006 included a one-time gain of $750,000 on the sale of computers, software and equipment. In addition, our adoption of FASB Staff Position 150-5 required us to classify our redeemable convertible preferred stock warrants as liabilities and record the difference in fair value each period as an expense to other income (expense). Interest income increased $350,000 largely because of higher invested cash balances resulting from cash generated from operations as well as cash from our increased bank loans and line of credit.

Provision for Income Taxes

	Year Ended
	February 29,	Year Ended February 28,
	2008	2007	2006
	(In thousands)

Provision for income taxes	$455	$52	$14

Since inception, we have incurred annual operating losses and, accordingly, have recorded a provision for income taxes primarily for federal minimum income taxes, state income taxes and foreign taxes associated with our foreign customers and operations. At February 29, 2008, we had federal and state net operating loss carryforwards of approximately $54.1 million and $35.3 million, respectively, to cover future taxable income.

We adopted Statement of Financial Accounting Standards Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, or FIN 48, on March 1, 2007, the first day of fiscal 2008. FIN 48 is an interpretation of FASB Statement 109, Accounting for Income Taxes, and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position that an entity takes or expects to take in a tax return. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. Under FIN 48, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. In accordance with our accounting policy, we recognize accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. This policy did not change as a result of our adoption of FIN 48 and there was no financial impact to our consolidated statement of operations.

In fiscal 2008 we incurred income tax expense of $455,000 compared to $52,000 in fiscal 2007 and $14,000 in fiscal 2006. The increase in income tax expense in fiscal 2008 was the result of higher federal minimum taxes and state taxes, principally due to currently non-deductible stock-based compensation expenses and revenue that must be recognized for income tax purposes before it is recognized in the financial statements, as well as increased foreign taxes associated with our foreign customers and expanded foreign operations.

Liquidity and Capital Resources

At February 29, 2008, our principal sources of liquidity consisted of cash, cash equivalents, and marketable securities of $75.9 million, accounts receivable, net of allowances of $18.2 million, and available borrowing capacity under our credit facility of $5.0 million. In April 2008 we entered into a new revolving line of credit with a total borrowing capacity of $15.0 million, reduced by an outstanding letter of credit in the amount of $200,000 associated with the new credit line, and terminated our existing $5.0 million credit facility. At February 29, 2008 we had no auction rate securities and no significant investments in asset-backed securities. We have historically funded our operations primarily through private sales of our convertible preferred stock, customer payments for our software services and proceeds from our bank loans and lines of credit. In August 2007, we completed our IPO, in which we raised approximately $57.6 million in net proceeds after deducting underwriting discounts and commissions of $4.6 million and other offering costs of $3.8 million.

Our new $15.0 million revolving line of credit includes a number of covenants and restrictions with which we must comply. For example, our ability to incur debt, grant liens, make investments, enter into mergers and acquisitions, pay dividends, repurchase our outstanding common stock, change our business, enter into transactions with affiliates, and dispose of assets is limited. To secure the line of credit, we have granted our lenders a first priority security interest in substantially all of our assets. At the filing date of this Annual Report on Form 10-K, we were in compliance with all loan covenants, had a $200,000 letter of credit outstanding and had no outstanding debt under the line of credit.

	Year Ended
	February 29,	Year Ended February 28,
	2008	2007	2006
	(In thousands)

Net cash provided by operating activities	$11,255	$5,230	$3,445
Net cash used in investing activities	(33,675)	(7,944)	(4,000)
Net cash provided by financing activities	44,605	11,395	1,331

Operating Activities

Our cash flows from operating activities in any period have been significantly influenced by the number of customers using our software, the number and size of new customer contracts, the timing of renewals of existing customer contracts, and the timing of payments by these customers. Our largest source of operating cash flows is cash collections from our customers, which results in decreases to accounts receivable. Our primary uses of cash in operating activities are for personnel-related expenditures and rent payments. Our cash flows from operating activities in any period will continue to be significantly affected by the extent to which we add new customers, renew existing customers, collect payments from our customers and increase personnel to grow our business.

Fiscal 2008 Compared to Fiscal 2007.  Net cash provided by operating activities increased to $11.3 million in fiscal 2008 from $5.2 million in fiscal 2007. The increase was primarily due to the collections of increased amounts billed to customers in advance of revenue recognition. Accounts receivable increased $3.9 million compared to $11.1 million in fiscal 2007, but was partially offset by an increase in deferred revenue of $13.2 million compared to $16.0 million in fiscal 2007. Our adjusted days sales outstanding was 82 days at February 29, 2008 compared to 54 days at February 28, 2007. In addition, our net loss increased by $3.0 million but the higher net loss was largely driven by non-cash charges such as stock-based compensation, intangible amortization and depreciation that together were $6.3 million higher in fiscal 2008 than in fiscal 2007. Finally, those increases were partially offset by a $2.3 million increase in amounts associated with prepaid expenses and the payment of liabilities related to normal operations.

Fiscal 2007 Compared to Fiscal 2006.  Net cash provided by operating activities increased to $5.2 million in fiscal 2007 from $3.4 million in fiscal 2006. The increase was primarily due to an increase in amounts received from customers for services and a smaller net loss, partially offset by a smaller increase in amounts owed to vendors and employees.

Investing Activities

Our primary investing activities have been capital expenditures on equipment for our data center, net purchases of marketable securities and payments for an acquisition.

Fiscal 2008 Compared to Fiscal 2007.  Net cash used in investing activities increased to $33.7 million in fiscal 2008 from $7.9 million in fiscal 2007, primarily due to an increase in net purchases of marketable securities of $26.2 million as compared to fiscal 2007 as we invested the proceeds from our IPO in August 2007. In addition, in fiscal 2008, we purchased $1.8 million more in property and equipment than in fiscal 2007 as we continued to expand our data centers to support a larger customer base and provided more infrastructure to support company growth, including an enterprise resource planning system. Offsetting this increase, cash used in the acquisition of TradePoint decreased $2.3 million compared to fiscal 2007.

Fiscal 2007 Compared to Fiscal 2006.  Net cash used in investing activities increased to $7.9 million in fiscal 2007 from $4.0 million in fiscal 2006. The increase was primarily due to the acquisition of TradePoint and increased capital expenditures.

Financing Activities

Our primary financing activities have been issuances of common stock related to our IPO and issuances of convertible preferred stock to private investors, our issuance and repayments of notes payable, and advances taken and repayments made under our lines of credit.

Fiscal 2008 Compared to Fiscal 2007.  Net cash provided by financing activities increased to $44.6 million in fiscal 2008 from $11.4 million in fiscal 2007. The $33.2 million increase in fiscal 2008 was primarily due to net proceeds from our initial public offering of $57.6 million offset by $13.4 million in payments of notes payable and the repayment of advances under our line of credit.

Fiscal 2007 Compared to Fiscal 2006.  Net cash provided by financing activities increased to $11.4 million in fiscal 2007 from $1.3 million in fiscal 2006. The increase was primarily due to the increased proceeds from notes payable and increased proceeds from our line of credit, partially offset by increased payments on our notes payable.

We believe that cash provided by operating activities, together with our cash, cash equivalents, and marketable securities balances at February 29, 2008, will be sufficient to fund our projected operating requirements for at least the next twelve months. We may need to raise additional capital or incur additional indebtedness to continue to fund our operations over the long term. Our future capital requirements will depend on many factors, including our rate of revenue growth, our rate of expansion of our workforce, the timing and extent of our expansion into new markets, the timing of introductions of new functionality and enhancements to our software, the timing and size of any acquisitions of other companies or assets and the continuing market acceptance of our software. We may enter into arrangements for potential acquisitions of complementary businesses, services or technologies, which also could require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Contractual Obligations

Our principal commitments consist of obligations under operating leases for office space in the United States and abroad and notes payable to former TradePoint shareholders. Our lease agreements generally do not provide us with the option to renew. Our future operating lease obligations will change if we enter into new lease agreements upon the expiration of our existing lease agreements and if we enter into new lease agreements to expand our operations.

At February 29, 2008, the future minimum payments under these commitments as well as payments due under our notes payable were as follows:

	Payments Due by Period
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(In thousands)

Operating leases	$2,251	$1,031	$1,220	$—	$—
Notes payable to former TradePoint shareholders	442	442	—	—	—

Total contractual obligations	$2,693	$1,473	$1,220	$—	$—

Off-Balance Sheet Arrangements

We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes, nor do we have any undisclosed material transactions or commitments involving related persons or entities.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, or SFAS No. 141R, which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree in a business combination. SFAS No. 141R also establishes principles around how goodwill acquired in a business combination or a gain from a bargain purchase should be recognized and measured, as well as provides guidelines on the disclosure requirements on the nature and financial impact of the business combination. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008, and we will adopt it beginning in the first quarter of fiscal 2010. We are currently evaluating the potential impact, if any, of the adoption of SFAS No. 141R on our consolidated financial statements.

In June 2007, the FASB ratified EITF 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities, or EITF 07-3. EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. EITF 07-3 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007. We adopted EITF 07-3 in March 2008, and there was no material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115, or SFAS No. 159. SFAS No. 159 allows measurement at fair value of eligible financial assets and liabilities that are not otherwise measured at fair value. If the fair value option for an eligible item is elected, unrealized gains and losses on that item shall be reported in current earnings at each subsequent reporting date. SFAS No. 159 also establishes presentation and disclosure requirements designed to draw comparisons between the different measurement attributes a company elects for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We adopted SFAS No. 159 in March 2008, and there was no material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, or SFAS No. 157, which defines fair value, establishes a framework for measuring fair value and requires additional disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. In November 2007, the FASB agreed to defer the effective date of SFAS No. 157 for one year for all nonfinancial assets and nonfinancial liabilities, except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Generally, the provisions of this statement should be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied. We adopted SFAS No. 157 in March 2008, and there was no material impact on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

As we fund our international operations, our cash and cash equivalents could be affected by changes in exchange rates. To date, the foreign currency exchange rate effect on our cash and cash equivalents has not been significant.

Generally, our international sales agreements are denominated in the country of origin currency, and therefore our revenue is subject to foreign currency risk. Our operating expenses and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the exchange rates for the British Pound and the Euro. We operate internationally and periodically enter into foreign exchange forward contracts to reduce exposure in non-United States dollar denominated receivables. We formally assess, both at a hedge’s inception and on an ongoing basis, whether the derivatives used in hedging transactions are highly effective in negating currency risk. As of February 29, 2008, we had no outstanding foreign exchange forward contracts but may enter into such contracts in the future as circumstances warrant. We do not enter into derivative financial instruments for speculative or trading purposes.

We apply SFAS No. 52, Foreign Currency Translation, with respect to our international operations, which are primarily sales and marketing support entities. We have remeasured our accounts denominated in non-U.S. currencies using the U.S. dollar as the functional currency and recorded the resulting gains (losses) within other income (expense), net for the period. We remeasure all monetary assets and liabilities at the current exchange rate at the end of the period, non-monetary assets and liabilities at historical exchange rates, and revenue and expenses at average exchange rates in effect during the period. Foreign currency gains (losses) were approximately $397,000, $70,000 and $(89,000) for fiscal 2008, 2007 and 2006, respectively.

Interest Rate Sensitivity

We had unrestricted cash and cash equivalents totaling $43.3 million at February 29, 2008. The majority of these amounts were invested in money market funds. These unrestricted cash and cash equivalents were held for working capital purposes. Additionally, we had marketable securities of $32.6 million at February 29, 2008. We do not enter into investments for trading or speculative purposes and we do not believe that we have any material exposure to changes in their fair value as a result of changes in interest rates. A change in interest rates of 50 basis points would result in a change in interest income of approximately $303,000.

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

Item 8.	Financial Statements and Supplementary Data

Report of Ernst & Young LLP,
Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
DemandTec, Inc.

We have audited the accompanying consolidated balance sheets of DemandTec, Inc., or the “Company,” as of February 29, 2008 and February 28, 2007, and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended February 29, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(b). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of DemandTec, Inc. at February 29, 2008 and February 28, 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended February 29, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements under the heading “Income Taxes”, on March 1, 2007, the Company adopted the provisions of Statement of Financial Accounting Standards Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109, and changed its method of accounting for uncertain tax positions. Also, as discussed in Note 1 to the consolidated financial statements, under the heading “Stock-Based Compensation,” the Company adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment, effective March 1, 2006 using the prospective transition method. As discussed in Note 2 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board, or FASB, Staff Position 150-5, Issuer’s Accounting under FASB Statement No. 150 for Freestanding Warrants and Other Similar Instruments on Shares That Are Redeemable, during the year ended February 28, 2006.

/s/  ERNST & YOUNG LLP

San Francisco, California
April 23, 2008

DemandTec, Inc.

Consolidated Balance Sheets

	As of	As of
	February 29,	February 28,
	2008	2007
	(In thousands, except per share data)

ASSETS
Current assets:
Cash and cash equivalents	$43,257	$21,036
Short-term marketable securities	30,547	4,442
Accounts receivable, net of allowances of $160 and $62 as of February 29, 2008 and February 28, 2007, respectively	18,227	14,338
Deferred commissions, current	1,795	2,167
Other current assets	2,366	1,035

Total current assets	96,192	43,018
Marketable securities, non-current	2,085	—
Property, equipment and leasehold improvements, net	5,139	2,941
Restricted cash	200	200
Other assets, net	10,180	10,636

Total assets	$113,796	$56,795

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$6,969	$7,796
Deferred revenue, current	44,006	31,143
Notes payable, current	442	3,385
Other current liabilities	36	760

Total current liabilities	51,453	43,084

Deferred revenue, non-current	11,369	11,029
Note payable, non-current	—	8,678
Line of credit	—	3,000
Other long-term liabilities	677	591
Commitments and contingencies (see Note 6)
Redeemable convertible preferred stock:
Series B, $0.001 par value — No shares authorized or outstanding at February 29, 2008. At February 28, 2007, 5,219 shares authorized, 5,188 shares issued and outstanding, and aggregate liquidation preference of $17,018	—	17,005
Series C, $0.001 par value — No shares authorized or outstanding at February 29, 2008. At February 28, 2007, 6,299 shares authorized, 6,223 shares issued and outstanding, and aggregate liquidation preference of $32,109	—	32,068

Total redeemable convertible preferred stock	—	49,073

Stockholders’ equity (deficit):
Convertible preferred stock, Series A, $0.001 par value — No shares authorized or outstanding at February 29, 2008. At February 28, 2007, 2,100 shares authorized, 2,100 shares issued and outstanding, and aggregate liquidation preference of $2,100	—	2,071
Common stock, $0.001 par value — 175,000 and 100,000 shares authorized, respectively, and 26,452 and 6,455 shares issued and outstanding, respectively, excluding 31 and 200 shares subject to repurchase, respectively, as of February 29, 2008 and February 28, 2007	26	6
Additional paid-in capital	122,699	7,204
Accumulated deficit	(72,428)	(67,941)

Total stockholders’ equity (deficit)	50,297	(58,660)

Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$113,796	$56,795

See Notes to Consolidated Financial Statements.

DemandTec, Inc.

Consolidated Statements of Operations

	Year Ended	Year Ended
	February 29,	February 28,
	2008	2007	2006
	(In thousands, except per share data)

Revenue	$61,270	$43,485	$32,539
Cost of revenue(1)(2)	20,444	14,230	12,584

Gross profit	40,826	29,255	19,955

Operating expenses:
Research and development(2)	22,445	15,340	11,021
Sales and marketing(2)	17,290	12,108	10,170
General and administrative(2)	6,292	2,673	2,388
Amortization of acquired intangible assets	360	118	—

Total operating expenses	46,387	30,239	23,579

Loss from operations	(5,561)	(984)	(3,624)
Interest income	2,467	735	385
Interest expense	(1,216)	(1,091)	(194)
Other income (expense), net	291	(124)	659

Loss before provision for income taxes and cumulative effect of change in accounting principle	(4,019)	(1,464)	(2,774)
Provision for income taxes	455	52	14

Loss before cumulative effect of change in accounting principle	(4,474)	(1,516)	(2,788)
Cumulative effect of change in accounting principle	—	—	(54)

Net loss	(4,474)	(1,516)	(2,734)
Accretion to redemption value of preferred stock	13	32	32

Net loss attributable to common stockholders	$(4,487)	$(1,548)	$(2,766)

Net loss per common share, basic and diluted	$(0.25)	$(0.28)	$(0.62)

Shares used in computing basic and diluted net loss per common share	17,612	5,531	4,449

(1) Includes amortization of acquired intangible assets	$608	$203	$—
(2) Includes stock-based compensation expense as follows:
Cost of revenue	$1,261	$41	$—
Research and development	1,824	62	6
Sales and marketing	1,367	74	1
General and administrative	883	156	64

Total stock-based compensation expense	$5,335	$333	$71

See Notes to Consolidated Financial Statements.

DemandTec, Inc.

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

								Note
	Redeemable Convertible						Additional	Receivable		Total
	Preferred Stock		Convertible Preferred Stock		Common Stock		Paid-In	From	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stockholders	Deficit	Equity (Deficit)
	(In thousands)

Balance at February 28, 2005	11,399	$49,211	2,100	$2,071	4,102	$4	$1,083	$(126)	$(63,627)	$(60,595)
Issuance of common stock for cash upon exercise of stock options	—	—	—	—	611	1	568	—	—	569
Vesting of common stock related to early exercise of stock options	—	—	—	—	82	—	92	—	—	92
Repurchase of common stock	—	—	—	—	(23)	—	(26)	—	—	(26)
Accrued interest on note receivable from stockholder	—	—	—	—	—	—	—	(2)	—	(2)
Payment of note receivable from stockholder	—	—	—	—	—	—	—	128	—	128
Non-employee stock-based compensation expense	—	—	—	—	—	—	71	—	—	71
Reclassification of preferred stock warrants to liabilities	—	(267)	—	—	—	—	—	—	—	—
Accretion to redemption value of preferred stock	—	32	—	—	—	—	—	—	(32)	(32)
Net loss	—	—	—	—	—	—	—	—	(2,734)	(2,734)

Balance at February 28, 2006	11,399	$48,976	2,100	$2,071	4,772	$5	$1,788	$—	$(66,393)	$(62,529)
Issuance of Series C redeemable preferred stock	12	65	—	—	—	—	—	—	—	—
Issuance of common stock for TradePoint acquisition	—	—	—	—	1,075	1	4,084	—	—	4,085
Issuance of common stock upon exercise of stock options	—	—	—	—	454	—	626	—	—	626
Vesting of common stock related to early exercise of stock options	—	—	—	—	166	—	218	—	—	218
Repurchase of common stock	—	—	—	—	(12)	—	(16)	—	—	(16)
Issuance of common stock warrants	—	—	—	—	—	—	171	—	—	171
Employee stock-based compensation expense	—	—	—	—	—	—	202	—	—	202
Non-employee stock-based compensation expense	—	—	—	—	—	—	131	—	—	131
Accretion to redemption value of preferred stock	—	32	—	—	—	—	—	—	(32)	(32)
Net loss	—	—	—	—	—	—	—	—	(1,516)	(1,516)

Balance at February 28, 2007	11,411	$49,073	2,100	$2,071	6,455	$6	$7,204	$—	$(67,941)	$(58,660)
Issuance of common stock upon initial public offering, net of $8,370 of offering costs	—	—	—	—	6,000	6	57,623	—	—	57,629
Accretion to redemption value of preferred stock	—	13	—	—	—	—	—	—	(13)	(13)
Conversion of preferred stock to common stock at initial public offering	(11,411)	(49,086)	(2,100)	(2,071)	13,511	14	51,143	—	—	49,086
Reclassification of warrant liability at initial public offering	—	—	—	—	—	—	714	—	—	714
Issuance of common stock upon net exercise of warrants	—	—	—	—	130	—	—	—	—	—
Repurchase of common stock	—	—	—	—	(12)	—	(21)	—	—	(21)
Issuance of common stock upon exercise of stock options	—	—	—	—	194	—	397	—	—	397
Charitable contribution of common stock	—	—	—	—	5	—	54	—	—	54
Vesting of common stock related to early exercise of stock options	—	—	—	—	169	—	250	—	—	250
Employee stock-based compensation expense	—	—	—	—	—	—	4,926	—	—	4,926
Non-employee stock-based compensation expense	—	—	—	—	—	—	409	—	—	409
Net loss	—	—	—	—	—	—	—	—	(4,474)	(4,474)

Balance at February 29, 2008	—	$—	—	$—	26,452	$26	$122,699	$—	$(72,428)	$50,297

See Notes to Consolidated Financial Statements.

DemandTec, Inc

Consolidated Statements of Cash Flows

	Year Ended	Year Ended
	February 29,	February 28,
	2008	2007	2006
	(In thousands)

Operating activities:
Net loss	$(4,474)	$(1,516)	$(2,734)
Adjustment to reconcile net loss to net cash provided by operating activities:
Depreciation	1,929	1,060	441
Stock-based compensation expense	5,335	333	71
Amortization of warrants issued in conjunction with debt	64	99	—
Revaluation of warrants to fair value	119	206	(53)
Amortization of acquired intangible assets	968	321	—
Amortization of financing costs	93	125	25
Charge on early extinguishment of debt	504	—	—
Provision for accounts receivable	98	31	31
Other	(81)	(64)	91
Changes in operating assets and liabilities:
Accounts receivable	(3,927)	(11,099)	2,240
Prepaid expenses and other current assets	(1,149)	(187)	26
Deferred commissions	(317)	(1,135)	211
Other assets	(341)	(113)	(10)
Accounts payable and accrued expenses	(2,161)	515	2,876
Accrued compensation	1,392	700	(358)
Deferred revenue	13,203	15,954	588

Net cash provided by operating activities	11,255	5,230	3,445

Investing activities:
Acquisition of TradePoint, net of cash received	(1,358)	(3,649)	—
Purchases of property, equipment and leasehold improvements	(4,127)	(2,336)	(1,517)
Purchases of marketable securities	(86,583)	(6,200)	(2,483)
Maturities of marketable securities	58,393	4,241	—

Net cash used in investing activities	(33,675)	(7,944)	(4,000)

Financing activities:
Proceeds from issuance of common stock, net of repurchases	58,005	633	631
Proceeds from issuance of convertible preferred stock	—	65	—
Payment of note receivable from stockholder	—	—	128
Proceeds from advances on line of credit	—	3,000	—
Payments on lines of credit	(3,000)	(84)	(800)
Proceeds from issuance of notes payable	—	10,000	3,000
Payments on notes payable	(10,400)	(2,219)	(1,628)

Net cash provided by financing activities	44,605	11,395	1,331

Effect of exchange rate changes on cash and cash equivalents	36	67	(82)

Net increase in cash and cash equivalents	22,221	8,748	694
Cash and cash equivalents at beginning of year	21,036	12,288	11,594

Cash and cash equivalents at end of year	$43,257	$21,036	$12,288

Supplemental information:
Cash paid for interest	$956	$780	$174

Cash paid for income taxes	$320	$21	$13

Common stock issued in connection with acquisition of TradePoint	$—	$4,085	$—

Reclassification of preferred stock warrant liability to additional paid-in capital	$714	$—	$267

Issuance of warrants for common and preferred stock	$—	$343	$—

Deferred financing costs on note payable	$—	$400	$—

Note payable to former TradePoint stockholders	$—	$1,800	$—

Accretion to redemption value of preferred stock	$13	$32	$32

Conversion of preferred stock to common stock and additional paid-in capital	$51,144	$—	$—

See Notes to Consolidated Financial Statements.

DemandTec, Inc.

Notes to Consolidated Financial Statements

1.	Business Summary and Significant Accounting Policies

Description of Business

DemandTec, Inc. was incorporated in Delaware on November 1, 1999. We are a leading provider of Consumer Demand Management, or CDM, solutions. CDM is a software category based on quantifying consumer demand and using that understanding to make better merchandising and marketing decisions. Our software services enable retailers and consumer products, or CP, companies to define merchandising and marketing strategies based on a scientific understanding of consumer behavior and make actionable pricing, promotion and other merchandising and marketing recommendations to achieve their revenue, profitability and sales volume objectives. We deliver our applications by means of a software-as-a-service, or SaaS, model, which allows us to capture and analyze the most recent retailer and market-level data and enhance our software services rapidly to address our customers’ ever-changing merchandising and marketing needs. We are headquartered in San Carlos, California, with additional offices in North America, Europe and Japan.

Reclassifications

Certain amounts previously reported within current assets and other assets, net in the consolidated balance sheet at February 28, 2007, and within operating activities in the consolidated statements of cash flows for the years ended February 28, 2007 and 2006, have been reclassified to conform to the current year classification. The fiscal 2008 consolidated financial statements have been condensed to improve the presentation of our financial information.

Initial Public Offering

In August 2007, we completed our initial public offering, or IPO, in which we sold and issued 6,000,000 shares of our common stock at an issue price of $11.00 per share. We raised a total of $66.0 million in gross proceeds from the IPO, or approximately $57.6 million in net proceeds after deducting underwriting discounts and commissions of $4.6 million and other offering costs of $3.8 million. Upon the closing of the IPO, all shares of convertible preferred stock outstanding automatically converted into 13,511,107 shares of common stock, and all outstanding warrants to purchase shares of convertible preferred stock automatically converted to warrants to purchase 181,747 shares of common stock.

Acquisition of Business

On November 9, 2006, we acquired all of the issued and outstanding capital stock of TradePoint Solutions, Inc., or TradePoint, a provider of on-demand promotion offer management software linking manufacturers, sales agencies and retailers on one platform. The operating results of TradePoint have been included in the accompanying consolidated financial statements from the date of the acquisition. We accounted for the TradePoint acquisition under the purchase method of accounting whereby the excess of the purchase price over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill.

Principles of Consolidation

Our consolidated financial statements include our accounts and those of our wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Fiscal Year

Our fiscal year ends on the last day in February. References to fiscal 2008, for example, refer to our fiscal year ended February 29, 2008.

DemandTec, Inc.

Notes to Consolidated Financial Statements — (Continued)

Segments

Our chief operating decision maker is our chief executive officer, who reviews financial information presented on a consolidated basis, accompanied by information about revenue by geographic region. Accordingly, in accordance with Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, or SFAS No. 131, we have determined that we have a single reporting segment and operating unit structure.

Use of Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. These accounting principles require us to make certain estimates and judgments that can affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the periods presented. Significant estimates and assumptions made by management include the determination of the fair value of share-based payments, the fair value of acquired intangible assets and the recoverability of long-lived assets. We believe that the estimates and judgments upon which we rely are reasonable based upon information available to us at the time that these estimates and judgments are made. To the extent there are material differences between these estimates and actual results, our consolidated financial statements will be affected.

Revenue Recognition

We generate revenue from fees under agreements with initial terms that generally are one to three years in length. Our agreements contain multiple elements, which include the use of our software, SaaS delivery services, and professional services, as well as maintenance and customer support. Professional services consist of implementation, training, data and modeling, and analytical services related to our customers’ use of our software.

Because we provide our software as a service, we follow the provisions of the Securities and Exchange Commission Staff Accounting Bulletin No. 104, Revenue Recognition, and Emerging Issues Task Force, or EITF, Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, or EITF 00-21. We recognize revenue when all of the following conditions are met:

•	there is persuasive evidence of an arrangement;

•	the software as a service has been provided to the customer;

•	the collection of the fees is probable; and

•	the amount of fees to be paid by the customer is fixed or determinable.

In applying the provisions of EITF 00-21, we have determined that we do not have objective and reliable evidence of fair value for each element of our offering. As a result, the elements within our agreements do not qualify for treatment as separate units of accounting. Therefore, we account for all fees received under our agreements as a single unit of accounting and recognize them ratably over the term of the related agreement, commencing upon the later of the agreement start date or the date access to the software is provided to the customer.

Deferred Revenue

Deferred revenue consists of billings or payments received in advance of revenue recognition. For arrangements with terms of over one year, we generally invoice our customers in annual installments although certain multi-year agreements have had certain fees for all years invoiced and paid upfront. Deferred revenue to be recognized in the succeeding twelve month period is included in current deferred revenue on our consolidated balance sheets with the remaining amounts included in non-current deferred revenue.

DemandTec, Inc.

Notes to Consolidated Financial Statements — (Continued)

Foreign Currency Translation

The denomination of the majority of our sales arrangements and the functional currency of our international operations is the United States dollar. Our international operations’ financial statements are remeasured into United States dollars, with adjustments recorded as foreign currency gains (losses) in the consolidated statements of operations. All monetary assets and liabilities are remeasured at the current exchange rate at the end of the period, non-monetary assets and liabilities are remeasured at historical exchange rates, and revenue and expenses are remeasured at average exchange rates in effect during the period. We recognized a foreign currency gain (loss) of approximately $397,000, $70,000 and $(89,000) in fiscal 2008, fiscal 2007 and fiscal 2006, respectively, in other income (expense), net.

Concentrations of Credit Risk, Significant Customers and Suppliers and Geographic Information

Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, accounts receivable, and a line of credit. Although we deposit our cash with multiple financial institutions, our deposits, at times, may exceed federally insured limits. Collateral is not required for accounts receivable.

In each of the last three years we had customers that accounted for more than 10% of total revenue as follows: one customer in fiscal 2008 at 11.7%; one customer in fiscal 2007 at 11.8%; and four customers in fiscal 2006 at 21.2%, 12.4%, 11.3% and 10.6%.

As of February 29, 2008 and February 28, 2007, long-lived assets located outside the United States were not significant. Revenue by geographic region, based on the billing address of the customer, was as follows (in thousands):

	Year Ended	Year Ended
	February 29,	February 28,
	2008	2007	2006
	(In thousands)

United States	$53,641	$40,656	$21,500
International	7,629	2,829	11,039

Total revenue	$61,270	$43,485	$32,539

As of February 29, 2008, three customers accounted for 51% of our outstanding accounts receivable balance. As of February 28, 2007, one customer accounted for 70% of our outstanding accounts receivable balance.

The equipment hosting our software is located in two third-party data center facilities located in California. We do not control the operation of these facilities, and our operations are vulnerable to damage or interruption in the event either of these third-party data center facilities fail.

Fair Value of Financial Instruments

The carrying amounts of our financial instruments, which include cash and cash equivalents, marketable securities, accounts receivable, accounts payable, note payable and other accrued expenses, approximate their fair values.

Redeemable Convertible Preferred Stock Warrants

Prior to our IPO, freestanding warrants related to shares that were redeemable were accounted for in accordance with SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, or SFAS No. 150. Under SFAS No. 150, the freestanding warrants associated with our redeemable convertible preferred stock were classified as liabilities on our consolidated balance sheets and were subject to re-measurement at each balance sheet date and through the closing of our IPO. Any change in fair value

DemandTec, Inc.

Notes to Consolidated Financial Statements — (Continued)

was recognized as a component of other income (expense), net. Subsequent to the closing of our IPO and the associated conversion of our outstanding convertible preferred stock to common stock, the warrants were reclassified from liabilities to common stock and additional paid-in capital and are no longer subject to re-measurement. A total of $714,000 was reclassified in this manner in our second quarter of fiscal 2008 ended August 31, 2007. At February 29, 2008, there were no warrants to purchase shares of common stock outstanding.

Cash and Cash Equivalents

We consider all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. Cash and cash equivalents, which primarily consist of cash on deposit with banks and money market funds, are recorded at cost, which approximates fair value.

Restricted Cash

Restricted cash at February 29, 2008 and February 28, 2007 was comprised of a certificate of deposit under an irrevocable standby letter of credit that was required as collateral under an operating lease agreement and was scheduled to automatically renew until the lease expires in February 2010. In April 2008, the certificate of deposit expired and we secured the letter of credit under our new line of credit we established in April 2008, as described in Note 12. As such, the restriction on cash has been removed subsequent to year-end.

Marketable Securities

Our short-term marketable securities have a remaining maturity at the time of purchase of greater than three months and less than twelve months. Our noncurrent marketable securities have a remaining maturity at the time of purchase of twelve months or greater. In accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, we classify our investments as held-to-maturity at the time of purchase and reevaluate the classification at each balance sheet date. All of our investments were classified as held-to-maturity at February 29, 2008 and February 28, 2007. At February 29, 2008 we had no auction rate securities and no significant amount of asset-backed securities.

We monitor our investments in marketable securities for impairment on a periodic basis. In the event that the carrying value of an investment exceeds its fair value and the decline in value is determined to be other-than-temporary, we record an impairment charge and establish a new cost basis for the investment. We did not record any impairment adjustments in fiscal 2008, 2007 or 2006.

In order to determine whether or not a decline in value is other-than-temporary, we evaluate, among other things: the duration and extent to which the fair value has been less than the carrying value, our financial condition and business outlook, including key operational and cash flow metrics, current market conditions and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair market value.

Deferred Commissions

We capitalize certain commission costs directly related to the acquisition of a customer agreement in accordance with Financial Accounting Standards Board, or FASB, Technical Bulletin 90-1, Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts. Our commission payments are paid shortly after our receipt of the related customer payment. The commissions are deferred and amortized to sales and marketing expense over the revenue recognition term of the related non-cancelable customer agreement. The deferred commission amounts are recoverable through their accompanying future revenue streams under non-cancellable customer agreements. We believe this is the appropriate method of accounting as the commission charges are so closely related to the revenue from the customer contracts that they should be recorded as an asset and charged to expense over the same period that the related revenue is recognized. Commission costs amortized to

DemandTec, Inc.

Notes to Consolidated Financial Statements — (Continued)

sales and marketing expense were approximately $2.8 million, $1.5 million and $1.2 million in fiscal 2008, 2007 and 2006, respectively. At February 29, 2008 and February 28, 2007, deferred commission costs totaled $2.6 million and $2.3 million, respectively.

Property, Equipment and Leasehold Improvements

Property, equipment and leasehold improvements are stated at historical cost, net of accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of three to five years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful lives of the improvements, which in each case is three years. Repair and maintenance costs are expensed as incurred.

Goodwill and Intangible Assets

We record as goodwill the excess of the acquisition purchase price over the fair value of the tangible and identifiable intangible assets acquired. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, or SFAS No. 142, we do not amortize goodwill, but perform an annual impairment review of our goodwill during our third quarter, or more frequently if indicators of potential impairment arise. Following the criteria of SFAS No. 131 and SFAS No. 142, we have a single operating segment and consequently evaluate goodwill for impairment based on an evaluation of the fair value of our company as a whole. We record acquired intangible assets at their respective estimated fair values at the date of acquisition. Acquired intangible assets are being amortized using the straight-line method over their remaining estimated useful lives, which currently range from approximately two to nine years. We evaluate the remaining useful lives of intangible assets on a periodic basis to determine whether events or circumstances warrant a revision to the remaining estimated amortization period. We observed no impairment indicators through February 29, 2008.

Impairment of Long-Lived Assets

We evaluate the recoverability of our long-lived assets, including acquired intangible assets and property and equipment, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We review long-lived assets for possible impairment whenever events or circumstances indicate that the carrying amount of these assets may not be recoverable. We measure recoverability of assets by comparison of their carrying amount to the future undiscounted cash flows we expect the assets to generate. If we consider assets to be impaired, we measure the amount of any impairment as the difference between the carrying amount and the fair value of the impaired assets. We observed no impairment indicators through February 29, 2008.

Advertising Expenses

Advertising costs are expensed when incurred and are included in sales and marketing expenses in the accompanying consolidated statements of operations. We incurred advertising expenses of approximately $59,000, $68,000 and $140,000 for fiscal 2008, 2007 and 2006, respectively.

Research and Development and Software Development Costs

We account for internal use software costs, including website development costs, in accordance with the American Institute of Certified Public Accountants’ Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, or SOP No. 98-1. In accordance with SOP No. 98-1, we capitalize the costs to develop software for our website and other internal uses when preliminary development efforts are successfully completed, management has authorized and committed project funding, and it is probable that the project will be completed and the software will be used as intended. Costs incurred prior to meeting these criteria, together with costs incurred for training and maintenance, are expensed. Costs incurred for upgrades and enhancements that are considered to be probable to result in additional functionality are capitalized. Any capitalized costs are amortized to expense on a straight-line method over their expected lives. To date, internal software

DemandTec, Inc.

Notes to Consolidated Financial Statements — (Continued)

development costs eligible for capitalization have been insignificant, and accordingly we have charged all software development costs to research and development expense as incurred.

Warranties and Indemnification

Our software services are generally warranted to perform in a manner consistent with industry standards and materially in accordance with our documentation under normal use and circumstances. Additionally, our arrangements generally include provisions for indemnifying customers against liabilities if our services infringe a third party’s intellectual property rights or if a breach of the confidentiality obligations harms a third party. Further, we have entered into indemnification agreements with our officers, directors and certain key employees, and our bylaws contain similar indemnification obligations. To date, we have not incurred any material costs as a result of those indemnification provisions and have not accrued any liabilities related to these obligations in the accompanying consolidated financial statements.

We have occasionally entered into service level agreements with our customers warranting defined levels of uptime reliability and performance and permitting those customers to receive service credits or discounted future services, or to terminate their agreements in the event that we fail to meet those levels. To date, we have not experienced any significant failures to meet defined levels of reliability and performance as a result of those agreements and, accordingly, we have not accrued any liabilities related to these agreements in the accompanying consolidated financial statements.

Income Taxes

We account for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, or SFAS No. 109. Under this method, deferred tax assets and liabilities are determined based on the temporary differences between their financial reporting and tax bases and are measured using the enacted tax rates that are anticipated to be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts more likely than not expected to be realized. We have established a valuation allowance against substantially all of our deferred tax assets as we believe it is more likely than not that the deferred tax assets will not be realized.

We will continue to evaluate the need for a valuation allowance. We may determine that some, or all, of our deferred tax assets will be realized, in which case we will reduce our valuation allowance in the quarter in which such determination is made. If the valuation allowance is reduced, we may recognize a benefit from income taxes on our income statement in that period. In subsequent periods, we may have higher income tax expenses.

In June 2006, the FASB issued Statement of Financial Accounting Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109, or FIN 48. This interpretation prescribes a recognition threshold and measurement attribute for tax positions taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The evaluation of a tax position in accordance with this interpretation is a two-step process. In the first step, recognition, we determine whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step addresses measurement of a tax position that meets the more-likely-than-not criteria. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Differences between tax positions taken in a tax return and amounts recognized in the financial statements will generally result in an increase in a liability for income taxes payable or a reduction of an income tax refund receivable, or a reduction in a deferred tax asset or an increase in a deferred tax liability or both. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be de-recognized in the first subsequent financial reporting period in which that threshold is no longer met. Amounts

DemandTec, Inc.

Notes to Consolidated Financial Statements — (Continued)

accrued as a result of the adoption of FIN 48 on March 1, 2007 have not been material. We have also recognized a decrease in our deferred tax asset of $3.0 million as of February 29, 2008. We have elected to record interest and penalties recognized in accordance with FIN 48 in the consolidated financial statements as income taxes.

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

Effective March 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123 (Revised 2004), Share-Based Payment, or SFAS No. 123R, using the prospective transition method, which requires us to apply the provisions of SFAS No. 123R only to new awards granted, and to awards modified, repurchased or cancelled, after the adoption date. Under this transition method, stock-based compensation expense recognized beginning March 1, 2006 is based on the grant-date fair value of stock option awards granted or modified on or after March 1, 2006.

As a result of adopting SFAS No. 123R, our net loss for fiscal 2007 was $202,000 higher than if we had continued to account for stock-based compensation under APB No. 25. Basic and diluted net loss per common share for fiscal 2007 were each $0.04 higher than if we had continued to account for stock-based compensation under APB No. 25.

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

Net Loss per Common Share

All issued and outstanding common stock and per share amounts contained in the consolidated financial statements and notes have been retroactively adjusted to reflect the 1-for-2 reverse stock split effected on August 2, 2007.

We compute net loss per share in accordance with SFAS No. 128, Earnings per Share, or SFAS No. 128. Under the provisions of SFAS No. 128, basic net loss per share is computed using the weighted average number of common shares outstanding during the period except that it does not include unvested common shares subject to repurchase. Diluted net loss per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options or warrants or upon the settlement of performance stock units (PSUs), unvested common shares subject to repurchase or cancellation and convertible preferred stock. The dilutive effect of outstanding stock options, PSUs, and warrants is reflected in diluted loss per share by application of the treasury stock method. When dilutive, convertible preferred stock is reflected on an if-converted basis from the date of issuance.

Basic and diluted net loss per common share were the same for each of fiscal 2008, 2007 and 2006, as the impact of all potentially dilutive securities outstanding was anti-dilutive.

DemandTec, Inc.

Notes to Consolidated Financial Statements — (Continued)

The following table presents the calculation of historical basic and diluted net loss per common share:

	Year Ended	Year Ended
	February 29,	February 28,
	2008	2007	2006
	(Dollars in thousands)

Net loss attributable to common stockholders	$(4,487)	$(1,548)	$(2,766)

Weighted average number of common shares outstanding	17,731	5,798	4,589
Less: Weighted average number of common shares subject to repurchase	(119)	(267)	(140)

Weighted average number of common shares outstanding used in computing basic and diluted net loss per common share	17,612	5,531	4,449

Net loss per common share, basic and diluted	$(0.25)	$(0.28)	$(0.62)

The following weighted average outstanding shares subject to options to purchase common stock and PSUs, warrants to purchase common stock, common stock subject to repurchase, convertible preferred stock and shares subject to warrants to purchase redeemable convertible preferred stock were excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an antidilutive effect:

	Year Ended	Year Ended
	February 29,	February 28,
	2008	2007	2006
	(In thousands)

Shares subject to options to purchase common stock and PSUs	5,285	4,891	2,740
Shares subject to warrants to purchase common stock	98	45	—
Common stock subject to repurchase	119	267	140
Warrants (as converted basis)	—	104	69
Convertible preferred stock (if-converted basis until IPO)	5,911	13,506	13,498

Total	11,413	18,813	16,447

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, or SFAS No. 141R, which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree in a business combination. SFAS No. 141R also establishes principles around how goodwill acquired in a business combination or a gain from a bargain purchase should be recognized and measured, as well as provides guidelines on the disclosure requirements on the nature and financial impact of the business combination. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008, and we will adopt it beginning in the first quarter of fiscal 2010. We are currently evaluating the potential impact, if any, of the adoption of SFAS No. 141R on our consolidated financial statements.

In June 2007, the FASB ratified EITF 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities, or EITF 07-3. EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. EITF 07-3 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007. We adopted EITF 07-3 in March 2008, and there was no material impact on our consolidated financial statements.

DemandTec, Inc.

Notes to Consolidated Financial Statements — (Continued)

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115, or SFAS No. 159. SFAS No. 159 allows measurement at fair value of eligible financial assets and liabilities that are not otherwise measured at fair value. If the fair value option for an eligible item is elected, unrealized gains and losses on that item shall be reported in current earnings at each subsequent reporting date. SFAS No. 159 also establishes presentation and disclosure requirements designed to draw comparisons between the different measurement attributes a company elects for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We adopted SFAS No. 159 in March 2008, and there was no material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, or SFAS No. 157, which defines fair value, establishes a framework for measuring fair value and requires additional disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. In November 2007, the FASB agreed to defer the effective date of SFAS No. 157 for one year for all nonfinancial assets and nonfinancial liabilities, except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Generally, the provisions of this statement should be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied. We adopted SFAS No. 157 in March 2008, and there was no material impact on our consolidated financial statements.

2.	Cumulative Effect of Change in Accounting Principle

On June 29, 2005, the FASB issued Staff Position 150-5, Issuer’s Accounting under FASB Statement No. 150 for Freestanding Warrants and Other Similar Instruments on Shares That Are Redeemable, or FSP 150-5, which affirms that warrants of this type are subject to the requirements of FSP 150-5, regardless of the timing of the redemption feature or the redemption price. Therefore, under FSP 150-5, the freestanding warrants to purchase our convertible preferred stock are liabilities that must be recorded at fair value. We previously accounted for freestanding warrants to purchase our convertible preferred stock under EITF No. 96-18. We adopted FSP 150-5 and accounted for the cumulative effect of the change in accounting principle as of the beginning of the third quarter of fiscal 2006. For fiscal 2006, the impact of the change in accounting principle was to decrease our net loss by $53,000, or $0.01 per common share. The impact consisted of a $54,000 cumulative credit for adoption as of September 1, 2005, reflecting the difference between the fair value of the warrants as of that date and as of the date of issuance, and $1,000 of expense that was recorded in other income (expense), net to reflect the increase in fair value of the warrants between September 1, 2005 and February 28, 2006.

3.	Acquisition of TradePoint Solutions, Inc.

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

The aggregate purchase price of TradePoint was $9.8 million, consisting of 1.1 million shares of our common stock valued at approximately $4.1 million based on a third-party valuation of our common stock using a weighted average income and market comparable approach, approximately $3.7 million in cash, a $1.8 million promissory note issued to TradePoint shareholders and $219,000 of acquisition costs.

We allocated the purchase price to the estimated fair value of the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of the date of acquisition. We engaged Financial Strategies Consulting Group, or FSCG, an unrelated third-party valuation firm, to perform a valuation of

DemandTec, Inc.

Notes to Consolidated Financial Statements — (Continued)

these acquired intangible assets. Based on this third-party valuation, the excess of the purchase price over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill. The purchase price was allocated as follows (in thousands):

Current assets	$808
Deferred tax asset	1,741
Property and equipment	76
Intangible assets:
Developed technology	3,050
Customer relationships	940
Non-compete covenants	500
Trade name	560
Goodwill	5,290
Current liabilities assumed	(1,387)
Deferred tax liability	(1,741)

Total purchase price	$9,837

Developed technology consisted of products that had reached technological feasibility as of the acquisition date. A discount factor was applied to the projected cash flows from the technology in order to determine its present value. Goodwill will not be amortized and is not tax deductible. As part of the acquisition accounting, we established deferred income tax liabilities to reflect the tax effect of the temporary difference between the $5.1 million in fair value assigned to intangible assets acquired and their tax bases. In addition, we recognized a deferred tax asset of $1.7 million by reducing $1.7 million of our valuation allowance as part of our acquisition accounting.

The following pro forma financial information presents the combined results of operations of DemandTec and TradePoint as if the acquisition had occurred as of March 1, 2005. The table below represents the combined results of DemandTec’s fiscal year ended February 28, 2007 and TradePoint’s interim nine months ended September 30, 2006.

The unaudited pro forma financial information is based upon available information and certain assumptions that management believes to be reasonable. The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations or financial condition of the combined company that would have been reported had the acquisition been completed as of the date presented and should not be taken as representative of our future consolidated results of operations or financial condition.

Year Ended
February 28,
2007
(In thousands except
per share data)

Revenue	$45,230
Net loss attributable to common stockholders	(2,382)
Basic and diluted net loss per common share	$(0.38)

DemandTec, Inc.

Notes to Consolidated Financial Statements — (Continued)

4.	Goodwill and Purchased Intangibles

The carrying values as of February 29, 2008 of amortizing intangible assets acquired in the TradePoint acquisition are summarized in the following table. These assets were included in other assets, net on our balance sheet:

				Weighted
				Average
	Gross	Accumulated	Net	Amortization
	Value	Amortization	Value	Period (in Years)
	(Dollars in thousands)

Developed technology	$3,050	$(813)	$2,237	5
Customer relationships	940	(179)	761	7
Non-compete covenants	500	(222)	278	3
Trade name	560	(75)	485	10

Total	$5,050	$(1,289)	$3,761

Intangible assets are being amortized on a straight-line basis over a weighted average period of 5.7 years. Amortization expense related to the acquired intangible assets was $968,000 during fiscal 2008, of which $360,000 was included as a separate component of operating expenses and $608,000 was included in cost of revenue in the accompanying consolidated statements of operations. At February 29, 2008, $3.8 million of net intangible assets were included in other assets, net on our consolidated balance sheet.

Amortization expense related to the acquired intangible assets was $321,000 during fiscal 2007, of which $118,000 was included as a separate component of operating expenses and $203,000 was included in cost of revenue in the accompanying consolidated statements of operations. At February 28, 2007, $4.7 million of intangible assets were included in other assets, net on our consolidated balance sheet.

As of February 29, 2008, the estimated amortization expense related to the acquired intangible assets for each of the next five fiscal years and thereafter is summarized in the following table (in thousands):

As of
February 29,
Fiscal Year	2008

2009	$967
2010	911
2011	800
2012	597
2013	190
Thereafter	296

Total	$3,761

We performed an annual impairment review of our goodwill during the third quarter of fiscal 2008 with no impairment charges recognized as a result of our review. We observed no impairment indicators through the fourth quarter of fiscal 2008. At February 29, 2008 and February 28, 2007, $5.3 million of goodwill from our acquisition of TradePoint was included in other assets, net on our consolidated balance sheets.

DemandTec, Inc.

Notes to Consolidated Financial Statements — (Continued)

5.	Balance Sheet Components

Marketable securities, at amortized cost, consisted of the following as of the dates indicated:

	As of	As of
	February 29,	February 28,
	2008	2007
	(In thousands)

Certificates of deposit	$—	$550
Commercial paper	6,946	350
Corporate bonds	4,721	2,698
U.S. agency bonds	20,766	250
Asset backed securities	199	594

	$32,632	$4,442

All investments are held to maturity, and thus, there were no recognized gains or losses during the fiscal years presented. The carrying amount of our marketable securities approximates fair value and unrecognized gains and losses were insignificant. We have the ability and intent to hold these investments to maturity and do not believe any of the marketable securities are impaired based on our evaluation of available evidence as of February 29, 2008. We expect to receive all principal and interest on all of our investment securities.

The following table summarizes the book value of our investments in marketable debt securities classified by the contractual maturity date of the security (in thousands):

	As of	As of
	February 29,	February 28,
	2008	2007
	(In thousands)

Due within one year	$30,547	$4,442
Due within one through two years	2,085	—

	$32,632	$4,442

Property, equipment and leasehold improvements consisted of the following as of the dates indicated:

	As of	As of
	February 29,	February 28,
	2008	2007
	(In thousands)

Computers, software and equipment	$8,965	$5,052
Furniture and fixtures	184	115
Leasehold improvements	244	99

	9,393	5,266
Less: accumulated depreciation	(4,254)	(2,325)

Property, equipment and leasehold improvements, net	$5,139	$2,941

In fiscal 2006, we recognized a gain of $750,000 related to the sale of various computers, software and equipment, which is included in other income (expense), net.

DemandTec, Inc.

Notes to Consolidated Financial Statements — (Continued)

Accounts payable and accrued expenses consisted of the following:

	As of	As of
	February 29,	February 28,
	2008	2007
	(In thousands)

Accounts payable	$1,304	$2,652
Accrued professional services	569	1,159
Income taxes payable	158	40
Other accrued liabilities	290	687
Accrued compensation	4,648	3,258

Total accounts payable and accrued expenses	$6,969	$7,796

6.	Commitments and Contingencies

We lease office space in various locations throughout the United States, Europe, and Japan. Total rent expense was $935,000, $783,000 and $794,000 in fiscal 2008, 2007 and 2006, respectively.

Future minimum lease commitments due under noncancelable operating leases with an initial term greater than one year were as follows (in thousands):

As of
February 29,
Fiscal Year	2008

2009	$1,031
2010	1,064
2011	156

Total	$2,251

At February 29, 2008 we had outstanding an irrevocable letter of credit in connection with a noncancelable operating lease commitment which we issued in favor of our landlord, for an aggregate amount of $200,000 that would automatically renew until the lease expires in February 2010. To secure the letter of credit, we had a $200,000 certificate of deposit with a financial institution, which was recorded as restricted cash on the accompanying balance sheets. In April 2008, the certificate of deposit expired and we secured the letter of credit under the new line of credit we established in April 2008, as described in Note 7. As such, the restriction on cash has been removed subsequent to year-end.

Legal Proceedings

We are from time to time involved in legal matters that arise in the normal course of business. Based on information currently available, we do not believe that the ultimate resolution of any current matters, individually or in the aggregate, will have a material adverse effect on our business, financial condition or results of operations.

7.	Debt and Warrants

In May 2005, we entered into a $3.0 million term loan facility, or the May 2005 Term Loan, that accrued interest at a fixed rate of 7.20%. Principal and interest payments of approximately $92,000 were due monthly over 36 months. The $2.2 million outstanding balance of this term loan was repaid when we entered into the May 2006 Credit Line as described below.

In May 2006, we entered into a revolving line of credit, or May 2006 Credit Line, with a financial institution. Amounts available for borrowing were limited to the lesser of (i) $5.0 million or (ii) $3.0 million plus 80% of

DemandTec, Inc.

Notes to Consolidated Financial Statements — (Continued)

eligible accounts receivable. Borrowings under this line of credit accrued interest at the greater of (i) the prime rate plus 0.5% or (ii) 8.0%. During the first year of this line of credit, minimum monthly interest was charged based on the higher of interest based on outstanding borrowings or the interest applicable to borrowings of $2.0 million. The line of credit was collateralized by all of our assets and required us to comply with certain covenants, including limitations on indebtedness and restrictions on dividend distributions. We also guaranteed and pledged to the financial institution a security interest in all of our intellectual property. As of February 28, 2007, $3.0 million was outstanding under this line of credit. In August 2007, we paid off the entire outstanding balance of $3.0 million. There was no prepayment penalty and no minimum interest due when the line of credit was closed in April 2008.

In connection with entering into the May 2006 Credit Line, we issued the financial institution a warrant to purchase up to 37,500 shares of our Series C convertible preferred stock at an exercise price of $5.16 per share. The warrant was nonforfeitable, fully vested and exercisable upon grant, and had an expiration date in May 2016. The fair value of the warrant was recorded as debt issuance costs and was being amortized to interest expense using the effective interest method over the loan term. Upon the completion of our IPO, the warrant converted into a warrant to purchase common stock. In December 2007, the financial institution exercised its warrant, resulting in our issuance of 24,642 shares of common stock after netting 12,858 shares in settlement of the exercise price of $5.16 per share.

In July 2006, we entered into a 48-month $10.0 million term loan, or the July 2006 Term Loan, with two financial institutions at a fixed interest rate of 9.5%. During the first twelve month interest-only period, interest was payable monthly. Following the interest-only period, we were obligated to pay principal and interest in equal monthly installments over the remaining 36 months. The final scheduled payment included a balloon interest payment of $400,000. The balloon interest payment was accounted for as a deferred charge in other assets and was being amortized to interest expense over the term of the loan. In August 2007, we paid off the remaining term loan balance, without penalty, including the full $400,000 balloon interest payment. The term loan facility is no longer available.

In connection with the July 2006 Term Loan, we issued to each of the two financial institutions a warrant to purchase up to 37,500 shares of our common stock (for an aggregate of 75,000 shares) at an exercise price of $2.70 per share. Each warrant was nonforfeitable, fully vested and exercisable upon grant, and had an expiration date in July 2016. The fair value of the warrants was recorded to debt discount costs and was being amortized to interest expense using the effective interest method over the loan term. In August 2007, one of the financial institutions exercised its warrant, resulting in our issuance of 26,797 shares of common stock after netting 10,703 shares in settlement of the exercise price of $2.70 per share. In December 2007, the other financial institution exercised its warrant, resulting in our issuance of 30,772 shares of common stock after netting 6,728 shares in settlement of the exercise price of $2.70 per share.

In addition to the warrants issued in connection with debt in fiscal 2007, in October 2001 we granted to a financial institution a warrant to purchase up to 30,488 shares of our Series B redeemable convertible preferred stock, at an exercise price of $3.28 per share, in connection with a loan for equipment financing. The warrant was nonforfeitable, fully vested and exercisable upon grant, and had an expiration date in October 2008. In March 2002, we granted to the same financial institution an additional warrant to purchase up to 38,759 shares of our Series C redeemable convertible preferred stock, at an exercise price of $5.16 per share, in connection with a loan for equipment financing. The warrant was nonforfeitable, fully vested and exercisable upon grant, and had an expiration date in March 2012. Upon the completion of our IPO, the warrants converted into warrants to purchase common stock. In December 2007, the financial institution exercised one of its warrants, resulting in our issuance of 25,470 shares of common stock after netting 13,289 shares in settlement of the exercise price of $5.16 per share. In January 2008, the financial institution exercised the remaining warrant, resulting in our issuance of 22,455 shares of common stock after netting 8,033 shares in settlement of the exercise price of $3.28 per share.

Under FSP No. 150-5, prior to the closing date of our IPO in August 2007, the preferred stock warrants were classified in liabilities and were revalued each reporting period with the changes in fair value recorded within other

DemandTec, Inc.

Notes to Consolidated Financial Statements — (Continued)

income (expense), net in the accompanying consolidated statements of operations. Because of the automatic conversion of the preferred stock warrants to common stock warrants upon the closing of our IPO, we no longer revalue the warrants and reclassified the $714,000 remaining liability balance to additional paid-in capital in August 2007.

Expense associated with the amortization of the fair value of warrants and loan financing costs was $157,000 in fiscal 2008, $224,000 in fiscal 2007 and $25,000 in fiscal 2006. We accelerated the expense recognition of the remaining unamortized fair values of the warrants, loan financing cost, debt discount costs and balloon interest balance upon paying off the $3.0 million revolving line of credit balance and the $10.0 million term loan in August 2007, resulting in an additional $504,000 charge to interest expense in fiscal 2008.

In connection with our TradePoint acquisition, a $1.8 million promissory note was issued to former TradePoint shareholders. At February 29, 2008, $442,000 remained outstanding and payable thereunder.

8.	Stockholders’ Equity (Deficit)

Early Exercise of Employee Options

Shares purchased by employees pursuant to the early exercise of stock options are not deemed to be outstanding for accounting purposes until those shares vest. Therefore, cash received in exchange for exercised and unvested shares related to stock options granted is recorded as a liability for early exercise of stock options on the accompanying consolidated balance sheets, and will be transferred into common stock and additional paid-in capital as the shares vest. As of February 29, 2008, there were 31,116 shares outstanding that remained subject to repurchase, classified as approximately $36,000 and $12,000 in current and long-term liabilities, respectively. As of February 28, 2007, there were 199,931 shares outstanding that remained subject to repurchase, classified as approximately $168,000 and $130,000 in current and long-term liabilities, respectively.

Equity Incentive Plans and Employee Stock Purchase Plan

1999 Equity Incentive Plan

In December 1999, our Board of Directors adopted the 1999 Equity Incentive Plan (the “1999 Plan”). The 1999 Plan, which expired on August 8, 2007, provided for incentive or nonstatutory stock options, stock bonuses and rights to acquire restricted stock to be granted to employees, outside directors and consultants. As of March 1, 2007, 317,655 shares remained authorized for issuance under the 1999 Plan. In March and May 2007, we reserved an additional 250,000 and 425,000 shares, respectively, for grant under the 1999 Plan. As of February 29, 2008, options to purchase 6,801,247 shares of common stock remained outstanding under the 1999 Plan. Such options are exercisable as determined by our Board of Directors and as specified in each option agreement. Options granted under the 1999 Plan vest over a period of time as determined by our Board of Directors, generally four years, and expire no more than ten years from the date of grant.

2007 Equity Incentive Plan

In May 2007, our Board of Directors adopted, and in July 2007 our stockholders approved, the 2007 Equity Incentive Plan (the “2007 Plan”). The 2007 Plan became effective upon our IPO. The 2007 Plan, which is administered by the Compensation Committee of our Board of Directors, provides for stock options, stock units, restricted shares, and stock appreciation rights to be granted to employees, non-employee directors and consultants. We initially reserved 3.0 million shares of our common stock for issuance under the 2007 Plan. In addition, on the first day of each fiscal year commencing with fiscal year 2009, the aggregate number of shares reserved for issuance under the 2007 Plan shall automatically increase by a number equal to the lowest of a) 5% of the total number of shares of common stock then outstanding, b) 3,750,000 shares, or c) a number determined by our Board of Directors. On March 1, 2008, an additional 1,324,136 shares were reserved for issuance under the 2007 Plan.

DemandTec, Inc.

Notes to Consolidated Financial Statements — (Continued)

Stock Options.  Options granted under the 2007 Plan may be either incentive stock options or nonstatutory stock options and are exercisable as determined by the Compensation Committee and as specified in each option agreement. Options vest over a period of time as determined by the Compensation Committee, generally four years, and generally expire seven years (but in any event no more than ten years) from the date of grant. The exercise price of any stock option granted under the 2007 Plan may not be less than the fair market value of our common stock on the date of grant. The term of the 2007 Plan is ten years.

Performance Stock Units.  Performance stock units (PSUs) are awards under our 2007 Plan that entitle the recipient to receive shares of our common stock upon vesting and settlement of the awards pursuant to certain performance and time-based vesting criteria set by our Compensation Committee. We measure the value of the PSUs at fair value on the measurement date, based on the number of units granted and the market value of our common stock on that date. We amortize the fair value, net of estimated forfeitures, as stock-based compensation expense on a straight-line basis over the vesting period of the award (or, if applicable, over the vesting period of the tranche, viewing each tranche as a separate award). SFAS No. 123R requires compensation expense to be recognized on the PSUs if it is probable that the performance and service conditions will be achieved. We evaluate the probability of meeting the performance criteria at the end of each reporting period to determine whether to record compensation expense.

On August 17, 2007, our Compensation Committee granted 1,000,000 PSUs to our executive officers and other key employees. These PSU grants are divided into two tranches. The first tranche consists of 30% of each grant, and relates to fiscal 2008 company performance and subsequent individual service requirements. The second tranche consists of the remaining 70% of each grant, and relates to fiscal 2009 company performance and subsequent individual service requirements. These PSUs may vest over a period of up to 29 months. As of February 29, 2008, there were 913,000 shares subject to outstanding PSUs.

At the measurement date, the fair value of the PSUs granted on August 17, 2007 was approximately $10.0 million, which is to be recognized over the vesting lives of the awards. We have assessed that it is probable that the company performance targets will be achieved and are recording compensation expense over the anticipated vesting periods of the awards, net of an assumed forfeiture rate. At each reporting period, we reassess the probability of achieving the performance targets and the service periods required for vesting. The estimation of whether the performance targets and service periods will be achieved requires judgment. To the extent actual results or updated estimates differ from our current estimates, either (a) the cumulative effect on current and prior periods of those changes will be recorded in the period those estimates are revised, or (b) the change in estimate will be applied prospectively, depending on whether the change affects the estimate of total compensation cost to be recognized or merely affects the period over which the compensation cost will be recognized. The ultimate number of shares to be issued upon settlement of the PSUs, and the related compensation expense to be recognized, will be based on actual achievement of the performance targets and service requirements. In fiscal 2008, we recognized stock-based compensation expense associated with the PSUs of approximately $3.0 million.

Restricted Stock Units.  Restricted stock units (RSUs) are awards under our 2007 Plan that entitle the recipient to receive shares of our common stock upon vesting and settlement of the awards pursuant to time-based vesting criteria set by our Compensation Committee. We measure the value of the RSUs at fair value on the measurement date, based on the number of units granted and the market value of our common stock on that date. We amortize the fair value, net of estimated forfeitures, as stock-based compensation expense on a straight-line basis over the vesting period. SFAS No. 123R requires compensation expense to be recognized with respect to the RSUs if it is probable that the service condition will be achieved. We evaluate the probability of the service condition being met at the end of each reporting period to determine whether to accrue compensation expense. No RSUs were granted in fiscal 2008.

DemandTec, Inc.

Notes to Consolidated Financial Statements — (Continued)

A summary of activity under our 1999 and 2007 Equity Incentive Plans follows:

			Average
			Option
	Shares	Shares Subject	Exercise
	Available	to Options	Price
	for Grant	Outstanding	per Share
	(Shares in thousands)

Balance at February 28, 2005	1,158	4,956	$1.00
Additional shares authorized	250	—	—
Options granted	(1,170)	1,170	1.98
Options exercised	—	(1,004)	1.10
Options canceled/forfeited	231	(231)	1.18
Shares repurchased	7	—	—

Balance at February 28, 2006	476	4,891	1.22
Additional shares authorized	1,500	—	—
Options granted	(1,926)	1,926	3.68
Options exercised	—	(386)	1.08
Options canceled/forfeited	255	(255)	1.54
Shares repurchased	12	—	—

Balance at February 28, 2007	317	6,176	1.98
Additional shares authorized	3,675	—	—
Options granted	(1,788)	1,788	10.48
Performance stock units granted	(1,000)	—	—
Options exercised	—	(194)	2.04
Options/units cancelled/forfeited	448	(361)	6.68
Shares repurchased	12	—	—
Options expired	(185)	—	—

Balance at February 29, 2008	1,480	7,409	$3.80

The following table summarizes information concerning options outstanding at February 29, 2008:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
	Number of	Average	Average	Number of	Average
	Shares	Remaining	Exercise	Shares	Exercise
	Subject to	Contractual	Price per	Subject to	Price per
Range of Exercise Prices	Options	Term	Share	Options	Share
	(In thousands)	(In years)		(In thousands)

$ 0.10 - $1.00	2,157	4.67	$0.86	2,143	$0.86
1.30 - 1.90	1,530	6.82	1.38	1,152	1.36
2.50 - 5.40	2,146	8.25	3.45	835	3.27
6.70 - 11.00	1,347	8.44	9.55	165	9.44
13.60 - 19.67	229	6.72	16.97	—	—

	7,409	6.90	$3.80	4,295	$1.79

At February 29, 2008, the aggregate intrinsic value of currently exercisable options was approximately $36.0 million and the weighted average remaining contractual term of those options was approximately 6.0 years.

DemandTec, Inc.

Notes to Consolidated Financial Statements — (Continued)

The aggregate intrinsic value was calculated as the difference between the exercise price of the underlying stock option awards and the closing market value of our common stock on February 29, 2008 of $10.15 per share.

The following table summarizes information concerning vested and expected to vest options outstanding (dollars in thousands, except per share amounts):

As of
February 29,
2008

Number of vested and expected-to-vest options outstanding	7,003
Weighted average exercise price per share	$3.66
Aggregate intrinsic value	$47,443
Weighted average remaining contractual term (in years)	6.8

The total fair value of options vested during fiscal 2008 and fiscal 2007 was $1.5 million and $114,000, respectively.

The intrinsic value of options exercised during fiscal 2008, 2007 and 2006 was $1.9 million, $705,000 and $700,000, respectively.

2007 Employee Stock Purchase Plan

In May 2007 our Board of Directors adopted, and in July 2007 our stockholders approved, the 2007 Employee Stock Purchase Plan (the “ESPP”). Under the ESPP, eligible employees may purchase shares of common stock at a price per share equal to 85% of the lesser of the fair market values of our common stock as of the beginning and the end of the applicable offering period. The initial offering period commenced on August 8, 2007 and ended on April 15, 2008; each subsequent offering period will last for six months. We initially reserved 500,000 shares of our common stock for issuance under the ESPP. In addition, on the first day of each fiscal year commencing with fiscal year 2009, the aggregate number of shares reserved for issuance under the ESPP shall automatically increase by a number equal to the lowest of a) 1% of the total number of shares of common stock then outstanding, b) 375,000 shares, or c) a number determined by our Board of Directors. On March 1, 2008, an additional 264,827 shares were reserved for issuance under the ESPP.

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

The fair values of options granted to non-employees were calculated using the following assumptions for the periods presented:

	Year Ended	Year Ended	Year Ended
	February 29,	February 28,	February 28,
	2008	2007	2006

Weighted average expected term (in years)	9.6	10.0	10.0
Expected stock price volatility	61%	62%	60%
Risk-free interest rate	4.1%	4.5-5.1%	3.0%
Expected dividend yield	0%	0%	0%

Stock-based compensation expense related to options granted to non-employees for fiscal 2008, 2007 and 2006 was approximately $409,000, $131,000 and $71,000, respectively.

DemandTec, Inc.

Notes to Consolidated Financial Statements — (Continued)

Stock-Based Compensation Associated with Awards to Employees

Employee Stock-Based Awards Granted Prior to March 1, 2006

Compensation costs for employee stock options granted prior to March 1, 2006, the date we adopted SFAS No. 123R, were accounted for using the intrinsic-value method of accounting as prescribed by APB No. 25, as permitted by SFAS No. 123. Under APB No. 25, compensation expense for employee stock options is based on the excess, if any, of the fair value of our common stock over the option exercise price on the measurement date, which is typically the date of grant. All options granted were intended to be exercisable at a price per share not less than fair market value of the shares of our common stock underlying those options on their respective dates of grant. Our Board of Directors determined these fair market values in good faith based on the best information available to them and our management at the time of the grant. These fair value determinations included the use of inputs from FSCG, a third-party valuation consultant. The fair value of all shares underlying options granted through February 28, 2006, for financial reporting purposes, was equal to or less than their respective option exercise prices.

Employee Stock-Based Awards Granted On or Subsequent to March 1, 2006

On March 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123R. We adopted SFAS No. 123R using the prospective transition method. Under this transition method, beginning March 1, 2006, compensation expense recognized includes: (a) compensation expense for all stock-based awards granted on or prior to, but not yet vested as of, February 28, 2006, based on the intrinsic-value method in accordance with the provisions of APB No. 25, and (b) compensation expense for all stock-based payments granted or modified subsequent to February 28, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R, as determined using inputs from FSCG.

Compensation expense for employee stock-based awards granted on or after March 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R and is recognized over the respective vesting periods of the applicable awards on a straight-line basis. During fiscal 2008, we issued employee stock-based awards in the form of stock options, PSUs and shares subject to the ESPP. The weighted average estimated fair value of the employee stock options and PSUs granted during fiscal year 2008 was $3.52 and $9.97 per share, respectively. During fiscal 2007, we issued employee stock-based awards in the form of stock options. The weighted average estimated fair value of the employee stock options granted during fiscal year 2007 was $1.25 per share.

DemandTec, Inc.

Notes to Consolidated Financial Statements — (Continued)

We use the Black-Scholes pricing model to determine the fair value of stock options. The determination of the fair value of stock-based awards on the date of grant using this pricing model is affected by our stock price as well as by assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rates and expected dividends. The estimated grant date fair values of the employee and non-employee director stock options, PSUs and shares subject to the ESPP were calculated using the Black-Scholes option pricing model, based on the following assumptions:

	Year Ended	Year Ended
	February 29,	February 28,
	2008	2007

Stock options:
Weighted average expected term (in years)	3.7	3-4
Expected stock price volatility	38%	35-42%
Risk-free interest rate	3.8%	4.7-5.0%
Expected dividend yield	0%	0%
Weighted average per share fair value of stock options granted during the period	$3.52	$1.25
Performance stock units:(1)
Weighted average per share fair value of performance stock units granted during the period	$9.97
Employee Stock Purchase Plan:(1)
Weighted average expected term (in months)	8
Expected stock price volatility	32%
Risk-free interest rate	4.2%
Expected dividend yield	0%

(1)	No awards were issued prior to fiscal 2008.

Weighted Average Expected Term.  Under the 1999 Plan, the 2007 Plan, and the ESPP, the expected term of awards granted is based on the awards’ vesting terms, contractual terms and historical exercise and vesting information, as well as data from similar entities. In evaluating similarity, we considered factors such as industry, stage of lifecycle, size, employee demographics and the nature of stock option plans. We believe that, with this information taken together, we have been able to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior.

Volatility.  Since we were a private entity until August 2007 and have insufficient historical data regarding the volatility of our common stock price, the expected volatility used beginning March 1, 2006 and in all periods presented has been based on the volatility of stock prices for similar entities.

Risk-Free Interest Rate.  The risk-free interest rate is based on U.S. Treasury zero-coupon issues with remaining terms similar to the expected terms of the awards.

Dividend Yield.  We have never declared or paid any cash dividends and do not plan to pay cash dividends in the foreseeable future, and therefore we used an expected dividend yield of zero in the valuation model.

Forfeitures.  SFAS No. 123R also requires us to estimate forfeitures at the time of grant, and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting forfeitures and record stock-based compensation expense only for those awards that are expected to vest. We believe that we have been able to develop reasonable expectations about future forfeiture patterns. All stock-based payment awards are amortized on a straight-line basis over the requisite service periods of the awards,

DemandTec, Inc.

Notes to Consolidated Financial Statements — (Continued)

which are generally the vesting periods. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period.

As of February 29, 2008, we had $6.7 million of unrecognized compensation expense, excluding estimated forfeitures, related to unvested stock options granted after March 1, 2006, which was expected to be recognized over a weighted average period of approximately 2.7 years.

As of February 29, 2008, approximately $6.8 million of gross unrecognized compensation expense, excluding estimated forfeitures, related to PSUs was expected to be recognized over a weighted average period of approximately 1.3 years.

The total compensation cost of approximately $174,000 related to the initial purchase period under the ESPP has been recognized on a straight-line basis through April 15, 2008, the end of the first purchase period.

Shares of Common Stock Reserved for Future Issuance

We are required to reserve and keep available out of our authorized but unissued shares of common stock a number of shares sufficient to permit the exercise of options and settlement of restricted or performance stock units granted under our 1999 Plan and our 2007 Plan, as well as shares available for grant under our 2007 Plan and our ESPP. As of the dates presented, common stock was reserved for issuance as follows (in thousands):

As of
February 29,
2008

Equity plans:
Outstanding stock options and performance stock units	8,322
Reserved for future grants	1,980

Total	10,302

9.	Income Taxes

The provision for income taxes consisted of the following (in thousands):

	Year Ended	Year Ended
	February 29,	February 28,
	2008	2007	2006

Current:
Federal	$176	$22	$—
State	118	13	—
Foreign	161	17	14

Total current	455	52	14

Total provision for income taxes	$455	$52	$14

The provision for income taxes relates to federal minimum income tax, state income tax and foreign income tax. Foreign income before the provision for income taxes and cumulative effect of change in accounting principle for fiscal 2008, 2007 and 2006 was $148,000, $44,000 and $88,000, respectively. Our effective tax rate differs from

DemandTec, Inc.

Notes to Consolidated Financial Statements — (Continued)

the amount computed by applying the statutory federal income tax rate to net loss before income tax and cumulative effect of change in accounting principle as follows:

	Year Ended	Year Ended
	February 29,	February 28,
	2008	2007	2006

Federal income tax benefit at statutory rate	(34.0)%	(34.0)%	(34.0)%
Net operating losses not used	17.9	16.5	33.6
Federal minimum tax	4.3	1.5	—
State tax	2.9	0.9	—
Non-deductible warrant expenses	1.5	7.1	—
Non-deductible stock compensation expense	11.7	4.5	—
Non-deductible meals and entertainment expense	2.8	6.1	1.2
Foreign income tax	4.1	0.9	—

	11.2%	3.5%	0.8%

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows (in thousands):

	As of	As of
	February 29,	February 28,
	2008	2007

Current deferred tax assets:
Differences in timing of revenue recognition	$4,461	$1,884
Net operating loss carryforwards	4,000	—
Stock compensation	322	—
Accruals and allowances	714	635
Valuation allowance	(9,017)	(2,194)

Total current	480	325
Non-current deferred tax assets:
Net operating loss carryforwards	$15,328	$23,090
Research and development credits	3,259	4,315
Stock compensation	1,290	79
Valuation allowance	(18,872)	(26,068)

Total non-current	1,005	1,416
Non-current deferred tax liabilities:
Acquired intangible assets	(1,485)	(1,741)

Net deferred tax assets (liabilities)	$—	$—

Realization of the deferred tax assets is dependent upon future earnings, if any, the amount and timing of which are uncertain. Accordingly, substantially all of our net deferred tax assets have been offset by a valuation allowance. The valuation allowance increased (decreased) by approximately $(373,000), $2.5 million and $2.0 million during fiscal 2008, 2007 and 2006, respectively. Approximately $2.1 million of the valuation allowance relates to acquisition-related items that when realized will be credited to goodwill. Also, approximately $254,000 of the valuation allowance relates to stock option benefits that when realized will be recorded as an adjustment to additional paid-in capital.

DemandTec, Inc.

Notes to Consolidated Financial Statements — (Continued)

As of February 29, 2008, we had cumulative federal net operating loss carryforwards of approximately $54.1 million. We also had federal research and development tax credit carryforwards of approximately $3.7 million. The net operating loss and credit carryforwards will expire at various dates beginning in 2020.

As of February 29, 2008, we had cumulative state net operating loss carryforwards of approximately $35.3 million. The net operating loss carryforwards will expire at various dates beginning in 2012, if not utilized. We also had state research and development tax credit carryforwards of approximately $3.2 million that will carry forward indefinitely if not utilized.

Utilization of the net operating loss carryforwards and research and development tax credit carryforwards may be subject to annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

We file U.S and state income tax returns with varying statutes of limitations. The tax years from 2000 and thereafter remain open to examination due to the carryover of unused federal and state net operating losses or tax credits. We also file various foreign income tax returns with varying statutes of limitation, and the tax years from 2005 and thereafter remain open to examination.

Uncertain Tax Positions

A reconciliation of the beginning and ending amount of unrecognized income tax benefits during the year is as follows (in thousands):

Balance as of March 1, 2007	$2,664
Additions for tax positions related to fiscal 2008	668
Reductions for tax positions of prior years	(299)

Balance as of February 29, 2008	$3,033

None of the unrecognized tax benefits would impact our effective tax rate, if recognized because approximately $446,000 would reduce goodwill and the remainder of the benefit would be offset by an increase in the valuation allowance.

Upon adoption of FIN 48, our policy to include interest and penalties related to unrecognized tax benefits within our provision (benefit) for income taxes did not change. As of the March 1, 2007 adoption date of FIN 48 and as of February 29, 2008, we had no amounts accrued for the payment of interest or penalties related to unrecognized tax benefits. In fiscal 2008 and 2007, we recognized no amounts for interest and penalties related to unrecognized tax benefits in our provision (benefit) for income taxes. We do not expect any material changes to the amount of the unrecognized tax benefits during fiscal 2009.

10.	Employee Savings and Retirement Plan

We have a 401(k) plan that allows eligible employees to contribute up to 15% of their total compensation, subject to annual limits. Under the plan, eligible employees may defer a portion of their pretax salaries, but not more than statutory limits. Beginning in fiscal 2009, we are making discretionary matching contributions to the plan. No discretionary matching contributions were made prior to fiscal 2009.

DemandTec, Inc.

Notes to Consolidated Financial Statements — (Continued)

11.	Selected Quarterly Financial Data (Unaudited)

The following table sets forth our selected unaudited quarterly consolidated statements of operations data for the eight most recent quarters:

	For the Three Months Ended
	May 31,	Aug. 31,	Nov. 30,	Feb. 28,	May 31,	Aug. 31,	Nov. 30,	Feb. 29,
	2006	2006	2006(1)	2007	2007	2007	2007	2008
	(In thousands, except per share data)

Revenue	$10,066	$10,447	$10,673	$12,299	$13,248	$14,673	$15,945	$17,404
Gross profit	6,746	7,345	7,399	7,765	8,925	9,658	10,385	11,858
Income (loss) from operations	143	193	(65)	(1,255)	(1,110)	(644)	(1,955)	(1,852)
Net income (loss) attributable to common stockholders	267	110	(322)	(1,603)	(1,243)	(1,110)	(967)	(1,167)
Net income (loss) per common share, basic	$0.06	$0.02	$(0.06)	$(0.24)	$(0.19)	$(0.10)	$(0.04)	$(0.04)
Net income (loss) per common share, diluted	0.02	0.01	(0.06)	(0.24)	(0.19)	(0.10)	(0.04)	(0.04)

(1)	We acquired TradePoint in November 2006. See Note 3.

12.	Subsequent Events

Line of Credit

In April 2008, we entered into a non-formula based $15.0 million, two-year revolving credit facility with a financial institution, or the April 2008 Credit Line, and we terminated the May 2006 Credit Line. Amounts borrowed will bear interest, at our election, at a rate equal to either (i) the financial institution’s prime rate at the time of the borrowing or (ii) the LIBOR rate plus 2.0%. The line of credit is collateralized by substantially all of our assets and requires us to comply with working capital, net worth, and other non-financial covenants, including limitations on indebtedness and restrictions on dividend distributions, among others. There are currently no amounts outstanding under this facility, however, the available balance has been reduced by $200,000 to $14.8 million to secure a non-cancelable operating lease commitment.

PSUs and RSUs Granted

On March 4, 2008, our Compensation Committee granted 160,000 PSUs to an executive officer. This PSU grant consists of a single tranche, and relates to company performance metrics in fiscal 2009 and subsequent individual service requirements. At the measurement date, the fair value of the PSUs granted on March 4, 2008 was approximately $1.7 million.

In March and April 2008, our Compensation Committee granted 542,500 RSUs to our executive officers and certain other employees. All of these RSUs will vest on April 15, 2010 subject to each grantee’s continued service. At the measurement date, the fair value of the RSUs granted in March and April 2008 was approximately $5.7 million.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of February 29, 2008, the end of the period covered by this Annual Report on Form 10-K. This evaluation (the “controls evaluation”) was done under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Disclosure controls and procedures means controls and other procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed such that information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based on the controls evaluation, our CEO and CFO have concluded that as of February 29, 2008, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC and to ensure that material information relating to the Company and our consolidated subsidiaries is made known to management, including our CEO and CFO, particularly during the period when our periodic reports are being prepared.

Our management, including our CEO and CFO, do not expect that our disclosure controls and procedures will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Management’s Report on Internal Control over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the three months ended February 29, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Internal control over financial reporting means a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item with respect to directors and executive officers is incorporated by reference to our Proxy Statement for our 2008 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days after the end of the fiscal year ended February 29, 2008 (the “2008 Proxy Statement”).

We have adopted a code of business conduct applicable to our directors, officers (including our principal executive officer and principal financial officer) and employees. The Code of Business Conduct is available on our website at www.demandtec.com under the Investor Relations section.

Item 11.	Executive Compensation

The information required by this item will be set forth in the 2008 Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be set forth in the 2008 Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be set forth in the 2008 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information required by this item will be set forth in the 2008 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

The following documents are filed as a part of this Report:

(a) Financial Statements:  See Index to Consolidated Financial Statements in Part II, Item 8.

(b) Financial Statement Schedules:

DemandTec, Inc.

Schedule II: Valuation and Qualifying Accounts
Allowance for Doubtful Accounts

	Balance at	Additions Charged
	Beginning	to Costs and	Write-off, Net of	Balance at
Description	of Year	Expenses	Recoveries	End of Year

Fiscal 2008	$62,000	$98,000	$0	$160,000
Fiscal 2007	$31,000	$62,000	$(31,000)	$62,000
Fiscal 2006	$0	$31,000	$0	$31,000

The Financial Statement Schedules not listed have been omitted because they are not applicable or are not required or the information required to be set forth herein is included in the Consolidated Financial Statements or Notes thereto.

(c) Exhibits:  The following exhibits are incorporated by reference herein or filed herewith:

EXHIBITS

		Incorporated by Reference
				Date of
Exhibit				First	Exhibit	Filed
Number	Exhibit Description	Form	File No.	Filing	Number	Herewith

3.1	Restated Certificate of Incorporation	S-1/A	333-143248	07/20/07	3.2
3.2	Amended and Restated Bylaws of DemandTec, Inc.	S-1/A	333-143248	07/20/07	3.4
10.1	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers and certain key employees*	S-1/A	333-143248	07/20/07	10.1
10.2	DemandTec, Inc. 1999 Equity Incentive Plan, as amended, and forms of agreements thereunder*	S-1	333-143248	07/20/07	10.2
10.3	DemandTec, Inc. 2007 Equity Incentive Plan*	S-1	333-143248	07/20/07	10.3
10.4	DemandTec, Inc. 2007 Employee Stock Purchase Plan*	S-1	333-143248	05/24/07	10.4
10.5	Sublease by and between the Registrant and Liberate Technologies, dated December 7, 2001, as amended	S-1	333-143248	05/24/07	10.5
10.6	Offer Letter with Daniel R. Fishback, dated June 1, 2001, as amended*	S-1	333-143248	05/24/07	10.6
10.7	Offer Letter with Mark A. Culhane, dated July 20, 2001, as amended*	S-1	333-143248	05/24/07	10.7
10.8	Offer Letter with John C. Crouch, dated November 17, 2003*	S-1	333-143248	05/24/07	10.8

		Incorporated by Reference
				Date of
Exhibit				First	Exhibit	Filed
Number	Exhibit Description	Form	File No.	Filing	Number	Herewith

10.9	Offer Letter with James H. Dai, dated February 5, 2004*	S-1	333-143248	05/24/07	10.9
10.10	Offer Letter with Ronald E. F. Codd, dated March 1, 2007*	S-1	333-143248	05/24/07	10.11
10.11	Offer Letter with Linda Fayne Levinson, dated April 27, 2005, as amended*	S-1	333-143248	05/24/07	10.12
10.12	Offer Letter with Victor L. Lund, dated March 22, 2005, as amended*	S-1	333-143248	05/24/07	10.13
10.13	Offer Letter with Joshua W. R. Pickus, dated March 1, 2007*	S-1	333-143248	05/24/07	10.14
10.14	Offer Letter with Charles J. Robel, dated September 12, 2006, as amended*	S-1	333-143248	05/24/07	10.15
10.15	Offer Letter with William R. Phelps, dated May 29, 2007*	S-1/A	333-143248	07/03/07	10.23
10.16	Master Service Agreement, dated August 19, 2005, by and between the Registrant Equinix Operating Co., Equinix Inc. and Equinix Pacific, Inc.	S-1	333-143248	05/24/07	10.16
10.17	Amended and Restated Outsourcing Services Agreement, dated May 1, 2006, by and between the Registrant and Sonata Services Limited	S-1	333-143248	05/24/07	10.17
10.18	Loan and Security Agreement, dated July 25, 2006, by and among the Registrant, Silicon Valley Bank and Gold Hill Venture Lending 03, LP	S-1	333-143248	05/24/07	10.18
10.19	DemandTec, Inc. Management Cash Incentive Plan*	S-1/A	333-143248	07/03/07	10.21
10.20	Third Amended and Restated Loan and Security Agreement, dated May 23, 2006, by and among the Registrant and Silicon Valley Bank	S-1	333-143248	05/24/07	10.22
10.21	Offer Letter with Ronald R. Baker, dated November 9, 2007*					X
10.22	Separation Agreement with James H. Dai, dated February 4, 2008*					X
10.23	Form of Stock Option Agreement under the Registrant’s 2007 Equity Incentive Plan*					X
10.24	Form of Stock Option Agreement for Non-Employee Directors under the Registrant’s 2007 Equity Incentive Plan*					X
10.25	Form of Fiscal Year 2008/2009 PSU Agreement under the Registrant’s 2007 Equity Incentive Plan*					X
10.26	Form of Fiscal Year 2009 PSU Agreement under the Registrant’s 2007 Equity Incentive Plan*					X

Incorporated by Reference
Date of
Exhibit				First	Exhibit	Filed
Number	Exhibit Description	Form	File No.	Filing	Number	Herewith

10.27	Form of Restricted Stock Unit Agreement under the Registrant’s 2007 Equity Incentive Plan*					X
10.28	Notice to Attorn To Landlord Circle Star LLC, dated February 19, 2008					X
21.1	List of Subsidiaries					X
23.1	Consent of Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (contained in the signature page to this Annual Report on Form 10-K)					X
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**					X

*	Represents a management agreement or compensatory plan.

**	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that DemandTec, Inc. specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEMANDTEC, INC.

By:	/s/ Daniel R. Fishback
Daniel R. Fishback,
President and Chief Executive Officer

Dated: April 25, 2008

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Daniel R. Fishback and Mark A. Culhane, and each of them, his or her true and lawful attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Daniel R. Fishback Daniel R. Fishback	President, Chief Executive Officer and Director (Principal Executive Officer)	April 25, 2008

/s/ Mark A. Culhane Mark A. Culhane	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	April 25, 2008

/s/ Ronald R. Baker Ronald R. Baker	Director	April 25, 2008

/s/ Ronald E.F. Codd Ronald E.F. Codd	Director	April 25, 2008

/s/ Linda Fayne Levinson Linda Fayne Levinson	Director	April 25, 2008

/s/ Victor L. Lund Victor L. Lund	Chairman of the Board of Directors	April 25, 2008

/s/ Joshua W.R. Pickus Joshua W.R. Pickus	Director	April 25, 2008

/s/ Charles J. Robel Charles J. Robel	Director	April 25, 2008

EXHIBIT INDEX

		Incorporated by Reference
				Date of
Exhibit				First	Exhibit	Filed
Number	Exhibit Description	Form	File No.	Filing	Number	Herewith

3.1	Restated Certificate of Incorporation	S-1/A	333-143248	07/20/07	3.2
3.2	Amended and Restated Bylaws of DemandTec, Inc.	S-1/A	333-143248	07/20/07	3.4
10.1	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers and certain key employees*	S-1/A	333-143248	07/20/07	10.1
10.2	DemandTec, Inc. 1999 Equity Incentive Plan, as amended, and forms of agreements thereunder*	S-1	333-143248	07/20/07	10.2
10.3	DemandTec, Inc. 2007 Equity Incentive Plan*	S-1	333-143248	07/20/07	10.3
10.4	DemandTec, Inc. 2007 Employee Stock Purchase Plan*	S-1	333-143248	05/24/07	10.4
10.5	Sublease by and between the Registrant and Liberate Technologies, dated December 7, 2001, as amended	S-1	333-143248	05/24/07	10.5
10.6	Offer Letter with Daniel R. Fishback, dated June 1, 2001, as amended*	S-1	333-143248	05/24/07	10.6
10.7	Offer Letter with Mark A. Culhane, dated July 20, 2001, as amended*	S-1	333-143248	05/24/07	10.7
10.8	Offer Letter with John C. Crouch, dated November 17, 2003*	S-1	333-143248	05/24/07	10.8
10.9	Offer Letter with James H. Dai, dated February 5, 2004*	S-1	333-143248	05/24/07	10.9
10.10	Offer Letter with Ronald E. F. Codd, dated March 1, 2007*	S-1	333-143248	05/24/07	10.11
10.11	Offer Letter with Linda Fayne Levinson, dated April 27, 2005, as amended*	S-1	333-143248	05/24/07	10.12
10.12	Offer Letter with Victor L. Lund, dated March 22, 2005, as amended*	S-1	333-143248	05/24/07	10.13
10.13	Offer Letter with Joshua W. R. Pickus, dated March 1, 2007*	S-1	333-143248	05/24/07	10.14
10.14	Offer Letter with Charles J. Robel, dated September 12, 2006, as amended*	S-1	333-143248	05/24/07	10.15
10.15	Offer Letter with William R. Phelps, dated May 29, 2007*	S-1/A	333-143248	07/03/07	10.23
10.16	Master Service Agreement, dated August 19, 2005, by and between the Registrant Equinix Operating Co., Equinix Inc. and Equinix Pacific, Inc.	S-1	333-143248	05/24/07	10.16
10.17	Amended and Restated Outsourcing Services Agreement, dated May 1, 2006, by and between the Registrant and Sonata Services Limited	S-1	333-143248	05/24/07	10.17
10.18	Loan and Security Agreement, dated July 25, 2006, by and among the Registrant, Silicon Valley Bank and Gold Hill Venture Lending 03, LP	S-1	333-143248	05/24/07	10.18

Incorporated by Reference
Date of
Exhibit				First	Exhibit	Filed
Number	Exhibit Description	Form	File No.	Filing	Number	Herewith

10.19	DemandTec, Inc. Management Cash Incentive Plan*	S-1/A	333-143248	07/03/07	10.21
10.20	Third Amended and Restated Loan and Security Agreement, dated May 23, 2006, by and among the Registrant and Silicon Valley Bank	S-1	333-143248	05/24/07	10.22
10.21	Offer Letter with Ronald R. Baker, dated November 9, 2007*					X
10.22	Separation Agreement with James H. Dai, dated February 4, 2008*					X
10.23	Form of Stock Option Agreement under the Registrant’s 2007 Equity Incentive Plan*					X
10.24	Form of Stock Option Agreement for Non-Employee Directors under the Registrant’s 2007 Equity Incentive Plan*					X
10.25	Form of Fiscal Year 2008/2009 PSU Agreement under the Registrant’s 2007 Equity Incentive Plan*					X
10.26	Form of Fiscal Year 2009 PSU Agreement under the Registrant’s 2007 Equity Incentive Plan*					X
10.27	Form of Restricted Stock Unit Agreement under the Registrant’s 2007 Equity Incentive Plan*					X
10.28	Notice to Attorn To Landlord Circle Star LLC, dated February 19, 2008					X
21.1	List of Subsidiaries					X
23.1	Consent of Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (contained in the signature page to this Annual Report on Form 10-K)					X
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**					X

*	Represents a management agreement or compensatory plan.

**	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that DemandTec, Inc. specifically incorporates it by reference.