Form 10-K/A
period 2008-02-29
DemandTec, Inc.
filed 2008-06-27
CIK 1400400

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
(Amendment No. 1)

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
     As of June 26, 2008, there were 27,007,903 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None.

DemandTec, Inc.

EXPLANATORY NOTE
          This Amendment No. 1 to the Company’s annual report on Form 10-K for the year ended February 29, 2008, which was originally filed with the Securities and Exchange Commission on April 25, 2008, is being filed solely to include responses to the items required by Part III, which were originally expected to be incorporated by reference to the Company’s definitive Proxy Statement to be delivered to its stockholders in connection with its 2008 Annual Meeting of Stockholders.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
Executive Officers and Directors
          Our executive officers and directors, and their ages and positions as of June 1, 2008, are set forth below:

Name	Age	Position
Daniel R. Fishback	47	President, Chief Executive Officer and Director

Mark A. Culhane	48	Executive Vice President and Chief Financial Officer

William R. Phelps	46	Executive Vice President and Chief Customer Officer

Ronald R. Baker	64	Director

Ronald E.F. Codd	52	Director

Linda Fayne Levinson	66	Director

Victor L. Lund	60	Chairman of the Board of Directors

Joshua W.R. Pickus	47	Director

Charles J. Robel	59	Director
          Daniel R. Fishback has been a member of our board of directors and has served as our President and Chief Executive Officer since June 2001. From January 2000 to March 2001, Mr. Fishback served as Vice President of Channels for Ariba, Inc., a provider of solutions to help companies manage their corporate spending. Mr. Fishback’s experience also includes senior executive positions at Trading Dynamics, Inc. (prior to its acquisition by Ariba in January 2000) and Hyperion Solutions Corporation. Mr. Fishback holds a B.A. in Business Administration from the University of Minnesota.
          Mark A. Culhane has served as our Executive Vice President and Chief Financial Officer since October 2001. From September 1998 to August 2001, Mr. Culhane served as Chief Financial Officer of iManage, Inc., a provider of e-business content and collaboration software. From July 1992 to December 1997, Mr. Culhane served as Chief Financial Officer for SciClone Pharmaceuticals, Inc., an international biopharmaceutical company. From July 1982 to July 1992, Mr. Culhane served as an accountant and senior manager at PricewaterhouseCoopers LLP, where he managed numerous client accounts across a variety of high technology industries. Mr. Culhane holds a B.A. in Business Administration from the University of South Dakota.
          William R. Phelps has served as our Executive Vice President and Chief Customer Officer since January 2008, and served as the Company’s Senior Vice President of Professional Services from June 2007 until January 2008. Prior to joining the Company, Mr. Phelps served as Vice President, Professional Services of Ketera Technologies, Inc., a provider of on-demand spend management solutions. From November 2002 to May 2003, Mr. Phelps served as Senior Vice President of Professional Services of Selectica, Inc., a provider of configuration and contract management solutions. From February 2002 to August 2002, Mr. Phelps served as Senior Vice President of Professional Services for Silicon Energy Corp., a provider of energy technology software. Mr. Phelps also served as Vice President, Professional Services of Kana Software, Inc., and held various positions with Booz Allen Hamilton Inc. and in the consulting group at Arthur Andersen. Mr. Phelps holds a B.S. in Industrial Engineering from Stanford University.
          Ronald R. Baker has been a member of our board of directors since December 2007. Mr. Baker has been an independent business consultant since January 2003. From January 1997 to December 2002, Mr. Baker served as Senior Vice President of

Logistics for Nestle USA. Prior to that time, from 1980 to January 1997, Mr. Baker held numerous other positions with Nestle, including most recently as Chief Financial Officer of Nestle UK from 1993 to 1997 and as Information Technology Director of Nestle UK from 1991 to 1993. In addition, Mr. Baker has held various senior management positions in the electrical equipment manufacturing industry. Mr. Baker also serves on the board of trustees of Scottsdale Healthcare Foundation. Mr. Baker holds a B.S. in Economics from Marquette University.
          Ronald E.F. Codd has been a member of our board of directors since March 2007. Mr. Codd has been an independent business consultant since April 2002. From January 1999 to April 2002, Mr. Codd served as President, Chief Executive Officer and a director of Momentum Business Applications, Inc., an enterprise software company. From September 1991 to December 1998, Mr. Codd served as Senior Vice President of Finance and Administration and Chief Financial Officer of PeopleSoft, Inc. Mr. Codd currently serves on the boards of directors of Interwoven, Inc., a provider of enterprise content management software, and Data Domain, Inc., a provider of enterprise protection storage systems and the boards of directors of two privately held companies. Mr. Codd holds a B.S. in Accounting from the University of California at Berkeley and an M.M. from the Kellogg Graduate School of Management at Northwestern University.
          Linda Fayne Levinson has been a member of our board of directors since June 2005. Ms. Levinson has been Executive Chair of X1 Technologies, Inc., a provider of secure enterprise desktop search solutions, since November 2006. She is also the Non-Executive Chair of Connexus Corporation (formerly Vendare Media Corporation), an online media and marketing company, where she served as both Chair and Interim Chief Executive Officer from February 2006 through July 2006. From 1997 to December 2004, Ms. Levinson was a partner at GRP Partners, a venture capital fund investing in start-up and early-stage retail and electronic commerce companies. From 1994 to 1997, Ms. Levinson was President of Fayne Levinson Associates, an independent consulting firm. Ms. Levinson has also served as an executive with Creative Artists Agency Inc., as a partner in the merchant banking operations of Alfred Checchi Associates, Inc., as a Senior Vice President of American Express and as a Partner at McKinsey & Co. Ms. Levinson also serves as a member of the board of directors of Ingram Micro Inc., Jacobs Engineering Group, Inc., NCR Corporation and Western Union, Inc. Ms. Levinson holds an A.B. in Russian Studies from Barnard College, an M.A. in Russian Literature from Harvard University and an M.B.A. from the NYU Stern School of Business.
          Victor L. Lund has been a member of our board of directors since April 2005, and has been Chair of our board of directors since December 2006. From May 2002 to December 2004, Mr. Lund served as Chair of the board of directors of Mariner Health Care, Inc., a long-term health care services company. From June 1999 to June 2002, Mr. Lund served as Vice Chairman of Albertson’s, Inc., a food and drug retailer. From 1992 until its acquisition by Albertson’s in June 1999, Mr. Lund served as Chief Executive Officer of American Stores Company. Mr. Lund was also President of American Stores Company from 1992 to 1995 and Chair of the board of directors of American Stores Company from 1995 until June 1999. Prior to joining American Stores Company in 1977, Mr. Lund was a practicing certified public accountant. Mr. Lund also currently serves on the board of directors of Borders Group, Inc., Del Monte Foods Company, Delta Air Lines, Inc., Service Corporation International and Teradata Corporation. Mr. Lund holds a B.A. in Accounting and an M.B.A. from the University of Utah.
          Joshua W.R. Pickus has been a member of our board of directors since March 2007. Mr. Pickus has served as President and Chief Executive Officer of SupportSoft, Inc., a software company, since April 2006. Prior to that time, Mr. Pickus was Senior Vice President and General Manager of the Clarity Division at Computer Associates International, Inc., an IT management software company, from August 2005 until April 2006. From November 2002 until August 2005, Mr. Pickus served as President and Chief Executive Officer of Niku Corporation (acquired by Computer Associates), a software company, and as the Chair of the board of directors of Niku from February 2003 until August 2005. From February 2001 to November 2002, Mr. Pickus served as Chief Financial Officer of Niku, and, from November 1999 to January 2001, Mr. Pickus served as President of Vertical Markets for Niku. Prior to joining Niku, Mr. Pickus was a partner in the private equity group at Bowman Capital Management, a technology investment firm, and a partner at Venture Law Group, a Silicon Valley law firm. Mr. Pickus holds an A.B. in Public and International Affairs from Princeton University and a J.D. from the University of Chicago Law School.
          Charles J. Robel has been a member of our board of directors since September 2006. Mr. Robel has served as Chair of the board of directors of McAfee, Inc. since October 2006. Mr. Robel has been a private investor since December 2005. From June 2000 to December 2005, Mr. Robel was a Managing Member and Chief of Operations for Hummer Winblad Venture Partners, a venture capital firm. From 1995 to 2000, Mr. Robel led the High Technology Transaction Services Group of PricewaterhouseCoopers LLP in Silicon Valley and, from 1985 to 1995, Mr. Robel served as the partner in charge of the Software Industry Group at PricewaterhouseCoopers. Mr. Robel also serves as Chair of the board of directors of McAfee, Inc., and as a member of the boards of directors of Informatica Corp. and Autodesk, Inc. Mr. Robel holds a B.S. in Accounting from Arizona State University.

Meetings of the Board of Directors
          The Board of Directors met 16 times during the fiscal year ended February 29, 2008. The Board of Directors also acted by written consent two times during the fiscal year ended February 29, 2008. During the fiscal year ended February 29, 2008, each director then in office attended 75% or more of the aggregate of the meetings of the Board of Directors and of the committees on which he or she served, held during the period for which he or she was a director or committee member.
Information Regarding the Board of Directors and its Committees
          Our independent directors meet in executive sessions at which only independent directors are present after regularly scheduled Board of Directors meetings. The Board of Directors has an Audit Committee, a Compensation Committee, and a Nominating/Corporate Governance Committee. The following table provides membership and meeting information for each of the Board committees during the fiscal year ended February 29, 2008:

Nominating/Corporate
Name	Audit		Compensation		Governance
Ronald R. Baker (1)	X		X
Ronald E.F. Codd (2)	X
Daniel R. Fishback
Linda Fayne Levinson			X	*
Victor L. Lund			X		X *
Joshua W.R. Pickus (3)					X
Charles J. Robel	X	*
James D. Sayre (4)	X		X

*	Denotes committee chairperson

(1)	Mr. Baker was elected to the Board of Directors and appointed to the Audit Committee on December 19, 2007, and was appointed to the Compensation Committee on February 14, 2008.

(2)	Mr. Codd was elected to the Board of Directors and appointed to the Audit Committee on March 20, 2007.

(3)	Mr. Pickus was elected to the Board of Directors and appointed to the Nominating/Corporate Governance Committee on March 20, 2007.

(4)	Mr. Sayre resigned from the Board of Directors, and from the Audit Committee and the Compensation Committee, effective February 15, 2008.
          Below is a description of each committee of the Board of Directors. The Board of Directors has determined that each member of the Audit, Compensation and Nominating/Corporate Governance Committees meets the applicable rules and regulations regarding “independence” and that each such member is free of any relationship that would interfere with his individual exercise of independent judgment with regard to DemandTec. Each committee of the Board of Directors has a written charter approved by the Board of Directors. Copies of each charter are posted on our website at www.demandtec.com in the Investor Relations section.
Audit Committee
          The Audit Committee of our Board of Directors oversees our accounting practices, system of internal controls, audit processes and financial reporting processes. Among other things, our Audit Committee is responsible for reviewing our disclosure controls and processes and the adequacy and effectiveness of our internal controls. It also discusses the scope and results of the audit with our independent registered public accounting firm, reviews with our management and our independent registered public accounting firm our interim and year-end operating results and, as appropriate, initiates inquiries into aspects of our financial affairs. Our Audit Committee has oversight for our code of business conduct and is responsible for establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal accounting controls or auditing matters, and matters related to our code of business conduct, and for the confidential, anonymous submission by our employees of concerns regarding these matters. In addition, our Audit Committee has sole and direct responsibility for the appointment, retention, compensation and oversight of the work of our independent registered public accounting firm, including approving services and fee arrangements. Our Audit Committee also is responsible for reviewing and approving all related party transactions in accordance with our related party transactions approval policy
          The current members of the Audit Committee are Messrs. Baker, Codd and Robel, each of whom is independent for Audit Committee purposes under the rules and regulations of the SEC and the listing standards of Nasdaq. Mr. Robel chairs the Audit Committee. The Audit Committee met eleven times during the fiscal year ended February 29, 2008.
          The Board of Directors has determined that each of Messrs. Baker, Codd and Robel is an “Audit Committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K. The designation does not impose on each of Messrs. Baker, Codd and Robel any duties, obligations or liability that are greater than are generally imposed on them as members of the Audit Committee and the Board of Directors.
Compensation Committee
          The Compensation Committee of our Board of Directors has primary responsibility for discharging the responsibilities of our Board of Directors relating to executive compensation policies and programs. Specific responsibilities of our Compensation Committee include, among other things, evaluating the performance of our Chief Executive Officer and determining our Chief Executive Officer’s compensation. In consultation with our Chief Executive Officer, it will also determine the compensation of our other executive officers. In addition, our Compensation Committee will administer our equity compensation plans and has the authority to grant equity awards and approve modifications of those awards under our equity compensation plans, subject to the terms and conditions of the equity award policy adopted by our Board of Directors. Our Compensation Committee also reviews and approves various other compensation policies and matters.
          The current members of our Compensation Committee are Ms. Levinson and Messrs. Lund and Baker. Ms. Levinson chairs the compensation committee. Each of Ms. Levinson and Messrs. Lund and Baker is an “independent director” under the applicable rules and regulations of Nasdaq, a “non-employee director” within the meaning of Rule 16b-3 of the Securities Exchange Act of 1934, and an “outside director,” as that term is defined under Section 162(m) of the Internal Revenue Code of 1986.
          The Compensation Committee met 16 times during the fiscal year ended February 29, 2008. Our Chief Executive Officer does not participate in the determination of his own compensation or the compensation of directors. However, he makes recommendations to the Compensation Committee regarding the amount and form of the compensation of the other executive officers and key employees, and he often participates in the Compensation Committee’s deliberations about their compensation. No other executive officers participate in the determination of the amount or form of the compensation of executive officers or directors.
          The Compensation Committee has retained Frederic W. Cook & Co. as its independent compensation consultant. The consultant provides the committee with data about the compensation paid by a peer group of companies and other companies that may compete with us for executives, and develops recommendations for structuring our compensation programs. The consultant is engaged solely by the Compensation Committee and does not provide any services directly to the Company or its management.
Nominating/Corporate Governance Committee
          The Nominating/Corporate Governance Committee of our Board of Directors oversees the nomination of directors, including, among other things, identifying, evaluating and making recommendations of nominees to the Board of Directors and evaluates the performance of the Board of Directors and individual directors. The Nominating/Corporate Governance Committee is also responsible for reviewing developments in corporate governance practices, evaluating the adequacy of our corporate governance practices and making recommendations to the Board of Directors concerning corporate governance matters.
          The current members of our Nominating/Corporate Governance Committee are Messrs. Lund and Pickus, each of whom is independent under the listing standards of Nasdaq. Mr. Lund chairs the Nominating/Corporate Governance Committee. The Nominating/Corporate Governance Committee met one time during the fiscal year ended February 29, 2008.
          The Nominating/Corporate Governance Committee believes that candidates for director should have certain minimum qualifications, including having the highest professional and personal ethics and values, broad experience at the policy-making level in business, government, education, technology or public interest, a commitment to enhancing stockholder value, and sufficient time to carry out their duties and to provide insight and practical wisdom based on experience. The Nominating/Corporate Governance Committee also considers such other guidelines and various and relevant career experience, relevant skills, such as an understanding of the retail and consumer products industries, financial expertise, diversity and local and community ties. Candidates for director nominees are reviewed in the context of the current make-up of the Board of Directors. The Nominating/Corporate Governance Committee then compiles a list of potential candidates, using relevant sources, which may include other current members of the Board of Directors, professional search firms, and stockholders. The Nominating/Corporate Governance Committee conducts any appropriate and necessary inquiries into the backgrounds and qualifications of possible candidates after considering the function and needs of the Board of Directors. The Nominating/Corporate Governance Committee meets to discuss and consider such candidates’ qualifications and then selects a nominee for recommendation to the Board of Directors.
          The Nominating/Corporate Governance Committee will consider director candidates recommended by stockholders and evaluate them using the same criteria as candidates identified by the Board of Directors or the Nominating/Corporate Governance Committee for consideration. If a stockholder of the Company wishes to recommend a director candidate for consideration by the Nominating/Corporate Governance Committee, pursuant to the Company’s Corporate Governance Guidelines, the stockholder recommendation should be delivered to the General Counsel of the Company at the principal executive offices of the Company, and must include:
•	To the extent reasonably available, information relating to such director candidate that would be required to be disclosed in a proxy statement pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, in which such individual is a nominee for election to the Board of Directors;

•	The director candidate’s written consent to (A) if selected, be named in the Company’s proxy statement and proxy and (B) if elected, serve on the Board of Directors; and

•	Any other information that such stockholder believes is relevant in considering the director candidate.
Section 16(a) Beneficial Ownership Reporting Compliance
          The members of the Board of Directors, the executive officers of the Company and persons who hold more than 10% of our outstanding common stock are subject to the reporting requirements of Section 16(a) of the Exchange Act, which require them to file reports with respect to their ownership of our common stock and their transactions in our common stock. Based upon (i) the copies of Section 16(a) reports that we received from such persons for their fiscal year 2008 transactions in the common stock and their common stock holdings and (ii) the written representations received from one or more of such persons that no annual Form 5 reports were required to be filed by them for fiscal year 2008, we believe that all reporting requirements under Section 16(a) were met in a timely manner by the persons who were executive officers, members of the Board of Directors or greater than 10% stockholders during such fiscal year.
Code of Business Conduct
          The Board of Directors has adopted a code of business conduct. The code of business conduct applies to all of our employees, officers and directors. The full text of our codes of business conduct is posted on our website at www.demandtec.com under the Investor Relations section. We intend to disclose future amendments to certain provisions of our code of business conduct, or waivers of these provisions, at the same location on our website identified above and also in public filings.

Item 11. Executive Compensation
Compensation Discussion and Analysis
          The Compensation Committee of our Board of Directors is comprised of three non-employee members of the Board of Directors. The Compensation Committee’s basic responsibility is to review the performance of DemandTec’s management in achieving corporate goals and objectives and to ensure that DemandTec management is compensated effectively, in a manner consistent with DemandTec’s strategy and competitive practices. Toward that end, the Compensation Committee oversees, reviews and administers all of DemandTec’s compensation, equity and employee benefit plans and programs applicable to executive officers.
          Introduction
          We operate in the intensely competitive technology industry, addressing the needs of retailers and consumer products companies operating on a global scale. Our business, like the businesses of our customers, is characterized by evolving technology, rapidly changing industry trends and customer needs, and aggressive competitors. In this environment, our success depends on assembling and maintaining a leadership team with the integrity, skills and dedication needed to manage a dynamic organization and the vision to anticipate and respond to future market developments. We use our executive compensation program to help us achieve this objective. Our program has been designed to enable us to recruit and retain a group of executives who have the collective and individual abilities necessary to run our business to meet these challenges, and to focus those executives on achieving financial results that enhance the value of our stockholders’ investment. At the same time, we have structured the program to be flexible, so that we can meet the changing needs of our business over time.
          Our officers discussed in this “Compensation Discussion and Analysis” section are Messrs. Fishback, Culhane, Crouch, Dai and Phelps, who are referred to below as the named executive officers. Mr. Dai’s employment with DemandTec ended effective February 29, 2008, and Mr. Crouch’s employment with DemandTec ended effective April 30, 2008.
          Compensation Philosophy
          Our goal is to attract, motivate and retain key leadership. We believe that, to be successful, we need to be competitive not only in our software offerings, but also in the quality of our executives. This, in turn, requires that we pay our executives competitively. We have set our total executive compensation at levels that, we believe, have enabled us to hire and retain individuals in a competitive environment and to reward both individual performance and contribution to our overall business goals. The hallmark of our compensation philosophy is performance-based compensation. The Compensation Committee has engaged an independent compensation consultant, Frederic W. Cook & Co., to assist it in establishing a comprehensive set of programs and guidelines for our executive compensation.
          Our executive compensation program is guided by the following four principles:
          1. We strive to pay at competitive market levels. When setting targeted total compensation for our executive officers, we seek to ensure that both the cash (base salary and annual target bonus) and equity components of their packages are competitive with the market in which we compete for talent. This supports our objective of attracting and retaining high-quality executives and ensures that the overall economic cost of compensation is reasonable and, therefore, sustainable in relation to our peers. We have set the base salary and annual bonus components of pay at competitive levels, using survey and proxy statement data and market data acquired during recruiting. We also have considered relative cash compensation levels within the executive team.
          2. While we use both current cash compensation and long-term equity incentives, we skew our compensation toward long-term incentives. We use our base salary to ensure that our executives have a stable source of income. Our annual bonus plan is designed to focus our executive team on those financial goals that we believe are most closely related to stockholder value. Historically, the biggest portion of our annual executive compensation has been stock options, which we considered an appropriate way to encourage executives to build our value as a private company. Starting with fiscal 2008, we introduced a program of granting stock units to our named executive officers and other key employees, which is described below. In addition, for fiscal 2009 we introduced a time-base restricted stock unit program for our named executive officers and other key employees, which is also described below.
          3. We have structured our compensation program to align the interests of our executives with those of our stockholders and reward superior performance. Although we provide our executive officers with a competitive base salary, we also pay an annual bonus based on the achievement of specific financial and operational goals. For fiscal 2008, we increased the performance-based focus of our cash compensation plan by taking the following steps:
          • weighting the annual cash compensation so that the annual target bonus is a larger proportion of the total cash compensation, and providing the opportunity for bonus payments in excess of target amounts in order to reward superior performance, and
          • granting performance share units that will vest in full only if certain financial targets are achieved and an additional service requirement is satisfied.
          4. To encourage high-performing executives to stay with us, key program elements are structured to enable them to share in our long-term growth and success. The compensation of our executives is structured to encourage retention of our executives. Our executives must stay with us to vest in their long-term incentive awards. The size of their awards is structured so that they build net worth as we build stockholder value.
          We believe that, by implementing these measures, we are able to reinforce our goal of maintaining a results-oriented culture that provides above-target rewards only when performance is also above-target. Thus, we believe that the interests of our executives are directly aligned with those of our stockholders, as the financial success of both is contingent upon performance.
          The Compensation Committee evaluates these four principles regularly to ensure that they are consistent with our goals and needs. We believe that the executive compensation program is an important tool for our chief executive officer in managing DemandTec. Accordingly, in the course of structuring the executive compensation program, the committee works closely with Mr. Fishback and our Board of Directors to ensure that all constituencies agree upon how compensation programs need to be integrated with our other business goals. The committee, with the assistance of Mr. Fishback and the independent compensation consultant that has been retained by the committee, works to structure an appropriate program. The committee reviews peer group data and takes into account advice from its compensation consultant regarding compensations levels for all executive officers, and takes into account recommendations from Mr. Fishback regarding compensation levels for executive officers other than Mr. Fishback. For Mr. Fishback’s own compensation, the committee works directly with the consultant and our Board of Directors to establish the appropriate level of pay, based on a performance evaluation by the committee that has been discussed with the full Board of Directors. Neither Mr. Fishback nor other members of management make any recommendation on Mr. Fishback’s compensation. The committee, after discussions with Mr. Fishback, evaluates the performance of our executive officers and establishes the performance metrics upon which our executive officers (other than Mr. Fishback) are compensated.
          Overall Compensation Levels
          Each year, we review the base salaries and annual and long-term incentive opportunities (including equity-based incentive opportunities) offered to our executive officers to ensure that each component of executive compensation is competitive with market practices, supports our executive recruitment and retention objectives, and is internally equitable among executives. While we do not set specific total compensation targets, our process essentially results in a total amount of compensation that we will pay an executive if all corporate and individual performance objectives are fully met. While we strive to pay at market median for on-target performance, we always consider the impact of cash and non-cash compensation charges on our operating results to ensure that these goals are balanced.
          As part of this process, the Compensation Committee considers market data and input provided by its compensation consultant. The market data is derived from analysis of both peer companies’ publicly filed proxy statements and technology industry compensation surveys. We use the data to match our specific executive positions to similar positions at comparable companies, which are discussed below. We also take into consideration market trends to determine how base salary and annual cash incentives are changing from year to year and how each component relates to the others as a percentage of total compensation. We generally start by setting base salaries at the relevant market median and build on that, factoring in performance and the experience and skills of each executive officer. In other words, we use the market data only to provide context, and the cash compensation decisions also take into account individual experience and internal fairness. Accordingly, base salaries vary among the executive officers. We set annual cash incentive target awards as a percentage of base salary. Through this process, we believe that we have balanced the cash compensation package for our executive officers for both internal and external fairness.

          Peer Group and Benchmarking
          For fiscal 2008, we benchmarked the various elements of our executive compensation program in order to gauge where we stood versus the market and our competitors. We used several methods to benchmark our executive compensation practices against other companies. First, we used publicly available proxy data, along with data from the Radford Technology Survey, to match the roles of our executive officers to roles in the proxy data and survey. The Radford Technology Survey reports on public and private technology companies, and we focused on those with sales between $50 million and $200 million. We then compared the actual base salary and annual cash incentives for our executive officers to those disclosed in the surveys. In addition, we conducted a total compensation analysis, which was reviewed for accuracy and appropriateness by the Compensation Committee’s consultant. The consultant also conducted an analysis of the executive officers’ existing vested and unvested equity awards to assist us with establishing a budget for overall long-term incentive awards and assisted the Compensation Committee with setting compensation for the executive officers. To gain additional perspective, we evaluated the base salary, annual incentive awards and long-term incentives provided to the named executive officers of the companies in our peer group. We extracted these data from publicly available sources.
          We selected our public peer companies for competitive pay comparisons because they are major labor and/or capital market competitors, are roughly similar to us in revenue and potential market capitalization, and have similar growth or market performance potential. All of our peers are in Global Industry Classification System Code 451030 (software). Many institutional investors use this classification system to find peers for assessing the reasonableness of a company’s compensation program. For fiscal 2008, our peer group, selected by the committee with the assistance of Frederic W. Cook & Co., consists of the following companies:

•	Actuate	•	Intervoice

•	Agile Software	•	MapInfo

•	Applix	•	NetScout Systems

•	Bottomline Technologies	•	OPNET Technologies

•	Callidus Software	•	Radiant Systems

•	EPIQ Systems	•	Renaissance Learning

•	ESpeed	•	Secure Computing

•	FalconStor Software	•	SumTotal Systems

•	Interactive Intelligence	•	VA Software
          We annually review, in consultation with Frederic W. Cook & Co., the companies comprising our primary peer group in order to evaluate whether the list of included companies should be updated based on the factors described above.
          Elements of Executive Compensation
          We used several elements in our executive compensation program in fiscal 2008, including:
•	cash compensation, consisting of base salary and annual cash bonus; and

•	equity awards, including performance stock units, or PSUs, and stock options.
          Base Salary. The base salaries paid to the named executive officers during fiscal 2008 are reported in the “Fiscal 2008 Summary Compensation Table” below. Because we have decided to increase our focus on performance-based cash compensation, we have determined that no material changes in the base salary amounts of our named executive officers are required for fiscal 2009, with the exception of an increase in Mr. Phelps’ base salary associated with his promotion to Executive Vice President and Chief Customer Officer. Therefore, their fiscal 2009 base salaries are as follows:

Daniel Fishback	$450,000

Mark Culhane	$350,000

William Phelps	$300,000

          Annual Cash Bonus. We believe it is important to provide annual cash incentives to motivate our executive officers to attain specific short-term performance objectives that, in turn, further our long-term objectives. For fiscal 2008, we established a series of company performance objectives for our executive officers under our Management Cash Incentive Plan (which we adopted in June 2007) based on bookings (50% weighting), non-GAAP free cash flow (25% weighting) and non-GAAP operating margin (25% weighting) to be evaluated in determining the bonus amounts. We selected these metrics and their weightings because we believe they are directly aligned with the interests of our stockholders and because they reflect the factors considered in the day-to-day management of our business. The bonus formula for each of the named executive officers provided for 50% of the target payment upon 70% achievement of the respective company performance goals, increasing to 100% payment upon 100% achievement. The bonus formula for Messrs. Fishback, Culhane, Dai and Phelps also provided for payment increasing to 130% of the target payment upon 110% achievement of goals, and (solely with respect to the bookings performance goal) for an additional 6% of the target payment for each additional 1% achievement of goals beyond 110%. The bonus formula for Mr. Crouch’s also provided for payment increasing to 140% of the target payment upon 110% achievement of goals, and (solely with respect to the bookings performance goal) for an additional 8% of the target payment for each additional 1% achievement of goals beyond 110%. The total bonus payment for each named executive officer was capped at 150% of target bonus, other than for Mr. Crouch, whose potential bonus payment was not capped. Mr. Crouch’s potential bonus associated with overachievement of the bookings performance goal increased at a higher rate than that for the other named executive officers, and was uncapped, in order to ensure the proper incentives in his role as Senior Vice President of Worldwide Sales.
          We define “bookings” to mean the aggregate annual contract value of contracts signed during the applicable period. Annual contract value includes the annual value of a contract related to software, services and other related fees. We define “non-GAAP free cash flow” to mean the cash flow from operations less cash invested in capital expenditures. We define “non-GAAP operating margin” as our operating margin less certain noncash charges that our Compensation Committee does not deem to be an indicator of management’s contribution to our performance. Examples of these types of noncash charges include stock-based compensation expense and amortization of certain acquired intangible assets. The Compensation Committee retains full discretionary authority to pay discretionary bonuses in addition to the amounts produced by the formula or to reduce the bonus amounts produced by the formula.
          Because we believe that our annual cash incentive compensation should motivate our executives to achieve company performance that benefits our stockholders, we generally set performance goals at a level that would require a high level of execution and achievement by our executives. These performance goals are designed to require improvement upon past levels of performance, and as such we consider them significantly challenging to achieve. However, because of the uncertainties associated with being a relatively small and growing technology company, we could not, and did not undertake to, make a specific determination as to the probability of meeting or exceeding these goals at the time they were set, but did elect to compensate executives at an increasing rate for above-target performance.
          The target and maximum fiscal 2008 bonuses for the named executive officers are reported in the “Fiscal 2008 Grants of Plan-Based Awards” table below, in the columns under “Estimated Future Payouts Under Non-Equity Incentive Plan Awards.” The actual cash bonuses earned by the named executive officers for fiscal 2008, based on our achievement with respect to the established performance goals (resulting in a 100% payout of target bonuses), are reported in the “Fiscal 2008 Summary Compensation Table” below, in the column entitled “Non-Equity Incentive Plan Compensation.”
          On the basis of the peer group data described above and the recommendation of the Compensation Committee’s consultant, and because we decided to keep base salaries flat and increase our focus on performance-based cash compensation, modifications were made to the target bonuses of the named executive officers for fiscal 2009. Accordingly, the annual target bonuses for fiscal 2009 are as follows:

Daniel Fishback	$450,000

Mark Culhane	$235,000

William Phelps	$200,000
          The actual bonuses for fiscal 2009 can range from 0% to 150% of the target amounts. The payout percentage depends on the degree to which we attain or exceed corporate performance objectives. For fiscal 2009, we have determined that management’s performance-based cash incentives should be reviewed with reference to our bookings (50% weighting) and our non-GAAP operating margin (50% weighting). We eliminated non-GAAP free cash flow as a metric for performance-based compensation for fiscal 2009 both because we used non-GAAP free cash flow as a performance metric for the performance-based stock units described below and because successful performance with respect to the bookings and non-GAAP operating margin goals will directly contribute to non-GAAP free cash flow performance. We intend to set performance goals having a relatively constant level of difficulty from year to year and established the performance objectives in the past four fiscal years with that goal in mind. During those four years, we have achieved between 89% and 111% of the performance objectives set by the Compensation Committee.
          Long-Term Equity Incentives. We provide a substantial portion of our executives’ total compensation in the form of equity compensation. Our equity compensation varies directly with each executive’s role and degree of responsibility. Through fiscal 2007, we used only one vehicle, stock options, to provide long-term equity compensation to our executive officers. In fiscal 2008, we began to use performance stock units as the primary form of long-term incentives for our current executive officers. We selected PSUs for this purpose because we believe that they offer the best opportunity to align the interests of our executive officers with the interests of our stockholders. While PSUs can be effective wealth creation vehicles, they have two triggers for payout: first, we have to deliver on predetermined performance metrics before the shares are earned; and second, the executive has to remain employed beyond the performance period before the shares vest. Accordingly, PSUs drive both performance and retention. Because several of our named executive officers and other members of our senior management team have significant tenure with us and already are vested in a substantial portion of their prior stock option awards, it is important that our long-term program focus on retention. At the same time, we wanted to make grants that were closely tied to those performance metrics that we believe drive value. We believe that PSUs meet both needs. However, in certain instances we have granted, and we expect that we may continue to grant, stock options to current and new members of our senior management team (including the named executive officers) as the Compensation Committee deems necessary, including for the purpose of making competitive employment offers or in connection with promotions. In addition, in fiscal 2009 we began to use time-based restricted stock units, or RSUs, as a component of our long-term equity incentives for our named executive officers and other key employees.
          Stock Options. During fiscal 2008, we made stock option grants to Messrs. Dai and Phelps under our 1999 Equity Incentive Plan. These grants are described in the “Fiscal 2008 Grants of Plan-Based Awards” table below. The grant to Mr. Phelps was in connection with the commencement of his employment with the Company in June 2007. The grant to Mr. Dai was made because he was substantially vested in his existing stock option grants. Mr. Dai’s employment with the company ended effective February 29, 2008. The option granted to Mr. Phelps during fiscal 2008 vests through continuous service over four years, with 12.5% of the underlying shares vesting after six months of continuous service and the remainder vesting in equal monthly installments over the next 42 months. The vesting feature is intended to ensure that the named executive officer will realize meaningful value from his option only if he remains employed with us for an extended period of time and the market price of our common stock appreciates over that time. The exercise price per share of our stock options has always been equal to the fair market value per share of our common stock on the date of grant. Commencing with our initial public offering in August 2008, the exercise price has been set equal to the closing price of our common stock on the Nasdaq Global Market on the date of grant.
          In early fiscal 2009, in connection with his promotion to Executive Vice President and Chief Customer Officer, we granted an option to purchase up to 150,000 shares of our common stock to Mr. Phelps under our 2007 Equity Incentive Plan. As with the fiscal 2008 option grants described above, this option vests through continuous service over four years, with 12.5% of the underlying shares vesting after six months of continuous service and the remainder vesting in equal monthly installments over the next 42 months.
          Performance Stock Units. Our 2007 Equity Incentive Plan provides for the grant of stock units. Stock units are contractual rights that entitle the recipient to receive one share of our common stock per unit once the stock units have vested. In general, stock units may vest on the basis of length of service, the attainment of performance-based milestones, or a combination of both, as determined by the Compensation Committee. The 2007 Equity Incentive Plan provides that the Compensation Committee may establish performance milestones based on one or more of the criteria described in the plan.
          On August 17, 2007, our Compensation Committee made grants of PSUs to our named executive officers (other than Mr. Fishback) and other key employees under our 2007 Equity Incentive Plan. PSUs are stock units that vest first on the basis of performance and then on the basis of length of service. The initial PSU grants were divided into two tranches. The first tranche consists of 30% of each grant, for fiscal 2008 performance. The second tranche consists of the remaining 70%, for fiscal 2009 performance.
          • The performance objectives for the first tranche have been attained; the officers must remain employed by us for a period of time after the end of fiscal 2008 in order to vest in the first tranche. Fifty percent of the first tranche will, therefore, vest on July 15, 2008, and fifty percent will vest on January 15, 2009, subject to each officer’s continued service.

          • The second tranche will not vest unless we attain performance milestones for fiscal 2009. If these milestones are attained, the officer must then remain employed by us for a period of time after the end of fiscal 2009 in order to vest in the second tranche. Fifty percent of the second tranche would vest on July 15, 2009, and fifty percent would vest on January 15, 2010. However, if none of the performance milestones are attained, there will be no payout of the second tranche.
          The performance-based vesting metrics of the initial PSU grants are based on revenue, as determined under GAAP, and non-GAAP free cash flow. Each metric is weighted equally, as we believe that they are equally key drivers of stockholder value. The Compensation Committee may make appropriate adjustments in the performance goals to account for one-time extraordinary occurrences. While the committee intends to take a rigorous approach to any changes in the metrics, this flexibility ensures that the compensation program will not interfere with management’s desire to serve the interests of our stockholders.
          If the PSUs vest, they will be converted into shares of our common stock and issued to the officer who received the award. In the event of an officer’s death or total disability, the service-based vesting requirement will be waived, and the PSUs will be paid out after the end of the applicable performance period to the extent that the performance objectives have been satisfied. If an officer’s employment terminates due to resignation or involuntary termination, his or her PSUs will be forfeited. In the event that DemandTec is subject to a change in control, all PSUs for which performance objectives have been met will vest immediately, regardless of whether the service-based vesting requirement has been met. All other PSUs will also vest when the change in control occurs, unless the acquiring company assumes the PSUs or replaces them with equivalent awards that vest solely on the basis of a service requirement. In addition, certain named executive officers are parties to agreements with us that provide for accelerated vesting of their options in the event of a change in control. See “Employment Agreements and Offer Letters” below. The PSU awards to these officers contain substantially the same acceleration provisions.
          In early fiscal 2009, our Compensation Committee made a grant of 160,000 PSUs to Mr. Fishback. This PSU grant consisted of a single tranche associated solely with company performance metrics for fiscal 2009. The performance metrics and vesting requirements match those associated with the second tranche of the August 17, 2007 PSU grants described above, in which Mr. Fishback did not participate.
          Time-Based Restricted Stock Units. In addition to the performance stock units described above, our 2007 Equity Incentive Plan provides for the grant of time-based restricted stock units. As with the PSUs, the RSUs are contractual rights that entitle the recipient to receive one share of our common stock per unit once the stock units have vested. In early fiscal 2009, our Compensation Committee granted 60,000 RSUs to Mr. Fishback, 50,000 RSUs to Mr. Culhane and 15,000 RSUs to Mr. Phelps. These RSUs vest in their entirety upon completion of approximately two years of the recipient’s continuous service.
          Equity Award Policy
          We have adopted and equity award policy effective upon our initial public offering in August 2008, pursuant to which equity grants may be made only by our Compensation Committee. The Compensation Committee grants equity awards on the first Tuesday of every month. The exercise price of stock options is set equal to the closing price of our common stock on the Nasdaq Global Market on the date of grant.
          Financial Restatement
          Our Compensation Committee has not adopted a policy with respect to whether we will make retroactive adjustments to any cash or equity-based incentive compensation paid to officers or others where the payment was predicated upon the achievement of certain financial results that were subsequently the subject of a restatement.
          Tax Treatment
          Section 162(m) of the Internal Revenue Code places a limit of $1.0 million per person on the amount of compensation that we may deduct in any one year with respect to each of our Chief Executive Officer and three other most highly compensated named executive officers employed at the end of the year (other than our Chief Financial Officer). There is an exemption from the $1.0 million limitation for performance-based compensation that meets certain requirements. All grants of options or stock appreciation rights under our 2007 Equity Incentive Plan are intended to qualify for the exemption. Grants of restricted shares or stock units under our 2007 Equity Incentive Plan may qualify for the exemption if vesting is contingent on the attainment of objectives based on the performance criteria set forth in the plan and if certain other requirements are satisfied. Grants of restricted shares or stock units that vest solely on the basis of service cannot qualify for the exemption. Our current cash incentive plan is not designed to qualify for the exemption. To maintain flexibility in compensating officers in a manner designed to promote varying corporate goals, our Compensation Committee has not adopted a policy requiring all compensation to be deductible. Although tax deductions for some amounts that we pay to our named executive officers as compensation may be limited by section 162(m), that limitation does not result in the current payment of increased federal income taxes by us due to our significant net operating loss carryforwards. Our Compensation Committee may approve compensation or changes to plans, programs or awards that may cause the compensation or awards to exceed the limitation under section 162(m) if it determines that action is appropriate and in our best interests.
          Change in Control Arrangements
          Our named executive officers have entered into agreements with us that provide them with additional benefits and vesting acceleration in the event that DemandTec is subject to a change in control. See “Employment Agreements and Offer Letters” below. These agreements were individually negotiated with each named executive officer. They are intended to preserve employee morale and productivity and encourage retention in the face of the disruptive impact of an actual or rumored change in control of DemandTec. In addition, the agreements are intended to align executive and stockholder interests by enabling an executive officer to consider a corporate transaction that is in the best interests of the stockholders and other constituents of DemandTec without undue concern about whether the transaction may jeopardize the officer’s own employment. The agreements were each individually negotiated with each named executive officer at the time of commencement of their employment with the Company, in each case while we were a privately-held company. Commencing with fiscal 2009, new equity grants to our named executive officers contain only double-trigger change in control provisions.
Compensation Committee Report
          The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis set forth above with our management. Based on its review and discussions, the committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K/A.
          Submitted by the Compensation Committee of the Board of Directors:

Linda Fayne Levinson
Ronald R. Baker
Victor L. Lund

Fiscal 2008 Summary Compensation Table
          The following table sets forth all of the compensation awarded to, earned by, or paid to our principal executive officer, principal financial officer and the three other highest paid executive officers whose total compensation in fiscal year 2008 exceeded $100,000. We refer to these executive officers as our “named executive officers.”

						Non-Equity
						Incentive Plan	All Other
	Fiscal			Stock	Option	Compensation	Compensation
Name and Principal Position	Year	Salary	Bonus	Awards(1)	Awards(1)	(2)	(3)	Total
Daniel R. Fishback	2008	$450,000	$—	$—	$161,503	$250,000	$324	$861,827
President and Chief	2007	450,000	185,000	—	68,437	—	—	703,437
Executive Officer
Mark A. Culhane	2008	350,000	—	200,156	70,442	175,000	324	795,922
Executive Vice President and Chief Financial Officer	2007	350,000	158,000	—	29,022	—	—	537,022
William R. Phelps (4)	2008	158,654	—	320,249	177,403	78,998	228	735,532
Executive Vice President and Chief Customer Officer	2007	—	—	—	—	—	—	—
John C. Crouch (5)	2008	225,000	—	320,249	5,060	225,000	306	775,615
Former Senior Vice President, Worldwide Sales	2007	200,000	—	—	6,635	568,400	—	775,035
James H. Dai (6)	2008	250,000	—	200,156	91,802	87,500	86,301	715,759
Former Senior Vice President, Engineering and Operations	2007	250,000	—	—	11,378	147,529	—	408,907

(1)	Amounts reflect the total compensation expense for fiscal 2007 and 2008, calculated in accordance with SFAS No. 123R under the prospective transition method. See Note 1 of the notes to our consolidated financial statements contained in our Annual Report on Form 10-K filed on April 25, 2008 for a discussion of all assumptions we made in determining the compensation expense of our equity awards.

(2)	The amounts in this column represent bonus payments under our Management Cash Incentive Plan for fiscal 2008 and under our 2007 Executive Management Team Compensation Plan for fiscal 2007.

(3)	The amounts in this column represent the value of life insurance premiums that we paid on behalf of the named executive officer. In addition, the amount listed in this column for Mr. Dai includes a severance payment and a payment related to accrued but unused vacation associated with the termination of his employment with the company as of February 29, 2008.

(4)	Mr. Phelps’ employment with us started on June 18, 2007.

(5)	Mr. Crouch’s employment with us ended effective April 30, 2008.

(6)	Mr. Dai’s employment with us ended effective February 29, 2008.

Fiscal 2008 Grants of Plan-Based Awards
          The following table sets forth information regarding each plan-based award granted to our named executive officers during fiscal 2008.

						All Other
					All Other	Option
					Stock	Awards:
					Awards:	Number of		Grant Date
					Number of	Securities	Exercise	Fair Value
		Estimated Future Payouts Under Non-			Shares of	Underlying	Price of	of Stock
		Equity Incentive Plan Awards(1)			Units(2)	Options(3)	Option	and Option
Name	Grant Date	Threshold	Target	Maximum	(#)	(#)	Awards(4)	Awards(5)
Daniel R. Fishback	—	$—	$250,000	$375,000	—	—	$—	$—
Mark A. Culhane	8/17/2007	—	175,000	262,500	62,500	—	—	623,125
William R. Phelps	6/20/2007	—	78,998	118,497	—	250,000	11.00	1,016,250
	8/17/2007	—	—	—	100,000	—	—	997,000
John C. Crouch	8/17/2007	—	225,000	—	100,000	—	—	997,000
James H. Dai	6/20/2007	—	87,500	131,250	—	100,000	11.00	406,500
	8/17/2007	—	—	—	62,500	—	—	623,125

(1)	The amounts in the “Target” column represent target payments under our 2008 Management Cash Incentive Plan. There was no threshold bonus payable to any named executive officer under this plan. For each individual, the bonus was determined based on a bookings objective (50% weighting), a non-GAAP free cash flow objective (25% weighting), and a non-GAAP operating margin objective (25% weighting). The amount listed for Mr. Phelps under the “Target” column reflects his pro-rated target bonus from the start of his employment with the company on June 18, 2007 through the end of the fiscal year, based on his annualized target bonus of $112,500.

(2)	The amounts in this column represent grants of performance-based restricted stock units granted under our 2007 Equity Incentive Plan. For a description of the vesting conditions applicable to the units held by our named executive officers, please see the section entitled “Performance Stock Units” under “Compensation Discussion and Analysis” above.

(3)	The amounts in this column represent options granted under our 1999 Equity Incentive Plan. The options vest as to 12.5% of the total shares when the optionee completes six months of continuous service following the grant date and in equal monthly installments over the next 42 months when the optionee completes each subsequent month of continuous service. For a description of the vesting acceleration provisions applicable to the options held by our named executive officers, please see the section titled “Employment Agreements and Offer Letters” below.

(4)	The amounts in this column represent the fair market value of one share of our common stock, as determined by our Board of Directors, on the date of grant. Our Board of Directors determined the fair market value based on a written report prepared by a third party valuation firm.

(5)	The amounts in this column represent the aggregate grant date fair value of the awards, computed in accordance with SFAS No. 123R. See Note 1 of the notes to our consolidated financial statements contained in our Annual Report on Form 10-K filed on April 25, 2008 for a discussion of all assumptions we made in determining the grant date fair value of our equity awards.
Outstanding Equity Awards at Fiscal 2008 Year-End
     The following table sets forth information regarding the number of unexercised options and the number of stock awards held by each of our named executive officers as of February 29, 2008.
     The options granted to all of our named executive officers prior to January 2006 are immediately exercisable for unvested as well as vested shares. If an optionee exercises an option to purchase unvested shares, we may repurchase the remaining unvested shares at the exercise price if the optionee’s service terminates for any reason before such shares vest. Optionees may wish to exercise an option before the underlying shares vest in order to make an election under Section 83(b) of the Internal Revenue Code and obtain capital gain treatment for any increase in the value of the shares that occurs after the option exercise. Beginning in January 2006, new option grants are exercisable only as they vest. The numbers reported in the “Number of Securities Underlying Unexercised Options” columns indicate the number of shares underlying unexercised options that were, respectively, vested and unvested as of February 29, 2008. The numbers reported in the “Number of Unearned Shares, Units or Other Rights That Have Not Vested” column indicate the number of shares underlying unvested performance stock units outstanding as of February 29, 2008.
     In connection with the termination of Mr. Dai’s employment, we entered into a severance agreement effective February 29, 2008 pursuant to which we accelerated the vesting of 32,814 shares of common stock outstanding, which he had acquired upon exercise of unvested options and which were subject to repurchase as of his termination date. All of his other unvested options and performance stock units were cancelled as of that date. The table below gives effect to such acceleration and cancellation.
     The vesting schedule applicable to each outstanding option and stock award is described in the footnotes to the table below. For a description of the vesting acceleration provisions applicable to the equity awards held by our named executive officers, please see the section titled “Employment Agreements and Offer Letters” below.

	OPTION AWARDS					STOCK AWARDS
							Equity
							Incentive
						Equity	Plan
						Incentive	Awards:
						Plan	Market or
						Awards:	Payout
						Number of	Value of
		Number of Securities				Unearned	Unearned
		Underlying				Shares, Units	Shares, Units
		Unexercised				or Other	or Other
	Vesting	Options(1)		Option	Option	Rights That	Rights That
	Commencement	Vested	Unvested	Exercise	Expiration	Have Not	Have Not
Name	Date	(#)	(#)	Price	Date	Vested (#)(2)	Vested (2)
Daniel R. Fishback	6/4/2001	434,375	—	$0.40	6/3/2011	—	$—
	3/15/2002	350,000	—	1.00	5/20/2012	—	—
	3/1/2004	107,707	2,293	1.00	3/18/2014	—	—
	6/1/2004	100,832	9,168	1.30	7/22/2014	—	—
	9/1/2004	93,958	16,042	1.30	9/9/2014	—	—
	3/1/2005	149,478	55,522	1.30	2/10/2015	—	—
	12/2/2005	148,958	126,042	2.50	12/1/2015	—	—
	12/20/2006	94,791	230,209	3.80	12/19/2016	—	—

Mark A. Culhane	3/15/2002	32,500	—	1.00	5/20/2012	—	—
	3/1/2003	75,000	—	1.00	3/20/2013	—	—
	3/1/2004	39,166	834	1.00	3/18/2014	—	—
	6/1/2004	36,666	3,334	1.30	7/22/2014	—	—
	9/1/2004	34,166	5,834	1.30	9/9/2014	—	—
	3/1/2005	61,978	23,022	1.30	2/10/2015	—	—
	12/2/2005	54,166	45,834	2.50	12/1/2015	—	—
	12/20/2006	43,750	106,250	3.80	12/19/2016	—	—
	—	—	—	—	—	62,500	634,375

William R. Phelps	6/18/2007	41,666	208,334	11.00	6/19/2017	—	—
	—	—	—	—	—	100,000	1,015,000

John C. Crouch	11/17/2003	233,600	—	1.00	12/11/2013	—	—
	3/1/2004	24,479	521	1.00	3/18/2014	—	—
	3/1/2005	9,114	3,386	1.30	2/10/2015	—	—
	—	—	—	—	—	100,000	1,015,000

James H. Dai	6/20/2007	16,666	—	11.00	2/28/2009	—	—

(1)	All options vest with respect to 12.5% of the total shares thereunder six months after the date set forth in the “Vesting Commencement Date” column and in equal monthly installments over the next 42 months, subject to the optionee’s continuous service.

(2)	All units vest on the basis of performance milestones and then on the basis length of service. Please see the discussion of performance stock units under the section titled “Elements of Executive Compensation” for a description of the vesting conditions associated with the units. Value is based on the closing price of our common stock on the Nasdaq Global Market of $10.15 on February 29, 2008.

Option Exercises and Stock Vested During Fiscal 2008
     Only one of our named executive officers, Mr. Crouch, exercised options during fiscal 2008. The numbers in the columns titled “Number of Shares Acquired on Exercise” and “Value Realized on Exercise” under the heading “Option Awards (Outstanding)” in the table below reflect the number of shares exercised during fiscal 2008 and the value received on exercise.
     The options granted to all of our employees prior to January 2006 were immediately exercisable for unvested as well as vested shares. If an optionee exercised an option to purchase unvested shares, we may repurchase the remaining unvested shares at the exercise price if the optionee’s service terminates for any reason before all shares vest. One of our named executive officers, Mr. Dai, exercised options to purchase unvested shares in prior years, some of which vested in fiscal 2008. The numbers in the column titled “Number of Shares that Vested” under the heading “Option Awards (Exercised but Unvested)” in the table below reflect the number of all unvested option shares that vested during fiscal 2008, including 32,814 unvested shares that we accelerated in connection with the termination of Mr. Dai’s employment effective February 29, 2008. The numbers reported in the column titled “Value Realized on Vesting” under the heading “Option Awards (Exercised but Unvested)” represent the fair market value at the time of vesting of those shares. Because there was no public market for our common stock prior to August 8, 2007, the date of our initial public offering, we have assumed that the fair market value of our common stock on the dates the option shares vested prior to that date was equal to the initial public offering price of $11.00 per share.

OPTION AWARDS (EXERCISED BUT
	OPTION AWARDS (OUTSTANDING)		UNVESTED)
	Number of Shares		Number of
	Acquired on	Value Realized on	Shares That	Value Realized on
	Exercise (#)	Exercise	Vested (#)	Vesting
Daniel R. Fishback	—	$—	—	$—
Mark A. Culhane	—	—	—	—
William R. Phelps	—	—	—	—
John C. Crouch	3,400	33,932	—	—
James H. Dai	—	—	104,064	1,216,416
Employment Agreements and Offer Letters
     Daniel R. Fishback. We entered into a letter agreement with Mr. Fishback in June 2001 and supplemented that agreement in 2005. Under the letter agreements, Mr. Fishback’s salary and variable compensation target are determined each year by our Compensation Committee. If we terminate Mr. Fishback’s employment without cause at any time or if he is subject to a constructive termination within 12 months after a change in control, he is entitled to a lump sum payment equal to six months of his base salary at the rate in effect at the time of termination. In addition, he is entitled to reimbursement of his premiums for medical and dental insurance coverage under COBRA or to continued coverage under our medical, dental, life and disability insurance programs, in either case for six months after the date of termination. If we terminate Mr. Fishback’s employment without cause, the vested portion of his stock options will be calculated as if he had completed an additional six months of service. If we are subject to a change in control, 50% of Mr. Fishback’s remaining unvested shares underlying his stock options will immediately vest. The balance of the unvested shares will vest in equal monthly installments over the 12 months following the change in control. If Mr. Fishback is subject to an actual termination without cause or constructive termination within 12 months after the change in control, all of his unvested shares will vest. These vesting acceleration rules apply to all of Mr. Fishback’s options, including options granted in the future.
     Mark A. Culhane. We entered into a letter agreement with Mr. Culhane in July 2001 and supplemented that agreement in 2005. Mr. Culhane’s salary and variable compensation target are determined each year by our Compensation Committee. If we terminate Mr. Culhane’s employment without cause at any time or if he is subject to a constructive termination within 12 months after a change in control, he is entitled to a lump sum payment equal to six months of his base salary at the rate in effect at the time of termination. In addition, he is entitled to reimbursement of his premiums for medical and dental insurance coverage under COBRA or to continued coverage under our medical, dental, life and disability insurance programs, in either case for six months after the date of termination. If we terminate Mr. Culhane’s employment without cause, the vested portion of his stock options will be calculated as if he had completed an additional six months of service. If we are subject to a change in control, the following percentage of Mr. Culhane’s remaining unvested shares underlying his stock options will immediately vest:

Year in which change in control
occurs following date of grant:	Percentage of unvested shares accelerated:
Year 1	50%
Year 2	66.66%
Year 3	75%
Year 4	100%
     The balance of the unvested shares will vest in equal monthly installments over the 12 months following the change in control. If Mr. Culhane is subject to an actual termination without cause or constructive termination within 12 months after the change in control, all of his unvested shares will vest. These vesting acceleration rules apply to all of Mr. Culhane’s options, including options granted in the future.
     William R. Phelps. We entered into a letter agreement with Mr. Phelps in May 2007. Mr. Phelps’ salary and variable compensation target are determined each year by our Compensation Committee. If we are subject to a change in control and Mr. Phelps is subject to an actual or constructive termination within 12 months after the change in control, then he is entitled to (a) the continuation of his base salary for three months at the rate in effect at the time of termination, (b) reimbursement on an after-tax basis for three months of premiums for health insurance coverage under COBRA and (c) accelerated vesting of 50% of his remaining unvested options.
     John C. Crouch. We entered into a letter agreement with Mr. Crouch in November 2003. Mr. Crouch’s salary and variable compensation target were determined each year by our Compensation Committee. If we were to have terminated Mr. Crouch’s employment without cause prior to November 17, 2007, he would have been entitled to the continuation of his base salary for four months at the rate in effect at the time of termination. In addition, he would have been entitled to reimbursement of his premiums for health insurance coverage under COBRA for four months after the date of termination. On April 30, 2008, Mr. Crouch’s employment with the company terminated. In connection therewith, we entered into a severance agreement with Mr. Crouch pursuant to which we agreed to continue to pay him his base salary for four months and agreed to reimburse his premiums under COBRA for four months after the date of termination. In addition, we accelerated the vesting of 15,000 PSUs held by Mr. Crouch and extended the post-termination exercise period of his outstanding vested options from three months to six months.
     James H. Dai. We entered into a letter agreement with Mr. Dai in February 2004. Mr. Dai’s salary and variable compensation target were determined each year by our Compensation Committee. Under the agreement, if we were to have terminated Mr. Dai’s employment without cause prior to March 19, 2008, he would be entitled to the continuation of his base salary for three months at the rate in effect at the time of termination. In addition, he would be entitled to reimbursement of his premiums for health insurance coverage under COBRA for three months after the date of termination. On February 29, 2008, Mr. Dai’s employment with the company terminated. In connection therewith, we entered into a severance agreement with Mr. Dai pursuant to which we paid him a lump sum payment of $62,500 and his accrued but unpaid bonus for fiscal 2008, and agreed to reimburse his premiums under COBRA for three months after the date of termination. In addition, we accelerated the vesting of 32,814 shares of our common stock that were outstanding upon Mr. Dai’s prior exercise of unvested options.
     The letter agreements described above do not impose material conditions on the receipt of benefits, other than the execution of a release of claims. For example, the agreements do not include non-competition covenants.
Potential Payments Upon Termination or Change in Control
     The following table describes the potential payments and benefits upon termination of our named executive officers’ employment before or after a change in control of DemandTec, as if each officer’s employment terminated as of February 29, 2008. For purposes of valuing the severance and vacation payments in the table below, we used each officer’s base salary rate in effect on February 29, 2008, and the number of accrued but unused vacation days on February 29, 2008.

     The value of the vesting acceleration shown in the table below was calculated based on the assumption that the change in control, if applicable, occurred and the officer’s employment terminated on February 29, 2008. The closing price per share of our common stock on that date was $10.15. The value of the option vesting acceleration was calculated by multiplying the number of accelerated unvested shares subject to each option by the difference between the closing price per share of our common stock as of February 29, 2008, and the exercise price per share of the option. The value of the stock vesting acceleration was calculated by multiplying the number of unvested shares accelerated by the difference between the closing price per share of our common stock as of February 29, 2008, and the repurchase price per share of the shares. The value of the performance stock unit (PSU) vesting acceleration was calculated by multiplying the number of accelerated unvested shares by the closing price per share of our common stock as of February 29, 2008.
     Effective February 29, 2008, Mr. Dai’s employment with the company terminated. In connection therewith, we accelerated the vesting of 32,814 shares of our common stock that were outstanding upon Mr. Dai’s prior exercise of unvested options. All of his then-unvested stock options and performance stock units terminated as of that date. The table below assumes that the termination of Mr. Dai’s employment occurred subsequent to the end of fiscal year 2008 in order to most accurately reflect the potential payments to Mr. Dai upon termination or change in control throughout the fiscal year. Actual payments made to Mr. Dai upon termination of his employment are described above under “Employment Agreements and Offer Letters.”

					Termination
		Voluntary	Termination		Without	Constructive
		Resignation or	Without Cause		Cause After	Termination
		Termination for	Prior to Change	Change in	Change in	After Change in
Name	Benefit	Cause	in Control	Control	Control	Control
Daniel R. Fishback	Severance	$—	$225,000	$—	$225,000	$225,000
	Option Acceleration	—	971,524	1,580,754	3,161,508	3,161,508
	COBRA Premiums	—	7,706	—	7,706	7,706
	Vacation Payout	45,431	45,431	—	41,683	41,683
	Total Value	45,431	1,249,661	1,580,754	3,435,897	3,435,897

Mark A. Culhane	Severance	—	175,000	—	175,000	175,000
	Option Acceleration	—	390,106	1,005,277	1,317,830	1,317,830
	PSU Acceleration	—	95,156	190,313	317,188	317,188
	COBRA Premiums	—	7,706	—	7,706	7,706
	Vacation Payout	35,335	35,335	—	35,335	35,335
	Total Value	35,335	703,303	1,195,590	1,853,059	1,853,059

William R. Phelps	Severance	—	—	—	56,250	56,250
	Option Acceleration	—	—	—	—	—
	PSU Acceleration	—	—	304,500	507,500	507,500
	COBRA Premiums	—	—	—	3,853	3,853
	Vacation Payout	9,118	9,118	—	9,118	9,118
	Total Value	9,118	9,118	304,500	576,721	576,721

James H. Dai	Severance	—	62,500	—	62,500	—
	Stock Acceleration	—	—	—	132,124	132,124
	PSU Acceleration	—	—	190,313	317,188	317,188
	COBRA Premiums	—	3,627	—	3,627	—
	Vacation Payout	23,477	23,477	—	23,477	23,477
	Total Value	23,477	89,604	190,313	538,916	472,789

John C. Crouch	Severance	—	—	—	—	—
	Option Acceleration	—	—	—	17,367	17,367
	PSU Acceleration	—	—	304,500	507,500	507,500
	COBRA Premiums	—	—	—	—	—
	Vacation Payout	22,716	22,716	—	22,716	22,716
	Total Value	22,716	22,716	304,500	547,583	547,583

Compensation of Directors
          The following table sets forth the total compensation earned by each person who served as a director during the fiscal year ended February 29, 2008, other than a director who also served as a named executive officer.

	Fees Earned or Paid in
Name	Cash (1)	Option Awards (2)	Total
Ronald R. Baker (3)	$8,750	$23,306	$32,056

Ronald E.F. Codd (4)	30,250	60,465	90,715

Linda Fayne Levinson (5)	22,750	19,056	41,806

Victor L. Lund (6)	22,750	31,125	53,875

Joshua W.R. Pickus (7)	22,750	60,465	83,215

Charles J. Robel (8)	37,750	42,161	79,911

James D. Sayre (9)	—	—	—

(1)	During the first quarter of fiscal 2008, each of our non-employee directors, other than Mr. Sayre, received a cash retainer of $4,000 per quarter. Commencing with the second quarter of fiscal 2008, (i) each of our non-employee directors, other than Mr. Sayre, received a cash retainer of $6,250 per quarter, (ii) Messrs. Codd and Baker received an additional cash retainer of $2,500 per quarter in connection with their service as members of our Audit Committee, and (iii) Mr. Robel received an additional cash retainer of $5,000 in connection with his service as chair of the Audit Committee. Mr. Baker joined the Board of Directors and the Audit Committee in December 2007.

(2)	Amounts reflect the total compensation expense for fiscal 2008, calculated in accordance with SFAS No. 123R under the prospective transition method. See Note 1 of the notes to our consolidated financial statements contained in our Annual Report on Form 10-K filed on April 25, 2008 for a discussion of all assumptions we made in determining the compensation expense and the grant date fair value of our equity awards.

(3)	On January 2, 2008, Mr. Baker was granted options to purchase 25,625 shares of our common stock. The grant date fair value of such options, computed in accordance with SFAS No. 123R, was $160,574. As of February 29, 2008, Mr. Baker held outstanding options to purchase an aggregate of 25,625 shares of our common stock.

(4)	On March 29, 2007, Mr. Codd was granted an option to purchase 82,500 shares of our common stock. The grant date fair value of such option, computed in accordance with SFAS No. 123R, was $204,765. On September 4, 2007, Mr. Codd was granted an option to purchase 7,500 shares of our common stock. The grant date fair value of such option, computed in accordance with SFAS No. 123R, was $24,821. As of February 29, 2008, Mr. Codd held outstanding options to purchase an aggregate of 90,000 shares of our common stock.

(5)	On September 4, 2007, Ms. Levinson was granted an option to purchase 7,500 shares of our common stock. The grant date fair value of such option, computed in accordance with SFAS No. 123R, was $24,821. As of February 29, 2008, Ms. Levinson held outstanding options to purchase an aggregate of 120,000 shares of our common stock.

(6)	On September 4, 2007, Mr. Lund was granted an option to purchase 15,000 shares of our common stock. The grant date fair value of such option, computed in accordance with SFAS No. 123R, was $49,641. As of February 29, 2008, Mr. Lund held outstanding options to purchase an aggregate of 127,500 shares of our common stock.

(7)	On March 29, 2007, Mr. Pickus was granted an option to purchase 82,500 shares of our common stock. The grant date fair value of such option, computed in accordance with SFAS No. 123R, was $204,765. On September 4, 2007, Mr. Pickus was granted an option to purchase 7,500 shares of our common stock. The grant date fair value of such option, computed in accordance with SFAS No. 123R, was $24,821. As of February 29, 2008, Mr. Pickus held outstanding options to purchase an aggregate of 90,000 shares of our common stock.

(8)	On September 4, 2007, Mr. Robel was granted an option to purchase 7,500 shares of our common stock. The grant date fair value of such option, computed in accordance with SFAS No. 123R, was $24,821. As of February 29, 2008, Mr. Robel held outstanding options to purchase an aggregate of 90,000 shares of our common stock.

(9)	Mr. Sayre ceased to be a director on February 15, 2008.
     The following table describes option grants that we have made to our non-employee directors that were outstanding as of February 29, 2008.

						Aggregate Number of
	Date of	Number of		Exercise Price	Grant Date Fair	Options Outstanding
Name	Grant	Options Granted		per Share	Value(1)	on 2/29/08
Ronald R. Baker	1/2/2008	20,000	(2)	$18.98	$125,326	25,625
	1/2/2008	5,625	(3)	18.98	35,248

Ronald E.F. Codd	3/29/2007	82,500	(4)	6.70	204,765	90,000
	9/4/2007	7,500	(3)	9.50	24,821

Linda Fayne Levinson	6/17/2005	100,000	(4)	1.50	24,790	120,000
	8/5/2005	12,500	(4)	1.50	3,099
	9/4/2007	7,500	(3)	9.50	24,821

Victor L. Lund	4/15/2005	100,000	(4)	1.50	24,790	127,500
	8/5/2005	12,500	(4)	1.50	3,099
	9/4/2007	15,000	(3)	9.50	49,641

Joshua W.R. Pickus	3/29/2007	82,500	(4)	6.70	204,765	90,000
	9/4/2007	7,500	(3)	9.50	24,821

Charles J. Robel	9/19/2006	75,000	(4)	3.20	109,470	90,000
	12/20/2006	7,500	(4)	3.80	10,704
	9/4/2007	7,500	(3)	9.50	24,821

(1)	The amounts in this column represent the grant date fair value calculated in accordance with SFAS No. 123R. See Note 1 of the notes to our consolidated financial statements contained in our Annual Report on Form 10-K filed on April 25, 2008, for a discussion of all assumptions we made in determining the grant date fair value of our equity awards.

(2)	This option has a seven-year term, subject to earlier termination if the director’s service terminates earlier. One quarter of the shares subject to this option will vest on the first anniversary of the vesting commencement date, and the balance vests in equal monthly installments over the next 36 months of continuous service. If DemandTec is subject to a change in control and the director’s service terminates, then all of the shares subject to this option will vest immediately.

(3)	This option has a seven-year term, subject to earlier termination if the director’s service terminates earlier. This option will vest in its entirety on the date of our 2008 annual meeting of our stockholders. If DemandTec is subject to a change in control and the director’s service terminates, then all of the shares subject to this option will vest immediately.

(4)	This option has a ten-year term, subject to earlier termination if the director’s service terminates earlier. One quarter of the shares subject to this option vest on the first anniversary of the vesting commencement date, and the balance vests in equal monthly installments over the next 36 months of continuous service. If DemandTec is subject to a change in control and the director’s service terminates, then all of the shares subject to this option will vest immediately.

          Our board of directors has adopted a compensation program for non-employee directors effective as of the second quarter of fiscal 2008 pursuant to which our non-employee directors receive the following compensation:
          • Each non-employee director receives an annual cash retainer of $25,000. In addition, the chair of the Audit Committee of our Board of Directors receives an annual cash retainer of $20,000, and the other members of the Audit Committee receive an annual cash retainer of $10,000. All retainers are paid quarterly. The amount of cash compensation paid to non-employee directors (including committee chairs and members) will be reviewed each year at the time of the annual meeting of our stockholders, starting in 2008.
          • On the date of each annual meeting of our stockholders, starting in 2008, each non-employee director will receive an additional option to purchase shares of our common stock. The number of shares will be determined by the Compensation Committee of our Board of Directors in consultation with an independent compensation expert. We expect that the number of shares granted to the non-executive chair of our Board of Directors will be larger than the number of shares granted to other non-employee directors.
          • A new non-employee director will receive an option to purchase 20,000 shares of our common stock upon joining our Board of Directors. The exercise price will be equal to the closing price of our common stock on the Nasdaq Global Market on the date of grant. The option will vest and become exercisable in installments over a four-year period, but will vest and become exercisable in full if DemandTec is subject to a change in control and the director’s service terminates. The option will have a seven-year term, but will expire 12 months after the director’s service terminates for any reason.
Compensation Committee Interlocks and Insider Participation
          The Compensation Committee of the Board of Directors currently consists of Ms. Levinson and Messrs. Baker and Lund. Effective February 15, 2008, Mr. Sayre resigned from the Compensation Committee and was replaced by Mr. Baker. None of these individuals was at any time during the fiscal year ended February 29, 2008, or at any other time, an officer or employee of the Company. None of our executive officers has ever served as a member of the Board of Directors or Compensation Committee of any other entity that has or has had one or more executive officers serving as a member of our Board of Directors or the Compensation Committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
           The following table sets forth certain information known to us regarding beneficial ownership of our common stock as of June 20, 2008 by:
•	each person known by us to be the beneficial owner of more than 5% of any class of our voting securities;

•	our named executive officers;

•	each of our directors; and

•	all current executive officers and directors as a group.
          Unless otherwise indicated, to our knowledge, each stockholder possesses sole voting and investment power over the shares listed, except for shares owned jointly with that person’s spouse. The table below is based upon information supplied by officers, directors and principal stockholders and Schedules 13G filed with the Securities and Exchange Commission (the “SEC”).
          Beneficial ownership is determined in accordance with the rules of the SEC, and generally includes voting power and/or investment power with respect to the securities held. Shares of common stock subject to options currently exercisable or exercisable within 60 days of June 20, 2008 are deemed outstanding and beneficially owned by the person holding such options for purposes of computing the number of shares and percentage beneficially owned by such person, but are not deemed outstanding for purposes of computing the percentage beneficially owned by any other person. Except as indicated in the footnotes to this table, and subject to applicable community property laws, the persons or entities named have sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by them. Percentage beneficially owned is based on 27,007,564 shares of common stock outstanding on June 20, 2008.
          Unless otherwise indicated, the principal address of each of the stockholders below is c/o DemandTec, Inc., 1 Circle Star Way, Suite 200, San Carlos, California, 94070.

	Beneficial Ownership
Name and Address of Beneficial Owner	Number	Percent
5% Stockholders

Entities affiliated with Crosspoint Venture Partners (1)	7,022,568	26.0%
2925 Woodside Road Woodside, CA 94062

Cargill, Incorporated	3,212,777	11.9%
15407 McGinty Road West Wayzata, MN 55391

Directors and Named Executive Officers

Daniel R. Fishback (2)	2,121,146	7.4%

Mark A. Culhane (3)	770,750	2.8%

William R. Phelps (4)	87,916	*

John C. Crouch (5)	259,635	*

James H. Dai (6)	196,995	*

Ronald R. Baker	—	*

Ronald E.F. Codd (7)	27,500	*

Linda Fayne Levinson (8)	112,500	*

Victor L. Lund (9)	112,500	*

Joshua W.R. Pickus (10)	27,500	*

Charles J. Robel (11)	39,530	*

All current directors and executive officers as a group (9 persons) (12)	3,299,342	11.1%
(footnotes on next page)

*	Less than 1% of the outstanding shares of common stock.

(1)	Represents 6,298,315 shares held by Crosspoint Venture Partners 2000 (Q), L.P. and 724,253 shares held by Crosspoint Venture Partners 2000, L.P. Crosspoint Associates 2000, LLC is the general partner of each of the foregoing Crosspoint entities. James A. Dorrian, one of the Managing Members of Crosspoint Associates 2000, LLC, has voting and investment authority with respect to the foregoing shares.

(2)	Represents 18,291 shares held by the Daniel Fishback Grantor Retained Annuity Trust, 18,291 shares held by the Lady Bess Fishback Grantor Retained Annuity Trust, 32,732 shares held by the Annie Fishback Separate Share Irrevocable Trust, 32,732 shares held by the Megan Fishback Separate Share Irrevocable Trust, 296,079 shares held by Daniel R. Fishback Trustee and Lady Bess Fishback Trustee U/A Dated March 5, 2001, and 1,723,021 shares of common stock issuable upon the exercise of options exercisable within 60 days of June 20, 2008, of which 123,856 shares, if these options are exercised in full, would be subject to vesting and a lapsing right of repurchase in our favor upon Mr. Fishback’s cessation of service on the date 60 days from June 20, 2008.

(3)	Represents 247,300 shares held by the Culhane Family Revocable Trust dtd 12/16/99, 9,000 shares held by the Maxwell A.R. Culhane 1999 Irrevocable Trust, 9,000 shares held by the Michael D. Culhane 1999 Irrevocable Trust, 9,000 shares held by the Monica G. Culhane 1999 Irrevocable Trust, 15,200 shares held by USB Piper Jaffray as custodian FBO Mark Culhane IRA, 9,375 shares of common stock issuable upon vesting and settlement of performance-based stock units within 60 days of June 20, 2008, and 471,875 shares of common stock issuable upon the exercise of options exercisable within 60 days of June 20, 2008, of which 46,564 shares, if these options are exercised in full, would be subject to vesting and a lapsing right of repurchase in our favor upon Mr. Culhane’s cessation of service on the date 60 days from June 20, 2008.

(4)	Represents 15,000 shares of common stock issuable upon vesting and settlement of performance-based stock units within 60 days of June 20, 2008 and 72,916 shares of common stock issuable upon the exercise of options exercisable within 60 days of June 20, 2008.

(5)	Includes 15,000 shares of common stock issuable upon settlement of performance-based stock units within 60 days of June 20, 2008 and 219,635 shares of common stock issuable upon the exercise of options exercisable within 60 days of June 20, 2008. Mr. Crouch’s employment with us terminated on April 30, 2008 and his exercisable options will expire on October 31, 2008.

(6)	Represents 180,329 shares held by James Haijing Dai and Sophia Hsin Ying Yeh Trustees UA September 5, 2007, and 16,666 shares of common stock issuable upon the exercise of options exercisable within 60 days of June 20, 2008. Mr. Dai’s employment with us terminated on February 29, 2008, and his exercisable options will expire on February 28, 2009.

(7)	Represents 27,500 shares of common stock issuable upon the exercise of options exercisable within 60 days of June 20, 2008.

(8)	Represents 112,500 shares of common stock issuable upon the exercise of options exercisable within 60 days of June 20, 2008, of which 23,439 shares, if these options are exercised in full, would be subject to vesting and a lapsing right of repurchase in our favor upon Ms. Levinson’s cessation of service on the date 60 days from June 20, 2008.

(9)	Represents 112,500 shares of common stock issuable upon the exercise of options exercisable within 60 days of June 20, 2008, of which 23,439 shares, if these options are exercised in full, would be subject to vesting and a lapsing right of repurchase in our favor upon Mr. Lund’s cessation of service on the date 60 days from June 20, 2008.

(10)	Represents 27,500 shares of common stock issuable upon the exercise of options exercisable within 60 days of June 20, 2008.

(11)	Represents 39,530 shares of common stock issuable upon the exercise of options exercisable within 60 days of June 20, 2008.

(12)	Includes 24,375 shares of common stock issuable upon vesting and settlement of performance-based stock units within 60 days of June 20, 2008 and 2,587,342 shares of common stock issuable upon the exercise of options exercisable within 60 days of June 20, 2008.
Securities Authorized For Issuance Under Equity Compensation Plan
     The following table sets forth information as of February 29, 2008 with respect to shares of common stock that may be issued under our existing equity compensation plans.

		(b)	(c)
	(a)	Weighted-Average	Number of Securities
	Number of Securities	Exercise Price of	Remaining Available for
	to be Issued Upon	Outstanding	Future Issuance Under
	Exercise of	Options,	Equity Compensation
	Outstanding Options,	Warrants and Rights	Plans (Excluding Securities
Plan Category	Warrants and Rights	(1)	Reflected in Column (a))
Equity compensation plans approved by security holders	8,321,622 (2)	$3.80	1,979,625 (3)
Equity compensation plans not approved by security holders	—	—	—
Total	8,321,622	$3.80	1,979,625

(1)	The weighted average exercise price is calculated based solely on outstanding options.

(2)	Includes options and rights to acquire shares outstanding under our 1999 Equity Incentive Plan and 2007 Equity Incentive Plan.

(3)	Represents 1,479,625 shares available for issuance under our 2007 Equity Incentive Plan and 500,000 shares available for issuance under our 2007 Employee Stock Purchase Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence
          Other than the compensation arrangements with directors and executive officers, there have been no transactions since March 1, 2007 (and there are no currently proposed transactions) in which:
•	we have been or are to be a participant;

•	the amount involved exceeds $120,000; and

•	any of our directors, executive officers or holders of more than 5% of our capital stock, or any immediate family member of or person sharing the household with any of these individuals (other than tenants or employees), had or will have a direct or indirect material interest.
Indemnification Agreements
          In connection with our initial public offering, we entered into an indemnification agreement with each of our directors and executive officers and certain other key employees. The agreement provides that we will indemnify him or her against any and all expenses that he or she incurs because of his or her status as one of our directors, executive officers or key employees to the fullest extent permitted by Delaware law, our restated certificate of incorporation and our amended and restated bylaws, except in a proceeding initiated by that person without the approval of our board of directors. In addition, the agreement provides that, to the fullest extent permitted by Delaware law, we will advance all expenses incurred by him or her in connection with a legal proceeding.
Review, Approval or Ratification of Transactions with Related Parties
          Our board of directors adopted certain written policies and procedures with respect to related party transactions on May 22, 2007. These policies and procedures require that certain transactions, subject to specified exceptions and other than one that involves compensation, between us and any of our directors, executive officers or beneficial holders of more than 5% of our capital stock, or any immediate family member of, or person sharing the household with, any of these individuals, be consummated only if (i) approved or ratified by our Audit Committee and only if the terms of the transaction are comparable to those that could be obtained in arms-length dealings with an unrelated third party or (ii) approved by the disinterested members of our board of directors. Our policies and procedures with respect to related party transactions also apply to certain charitable contributions by us or our executive officers and to the hiring of any members of the immediate family of any of our directors or executive officers as our permanent full-time employees. Our Compensation Committee is also required to approve any transaction that involves compensation to our directors and executive officers.
Independence of the Board of Directors
          The Board of Directors is currently composed of seven members. Ms. Levinson and Messrs. Baker, Codd, Lund, Pickus and Robel qualify as independent directors in accordance with the published listing requirements of the Nasdaq Stock Market, or Nasdaq. The Nasdaq independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director nor any of his or her family members has engaged in various types of business dealings with us. In addition, as further required by the Nasdaq rules, the Board of Directors has made a subjective determination as to each independent director that no relationships exist which, in the opinion of the Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, the directors reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities as they may relate to us and our management. The directors hold office until their successors have been elected and qualified or their earlier death, resignation or removal.

Item 14. Principal Accounting Fees and Services
Independent Registered Public Accounting Firm’s Fees
           The following table sets forth the aggregate fees we paid to Ernst & Young LLP, our independent registered public accounting firm, for professional services provided during our fiscal years ended February 28, 2007 and February 29, 2008.

	Fiscal	Fiscal
(in thousands)	2008	2007
Audit fees (1)	$2,210	$288
Audit-related fees (2)	31	—
Tax fees (3)	239	171
All other fees	2	2

Total fees	$2,482	$461

(1)	Audit fees consist of fees incurred for professional services rendered for the audit of our annual consolidated financial statements and review of the quarterly consolidated financial statements that are normally provided by Ernst & Young LLP in connection with regulatory filings or engagements. The amount for fiscal 2008 includes fees for services rendered related to our initial public offering and related to the audit of the financial statements of TradePoint Solutions, Inc., which we acquired in November 2006.

(2)	Audit-related fees relate to assurance and related services that are reasonably related to the audit or review of our financial statements.

(3)	Tax fees consist of fees for tax planning and tax compliance services.
Pre-Approval Policies and Procedures
          The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services rendered by Ernst & Young LLP, our independent registered public accounting firm. The Audit Committee can pre-approve specified services in defined categories of audit services, audit-related services and tax services up to specified amounts, as part of the Audit Committee’s approval of the scope of the engagement of Ernst & Young LLP or on an individual case-by-case basis before Ernst & Young LLP is engaged to provide a service. The Audit Committee has determined that the rendering of the services other than audit services by Ernst & Young LLP is compatible with maintaining the principal accountant’s independence.

SIGNATURES
          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEMANDTEC, INC.
By:	/s/ Daniel R. Fishback
Daniel R. Fishback,
President and Chief Executive Officer

Dated: June 27, 2008
          Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Daniel R. Fishback Daniel R. Fishback	President, Chief Executive Officer and Director (Principal Executive Officer)	June 27, 2008

/s/ Mark A. Culhane Mark A. Culhane	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	June 27, 2008

*	Director	June 27, 2008
Ronald R. Baker

*	Director	June 27, 2008
Ronald E. F. Codd

*	Director	June 27, 2008
Linda Fayne Levinson

*	Chairman of the Board of Directors	June 27, 2008
Victor L. Lund

*	Director	June 27, 2008
Joshua W. R. Pickus

*	Director	June 27, 2008
Charles J. Robel

*By:	/s/ Mark A. Culhane (Mark A. Culhane, Attorney-in-Fact)

EXHIBIT INDEX

Incorporated by Reference
Date of
Exhibit				First	Exhibit	Filed
Number	Exhibit Description	Form	File No.	Filing	Number	Herewith
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*					X

*	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that DemandTec, Inc. specifically incorporates it by reference.