Form 10-Q
period 2008-05-31
DemandTec, Inc.
filed 2008-07-03
CIK 1400400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2008
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s common stock, par value $0.001, outstanding as of June 25, 2008 was: 27,007,903.

DemandTec, Inc.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
DemandTec, Inc.
Consolidated Balance Sheets
(in thousands, except per share data)

	As of	As of
	May 31,	February 29,
	2008	2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$46,118	$43,257
Marketable securities	29,406	30,547
Accounts receivable, net of allowances of $130 and $160 as of May 31, 2008 and February 29, 2008, respectively	12,302	18,227
Other current assets	4,199	4,161

Total current assets	92,025	96,192
Marketable securities, non-current	4,920	2,085
Property, equipment and leasehold improvements, net	5,545	5,139
Restricted cash	—	200
Other assets, net	9,614	10,180

Total assets	$112,104	$113,796

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$7,573	$6,969
Deferred revenue	43,744	44,006
Other current liabilities	463	478

Total current liabilities	51,780	51,453

Deferred revenue, non-current	7,649	11,369
Other long-term liabilities	572	677
Commitments and contingencies (see Note 3)
Stockholders’ equity:
Common stock, $0.001 par value — 175,000 shares authorized as of May 31, 2008 and February 29, 2008; 26,947 and 26,452 shares issued and outstanding, respectively, excluding 22 and 31 shares subject to repurchase, respectively, as of May 31, 2008 and February 29, 2008	27	26
Additional paid-in capital	125,538	122,699
Accumulated deficit	(73,462)	(72,428)

Total stockholders’ equity	52,103	50,297

Total liabilities and stockholders’ equity	$112,104	$113,796

See Notes to Consolidated Financial Statements.

DemandTec, Inc.
Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	May 31,
	2008	2007
Revenue	$18,054	$13,248
Cost of revenue(1)(2)	5,655	4,323

Gross profit	12,399	8,925

Operating expenses:
Research and development(2)	6,503	5,072
Sales and marketing(2)	5,172	3,743
General and administrative(2)	2,174	1,129
Amortization of acquired intangible assets	89	91

Total operating expenses	13,938	10,035

Loss from operations	(1,539)	(1,110)
Interest income	534	350
Interest expense	(3)	(393)
Other income (expense), net	54	(79)

Loss before provision for income taxes	(954)	(1,232)
Provision for income taxes	80	11

Net loss	$(1,034)	$(1,243)

Net loss per common share, basic and diluted	$(0.04)	$(0.19)

Shares used in computing net loss per common share, basic and diluted	26,609	6,504

(1) Includes amortization of acquired intangible assets	$152	$152

(2) Includes stock-based compensation expense as follows:
Cost of revenue	$389	$99
Research and development	592	71
Sales and marketing	440	89
General and administrative	368	137

Total stock-based compensation expense	$1,789	$396

See Notes to Consolidated Financial Statements.

DemandTec, Inc
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended
	May 31,
	2008	2007
Operating activities:
Net loss	$(1,034)	$(1,243)
Adjustment to reconcile net loss to net cash provided by operating activities:
Depreciation	672	376
Stock-based compensation expense	1,789	396
Amortization of warrants issued in conjunction with debt	—	38
Revaluation of warrants to fair value	—	79
Amortization of acquired intangible assets	241	243
Amortization of financing costs	3	53
Provision for accounts receivable	(30)	(7)
Other	(12)	(2)
Changes in operating assets and liabilities:
Accounts receivable	5,946	1,718
Prepaid expenses and other current assets	70	93
Deferred commissions	173	(401)
Deferred offering costs	—	(508)
Other assets	15	(30)
Accounts payable and accrued expenses	1,125	(1,778)
Accrued compensation	(579)	(530)
Deferred revenue	(3,982)	4,719

Net cash provided by operating activities	4,397	3,216

Investing activities:
Purchases of property, equipment and leasehold improvements	(1,083)	(1,438)
Purchases of marketable securities	(19,014)	(1,450)
Maturities of marketable securities	17,320	1,793
Change in restricted cash	200	—

Net cash used in investing activities	(2,577)	(1,095)

Financing activities:
Proceeds from issuance of common stock, net of repurchases	1,039	39
Payments on notes payable	(8)	—

Net cash provided by financing activities	1,031	39

Effect of exchange rate changes on cash and cash equivalents	10	15

Net increase in cash and cash equivalents	2,861	2,175
Cash and cash equivalents at beginning of period	43,257	21,036

Cash and cash equivalents at end of period	$46,118	$23,211

Supplemental information:
Cash paid for interest	$—	$302

Cash paid for income taxes	$164	$6

Deferred offering costs	$—	$1,334

Accretion to redemption value of preferred stock	$—	$8

See Notes to Consolidated Financial Statements.

DemandTec, Inc.
Notes to Consolidated Financial Statements
1. Business Summary and Significant Accounting Policies
Business Summary
     DemandTec, Inc. was incorporated in Delaware on November 1, 1999. We are a leading provider of Consumer Demand Management, or CDM, solutions. CDM is a software category based on quantifying, predicting and shaping consumer demand. Our software services enable retailers and consumer products, or CP, companies to define strategies based on a scientific understanding of consumer behavior and make actionable pricing, promotion and other merchandising and marketing decisions to achieve their revenue, profitability and sales volume objectives. We deliver our applications by means of a software-as-a-service, or SaaS, model, which allows us to capture and analyze the most recent retailer and market-level data and enhance our software services rapidly to address our customers’ ever-changing merchandising and marketing needs. We are headquartered in San Carlos, California, with additional offices in North America, Europe and Japan.
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
     Fiscal Year
     Our fiscal year ends on the last day in February. References to fiscal 2008, for example, refer to our fiscal year ended February 29, 2008 and references to fiscal 2009 refer to our fiscal year ending February 28, 2009.
     Reclassifications
     Certain amounts previously reported within current assets and current liabilities in our consolidated balance sheet at February 29, 2008, amounts previously reported in our consolidated statement of operations for the three months ended May 31, 2007, and amounts reported within operating activities in our consolidated statement of cash flows for the three months ended May 31, 2007, have been reclassified to conform to the current period classification. These reclassifications were made in order to improve the presentation of our financial statements.
Significant Accounting Policies
     Basis of Presentation
     Our consolidated financial statements include our accounts and those of our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The accompanying consolidated balance sheet as of May 31, 2008 and the consolidated statements of operations and cash flows for the three months ended May 31, 2008 and 2007 are unaudited. The consolidated balance sheet data as of February 29, 2008 was derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended February 29, 2008 (the “Form 10-K”) filed with the Securities and Exchange Commission, or SEC, on April 25, 2008. The accompanying statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Form 10-K.
     The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, pursuant to the rules and regulations of the SEC. They do not include all of the financial information and footnotes required by GAAP. The unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of our management, include all adjustments necessary, all of which are of a normal recurring nature, for the fair presentation of our statement of financial position and our results of operations for the periods included in this quarterly report. The results for the three months ended May 31, 2008 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending February 28, 2009.
     Use of Estimates
     Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. These accounting principles require us to make certain estimates and judgments that can affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the periods presented. Significant estimates and assumptions made by management include the determination of the fair value of share-based payments, the fair value of acquired intangible assets and the recoverability of long-lived assets. We believe that the estimates and judgments upon which we rely are reasonable, based upon information available to us at the time that these estimates and judgments are made. To the extent there are material differences between these estimates and actual results, our consolidated financial statements will be affected.
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
     Because we provide our software as a service, we follow the provisions of the SEC Staff Accounting Bulletin No. 104, Revenue Recognition, and Emerging Issues Task Force, or EITF, Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, or EITF 00-21. We recognize revenue when all of the following conditions are met:
•	there is persuasive evidence of an arrangement;

•	access to the software service has been provided to the customer;

•	the collection of the fees is probable; and

•	the amount of fees to be paid by the customer is fixed or determinable.
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
     Foreign Currency Translation
     The denomination of the majority of our sales arrangements and the functional currency of our international operations is the United States dollar. Our international operations’ financial statements are remeasured into United States dollars with adjustments recorded as foreign currency gains (losses) in our consolidated statements of operations. All monetary assets and liabilities are remeasured at the current exchange rate at the end of the period, non-monetary assets and liabilities are remeasured at historical exchange rates, and revenue and expenses are remeasured at average exchange rates in effect during the period. We recognized foreign currency gains of approximately $59,000 and $8,000 in the three months ended May 31, 2008 and 2007, respectively, in other income (expense), net.

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
     As of May 31, 2008 and February 29, 2008, long-lived assets located outside the United States were not significant. As of May 31, 2008, three customers accounted for 14%, 13%, and 11%, respectively, of our accounts receivable balance, and as of February 29, 2008, three customers accounted for 23%, 18% and 10%, respectively, of our accounts receivable balance.
     In the three months ended May 31, 2008, two customers accounted for 13% and 10%, respectively, of total revenue. We had no customers that accounted for more than 10% of total revenue in the three months ended May 31, 2007. Revenue by geographic region, based on the billing address of the customer, was as follows (in thousands):

	Three Months Ended May 31,
	2008	2007
United States	$15,426	$11,576
International	2,628	1,672

Total revenue	$18,054	$13,248

     The equipment hosting our software is in two third-party data center facilities located in California. We do not control the operation of these facilities, and our operations are vulnerable to damage or interruption in the event either of these third-party data center facilities fails.
     Deferred Commissions
     We capitalize certain commission costs directly related to the acquisition of a customer agreement in accordance with Financial Accounting Standards Board, or FASB, Technical Bulletin 90-1, Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts. Our commission payments are paid shortly after our receipt of the related customer payment. The commissions are deferred and amortized to sales and marketing expense over the revenue recognition term of the related non-cancelable customer agreement. The deferred commission amounts are recoverable through their accompanying future revenue streams under non-cancellable customer agreements. We believe this is the appropriate method of accounting as the commission charges are so closely related to the revenue from the customer contracts that they should be recorded as an asset and charged to expense over the same period that the related revenue is recognized. Commission costs amortized to sales and marketing expense were approximately $723,000 and $539,000 in the three months ended May 31, 2008 and 2007, respectively. At May 31, 2008 and February 29, 2008, deferred commission costs totaled $2.4 million and $2.6 million, respectively.
     Goodwill and Intangible Assets
     We record as goodwill the excess of the acquisition purchase price over the fair value of the tangible and identifiable intangible assets acquired. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, or SFAS No. 142, we do not amortize goodwill, but perform an annual impairment review of our goodwill during our third quarter, or more frequently if indicators of potential impairment arise. Following the criteria of SFAS No. 131 and SFAS No. 142, we have a single operating segment and consequently evaluate goodwill for impairment based on an evaluation of the fair value of our company as a whole. We record acquired intangible assets at their respective estimated fair values at the date of acquisition. Acquired intangible assets are being amortized using the straight-line method over their remaining estimated useful lives, which currently range from approximately two to nine years. We evaluate the remaining useful lives of intangible assets on a periodic basis to determine whether events or circumstances warrant a revision to the remaining estimated amortization period. We observed no impairment indicators through May 31, 2008.
     Impairment of Long-Lived Assets
     We evaluate the recoverability of our long-lived assets, including acquired intangible assets and property and equipment, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We review long-lived assets for possible impairment whenever events or circumstances indicate that the carrying amount of these assets may not be recoverable. We measure recoverability of assets by comparison of their carrying amount to the future undiscounted cash flows we expect the assets to generate. If we consider assets to be impaired, we measure the amount of any impairment as the difference between the carrying amount and the fair value of the impaired assets. We observed no impairment indicators through May 31, 2008.
     Stock-Based Compensation
     We account for employee and director stock-based compensation pursuant to the provisions of SFAS No. 123 (Revised 2004), Share-Based Payment, or SFAS No. 123R, which requires that all share-based payments be recognized as an expense in the statement of operations based on their fair values over the vesting period. Grants of employee stock options generally vest over four years, except for annual stock option grants to members of our board of directors, which vest over one year. Performance-based awards vest pursuant to certain performance and time-based vesting criteria set by our Compensation Committee. We evaluate the probability of meeting the performance criteria at the end of each reporting period to determine how much compensation expense to record. Because the actual number of shares to be issued is not known until the end of the performance period, the actual compensation expense related to these awards could differ from our estimates. Restricted stock units, or RSUs, vest pursuant to time-based vesting criteria set by our Compensation Committee. We measure the value of the RSUs at fair value on the measurement date, based on the number of units granted and the market value of our common stock on that date.
     Options and warrants granted to consultants and other non-employees are accounted for in accordance with EITF Issue No. 96-18, Accounting for Equity Investments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, or EITF No. 96-18, and are valued using the Black-Scholes model prescribed by SFAS No. 123R. These options are subject to periodic revaluation over their vesting terms, and are charged to expense over the vesting term using the graded method.
     Net Loss per Common Share
     All issued and outstanding common stock and per share amounts contained in the consolidated financial statements and notes have been retroactively adjusted to reflect the 1-for-2 reverse stock split effected on August 2, 2007.
     We compute net loss per share in accordance with SFAS No. 128, Earnings per Share, or SFAS No. 128. Under the provisions of SFAS No. 128, basic net loss per share is computed using the weighted average number of common shares outstanding during the period except that it does not include unvested common shares subject to repurchase. Diluted net loss per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options or warrants or upon the settlement of performance stock units (PSUs) or restricted stock units (RSUs), shares subject to issuance under our 2007 Employee Stock Purchase Program (ESPP), unvested common shares subject to repurchase or cancellation and convertible preferred stock. The dilutive effect of outstanding stock options, PSUs and RSUs, shares subject to issuance under the ESPP, and warrants is reflected in diluted loss per share by application of the treasury stock method. When dilutive, warrants and convertible preferred stock are reflected on an if-converted basis from the date of issuance.
     Basic and diluted net loss per common share were the same for the three months ended May 31, 2008 and 2007, as the impact of all potentially dilutive securities outstanding was anti-dilutive.
     The following table presents the calculation of historical basic and diluted net loss per common share (in thousands, except per share data):

	Three Months Ended May 31,
	2008	2007
Net loss	$(1,034)	$(1,243)

Weighted average number of common shares outstanding	26,635	6,675
Less: Weighted average number of common shares subject to repurchase	(26)	(171)

Shares used in computing net loss per common share, basic and diluted	26,609	6,504

Net loss per common share, basic and diluted	$(0.04)	$(0.19)

     The following weighted average outstanding shares subject to options to purchase common stock, PSUs and RSUs, shares subject to issuance under the ESPP, warrants to purchase common stock, common stock subject to repurchase, convertible preferred stock and shares subject to warrants to purchase redeemable convertible preferred stock were excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an anti-dilutive effect (in thousands):

	Three Months Ended May 31,
	2008	2007
Shares subject to options to purchase common stock, PSUs and RSUs, and shares subject to issuance under the ESPP	4,684	6,399
Shares subject to warrants to purchase common stock	—	75
Common stock subject to repurchase	26	171
Warrants (if-converted basis)	—	107
Convertible preferred stock (if-converted basis until initial public offering)	—	13,511

Total	4,710	20,263

     Recent Accounting Pronouncements
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, or SFAS No. 141R, which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree in a business combination. SFAS No. 141R also establishes principles around how goodwill acquired in a business combination or a gain from a bargain purchase should be recognized and measured, as well as provides guidelines on the disclosure requirements on the nature and financial impact of the business combination. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008, and we will adopt it beginning in the first quarter of fiscal 2010. We currently do not know what impact, if any, the adoption of SFAS No. 141R will have on our consolidated financial statements.
     In June 2007, the FASB ratified EITF 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities, or EITF 07-3. EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. EITF 07-3 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007. We adopted EITF 07-3 in March 2008 and there was no material impact on our consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115, or SFAS No. 159. Under SFAS No. 159, a company may choose, at specified election dates, to measure eligible financial instruments and certain other items at fair value that are not otherwise required to be so measured. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in the period of change. SFAS No. 159 became effective as of March 1, 2008. Upon initial adoption, this statement provides entities with a one-time chance to elect the fair value option for the eligible items. The effect of the first measurement to fair value should be reported as a cumulative-effect adjustment to the opening balance of retained earnings in the year this statement is adopted. We adopted SFAS No. 159 on March 1, 2008, the beginning of our fiscal year 2009, and did not make any elections for fair value accounting. Therefore, we did not record a cumulative-effect adjustment to our opening retained earnings balance.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, or SFAS No. 157, which defines fair value, establishes a framework for measuring fair value and requires additional disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. In November 2007, the FASB agreed to defer the effective date of SFAS No. 157 for one year for all nonfinancial assets and nonfinancial liabilities, except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Generally, the provisions of this statement should be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied. We adopted SFAS No. 157 in March 2008 and there was no material impact on our consolidated financial statements.

2. Balance Sheet Accounts
     Marketable Securities
     Marketable securities, at amortized cost, consisted of the following as of the dates indicated (in thousands):

	As of	As of
	May 31,	February 29,
	2008	2008
Commercial paper	2,394	6,946
Corporate bonds	4,920	4,721
U.S. agency bonds	27,012	20,766
Asset backed securities	—	199

	$34,326	$32,632

     All investments are held to maturity, and thus, there were no recognized gains or losses during the periods presented. We have the ability and intent to hold these investments to maturity and do not believe any of the marketable securities are impaired based on our evaluation of available evidence as of May 31, 2008. At May 31, 2008, we held no auction rate or asset-backed securities. We expect to receive all principal and interest on all of our investment securities. All of our marketable securities at May 31, 2008 had maturities of less than two years.
     Accounts Payable and Accrued Expenses
     Accounts payable and accrued expenses consisted of the following as of the dates indicated (in thousands):

	As of	As of
	May 31,	February 29,
	2008	2008
Accounts payable	$2,127	$1,304
Accrued professional services	677	569
Income taxes payable	91	158
Accrued compensation	4,069	4,648
Other accrued liabilities	609	290

Total accounts payable and accrued expenses	$7,573	$6,969

     Other Assets, Net
     Other assets, net consisted of the following as of the dates indicated (in thousands):

	As of	As of
	May 31,	February 29,
	2008	2008
Purchased intangible assets, net of accumulated amortization of $1,530 and $1,289, respectively	$3,520	$3,761
Goodwill	5,290	5,290
Other	804	1,129

Total other assets, net	$9,614	$10,180

3. Commitments and Contingencies
     Commitments
     In May 2008, we entered into a royalty-free, perpetual, worldwide agreement with a research and consulting firm pursuant to which we acquired rights to develop upon the firm’s assortment optimization technology and to integrate it into our software service offering for sale to the retail industry. In consideration, we will pay an aggregate of $1,450,000 in installments through January 2009. Upon delivery of the source code, this technology will be classified as an intangible asset and amortized into operating expenses over an estimated life of approximately 18 months.
     At May 31, 2008, we had an outstanding irrevocable letter of credit in connection with a noncancelable operating lease commitment which we issued in favor of our landlord, for an aggregate amount of $200,000 that will automatically renew until the lease expires in February 2010. We secured the letter of credit using our existing line of credit, as described in Note 4.
     Legal Proceedings
     We are from time to time involved in legal matters that arise in the normal course of business. Based on information currently available, we do not believe that the ultimate resolution of any current matters, individually or in the aggregate, will have a material adverse effect on our business, financial condition or results of operations.
4. Debt
     In connection with our TradePoint acquisition, we issued a $1.8 million promissory note to former TradePoint shareholders. At May 31, 2008, $434,000 remained outstanding and payable thereunder.
     In April 2008, we entered into a new revolving line of credit with a total borrowing capacity of $15.0 million, which was reduced by an outstanding letter of credit in the amount of $200,000 associated with an operating lease, and terminated our existing $5.0 million credit facility. Amounts borrowed will bear interest, at our election, at a rate equal to either (i) the financial institution’s prime rate at the time of the borrowing or (ii) the LIBOR rate plus 2.0%. The line of credit is collateralized by substantially all of our assets and requires us to comply with working capital, net worth, and other non-financial covenants, including limitations on indebtedness and restrictions on dividend distributions, among others. In April 2008, the available balance was reduced by $200,000 to $14.8 million to secure a non-cancelable operating lease commitment. Throughout the period ended May 31, 2008 we were in compliance with all loan covenants, and at May 31, 2008 we had no outstanding debt under the line of credit.
5. Stockholders’ Equity
     Equity Incentive Plans and Employee Stock Purchase Plan
     1999 Equity Incentive Plan
     In December 1999, our Board of Directors adopted the 1999 Equity Incentive Plan (the “1999 Plan”). The 1999 Plan, which expired on August 8, 2007, provided for incentive or nonstatutory stock options, stock bonuses and rights to acquire restricted stock to be granted to employees, outside directors and consultants. As of May 31, 2008, options to purchase 6,298,902 shares were outstanding under the 1999 Plan. Such options are exercisable as specified in each option agreement, generally vest over four years, and expire no more than ten years from the date of grant.
     2007 Equity Incentive Plan
     In May 2007, our Board of Directors adopted, and in July 2007 our stockholders approved, the 2007 Equity Incentive Plan (the “2007 Plan”). The 2007 Plan became effective upon our initial public offering, or IPO. The 2007 Plan, which is administered by the Compensation Committee of our Board of Directors, provides for stock options, stock units, restricted shares, and stock appreciation rights to be granted to employees, non-employee directors and consultants. We initially reserved 3.0 million shares of our common stock for issuance under the 2007 Plan. In addition, on the first day of each fiscal year commencing with fiscal year 2009, the aggregate number of shares reserved for issuance under the 2007 Plan shall automatically increase by a number equal to the lowest of a) 5% of the total number of shares of common stock then outstanding, b) 3,750,000 shares, or c) a number determined by our Board of Directors. As of May 31, 2008, a total of 1,797,861 shares were available for issuance under the 2007 Plan.
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
     On August 17, 2007, our Compensation Committee granted 1,000,000 PSUs to certain of our executive officers and other key employees. These awards had a grant date fair value of approximately $10.0 million, which is to be recognized over the vesting lives of the awards. These PSU grants are divided into two tranches. The first tranche consists of 30% of each grant, and relates to fiscal 2008 company performance and subsequent individual service requirements. The second tranche consists of the remaining 70% of each grant, and relates to fiscal year 2009 company performance and subsequent individual service requirements. These PSUs may vest over a period of up to 29 months. As of May 31, 2008, there were 787,500 shares subject to outstanding PSUs granted on August 17, 2007.
     On March 4, 2008, our Compensation Committee granted 160,000 PSUs to an executive officer. This PSU grant consists of a single tranche, and relates to company performance metrics for fiscal 2009 and subsequent individual service requirements. At the measurement date, the fair value of the PSUs granted on March 4, 2008 was approximately $1.7 million.
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
     In the three months ended May 31, 2008, our Compensation Committee granted 545,900 RSUs to our executive officers and certain other employees. All of these RSUs will vest on April 15, 2010 subject to each grantee’s continued service. At the measurement date, the fair value of the RSUs was approximately $5.7 million.
     2007 Employee Stock Purchase Plan
     In May 2007 our Board of Directors adopted, and in July 2007 our stockholders approved, the 2007 Employee Stock Purchase Plan (the “ESPP”). Under the ESPP, eligible employees may purchase shares of common stock at a price per share equal to 85% of the lesser of the fair market values of our common stock at the beginning or end of the applicable offering period. The initial offering period commenced on August 8, 2007 and ended on April 15, 2008; each subsequent offering period will last for six months. We initially reserved 500,000 shares of our common stock for issuance under the ESPP. In addition, on the first day of each fiscal year commencing with fiscal year 2009, the aggregate number of shares reserved for issuance under the ESPP shall automatically increase by a number equal to the lowest of a) 1% of the total number of shares of common stock then outstanding, b) 375,000 shares, or c) a number determined by our Board of Directors. As of May 31, 2008, a total of 764,827 shares were available for issuance under the ESPP.
     Stock-Based Compensation Expense Associated with Awards to Employees
     Stock-based compensation expense related to stock-based awards to employees is based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R and is recognized over the respective vesting periods of the applicable awards on a straight-line basis. During the three months ended May 31, 2008, we issued employee stock-based awards in the form of stock options, PSUs, RSUs and shares subject to the ESPP.
     We use the Black-Scholes pricing model to determine the fair value of stock options. The determination of the fair value of stock-based awards on the date of grant using this pricing model is affected by our stock price as well as by assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rates and expected dividends. The estimated grant date fair values of the employee and non-employee director stock options, PSUs, RSUs and ESPP shares were calculated using the Black-Scholes option pricing model, based on the following assumptions:

	Three Months Ended May 31,
	2008	2007
Stock options:
Weighted average expected term (in years)	4.2	3.5
Expected stock price volatility	38%	36-39%
Risk-free interest rate	3.25%	4.8%
Expected dividend yield	0%	0%
Weighted average per share fair value of stock options granted during the period	$3.38	$7.02
Performance stock units:(1)
Weighted average per share fair value of performance stock units granted during the period	$10.37
Restricted stock units:(1)
Weighted average per share fair value of restricted stock units granted during the period	$10.40
Employee Stock Purchase Plan:(1)
Weighted average expected term (in months)	6
Expected stock price volatility	43%
Risk-free interest rate	2.0%
Expected dividend yield	0%

(1)	No awards were issued prior to August 2007.

     The aggregate intrinsic value of options exercised during the three months ended May 31, 2008 was $2.5 million, determined at the date of option exercise. The aggregate intrinsic value of outstanding stock options was calculated as the difference between the exercise price of the underlying stock option awards and the closing market value of our common stock on the date of exercise.
     We estimate forfeitures for our stock options, PSUs, and RSUs at the time of grant, and at the end of each reporting period we revise those estimates based on actual results and on service and performance criteria, taking into account cancellations related to terminations, as applicable to each award. The estimation of whether the performance targets and service periods will be achieved requires judgment. When our revised estimates result in a change to the number of awards expected to vest, we record a cumulative effect adjustment in the current period. When our revised estimates result in a change to the recognition period, we record the effect prospectively. During the three months ended May 31, 2008, we recorded a cumulative effect adjustment which resulted in a decrease to stock-based compensation expense of approximately $940,000 for that period.
     As of May 31, 2008, we had $7.5 million of gross unrecognized stock-based compensation expense, excluding estimated forfeitures, related to unvested stock options granted after March 1, 2006. This amount is expected to be recognized over a weighted average period of approximately 2.7 years.
     As of May 31, 2008, we had $6.7 million of gross unrecognized stock-based compensation expense, excluding estimated forfeitures, related to PSUs. This amount is expected to be recognized over a weighted average period of 1.1 years.
     As of May 31, 2008, we had $5.1 million of gross unrecognized stock-based compensation expense, excluding estimated forfeitures, related to RSUs. This amount is expected to be recognized over a weighted average period of 1.9 years.
     Total stock-based compensation expense of approximately $146,000 related to the August 8, 2007 purchase period under the ESPP has been recognized on a straight-line basis through April 15, 2008, the end of the purchase period. Total stock-based compensation expense of approximately $189,000 related to the April 15, 2008 purchase period under the ESPP is being recognized on a straight-line basis through October 15, 2008, the end of the purchase period.
     Stock-Based Compensation Expense Associated with Awards to Non-Employees
     Stock-based compensation expense related to stock options granted to non-employees is recognized as the stock options vest. We believe that the fair value of the stock options granted is more reliably measurable than the fair value of the services received. The fair value of the stock options granted is calculated at each reporting date using the Black-Scholes option pricing model as prescribed by SFAS No. 123R.
     Stock-based compensation expense in the three months ended May 31, 2008 and 2007 related to options granted to non-employees was approximately $2,000 and $179,000, respectively.
6. Income Taxes
     In the three months ended May 31, 2008, we recorded income tax expense of approximately $80,000 compared to $11,000 in the corresponding period of the prior year. The income tax expense was for federal minimum income taxes, state income taxes in states where we have no net operating loss carryforwards and foreign taxes. Our effective tax rate differs from our statutory rate primarily due to the utilization of our net operating loss carryforwards to offset taxes payable for federal purposes and for certain states.
     We record liabilities related to uncertain tax positions in accordance with the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes. There were no material changes to our unrecognized tax benefits in the three months ended May 31, 2008 and we do not expect to have any significant changes to unrecognized tax benefits over the next twelve months. Because of our history of operating losses, all years remain open to audit.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. In addition, we may make other written and oral communications from time to time that contain such statements. Forward-looking statements include statements as to industry trends and future expectations of ours and other matters that do not relate strictly to historical facts. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. These forward-looking statements include statements in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included elsewhere in this Form 10-Q and in our other Securities and Exchange Commission filings, including our Annual Report on Form 10-K for the fiscal year ended February 29, 2008. Furthermore, such forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto appearing elsewhere in this Form 10-Q and with the consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operation appearing in our Annual Report on Form 10-K for the fiscal year ended February 29, 2008.
Overview
     We are a leading provider of Consumer Demand Management, or CDM, solutions. CDM is a software category based on quantifying, predicting and shaping consumer demand. Our software services enable retailers and consumer products, or CP, companies to define strategies based on a scientific understanding of consumer behavior and make actionable pricing, promotion and other merchandising and marketing decisions to achieve their revenue, profitability and sales volume objectives. We deliver our applications by means of a software-as-a-service, or SaaS, model, which allows us to capture and analyze the most recent retailer and market-level data and enhance our software services rapidly to address our customers’ ever-changing merchandising and marketing needs.
     Our CDM solutions consist of one or more software services and complementary analytical services. We offer our solutions individually or as a suite of integrated applications. Our software services are configurable to accommodate individual customer needs. Our solutions for the retail industry include DemandTec Lifecycle Price Optimizationtm, DemandTec End-to-End Promotion Managementtm, DemandTec Assortment & Spacetm, and DemandTec Marketingtm. Our solutions for the CP industry include DemandTec Trade Planning & Optimizationtm and DemandTec End-to-End Promotion Managementtm. The DemandTec Platformtm underlies all of our solutions for the retail and CP industries and the DemandTec TradePoint Networktm connects the two industries for online collaboration. We were incorporated in November 1999 and began selling our software in fiscal 2001. Our revenue has grown from $9.5 million in fiscal 2004 to $61.3 million in fiscal 2008 and was $18.1 million in the three months ended May 31, 2008. Our operating expenses have also increased significantly during these same periods. We have incurred losses to date and had an accumulated deficit of approximately $73.5 million at May 31, 2008.
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
     Our agreements with retailers are large contracts that generally are two to three years in length. The annual contract value for each retail customer agreement is largely related to the size of the retailer. Therefore, the aggregate annual contract value in a given period can fluctuate from period to period. Our agreements with CP companies are principally one year in length and the significant majority are smaller in annual and aggregate contract value than our retail customer contracts. Historically, the agreements we have signed in our fiscal first quarter have generally had an aggregate annual contract value that is the lowest of any of our fiscal quarters during a given fiscal year and less than the aggregate annual contract value of the agreements signed in the preceding fiscal fourth quarter. In addition, a significant percentage of our new customer agreements are entered into during the last month, weeks or even days of each quarter-end.

     We are headquartered in San Carlos, California, and have sales and marketing offices in North America, Europe and Japan. We sell our software through our direct sales force and receive a number of customer prospect introductions through third-parties such as systems integrators and a data syndication company. In the three months ended May 31, 2008, approximately 85% of our revenue was attributable to sales of our software to companies located in the United States. In the future, we expect to derive a greater percentage of total revenue from international customers by expanding our operations, professional services and direct sales force abroad, thereby incurring additional operating expenses and capital expenditures. Our ability to achieve profitability will also be affected by our revenue growth as well as the operating expenses associated with supporting that growth. Our largest category of operating expenses is research and development expenses, and the largest component of our operating expenses is personnel costs.
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
Critical Accounting Policies and Estimates
     We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States. These accounting principles require us to make certain estimates and judgments that can affect the reported amounts of assets and liabilities as of the date of our consolidated financial statements, as well as the reported amounts of revenue and expenses during the periods presented. We believe that our estimates and judgments were reasonable based upon information available to us at the time that these estimates and judgments were made. On an ongoing basis we evaluate our estimates and judgments. To the extent that there are material differences between these estimates and actual results, our consolidated financial statements could be adversely affected. The accounting policies that we believe reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:
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
     During the three months ended May 31, 2008, there were no significant changes in our critical accounting policies. During the three months ended May 31, 2008, we changed our estimate of the number of shares expected to vest utilized in calculating stock-based compensation expenses. Please refer to Note 5 of Notes to Consolidated Financial Statements included herein for a more complete discussion of the change in estimate. Also, please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended February 29, 2008 and Note 1 of Notes to Consolidated Financial Statements included herein for a more complete discussion of our critical accounting policies and estimates.
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

	Three Months Ended May 31,
	2008	2007
	(in thousands)
Revenue	$18,054	$13,248
     Three Months Ended May 31, 2008 Compared to the Three Months Ended May 31, 2007. Revenue for the three months ended May 31, 2008 increased approximately $4.8 million, or 36.3%, over the corresponding period of the prior year.
     Revenue from new customers increased $1.5 million and revenue from existing customers increased $3.3 million in the three months ended May 31, 2008 over the corresponding period of the prior year. New customers are those that did not contribute any revenue in the three months ended May 31, 2007. Existing customers are those that contributed revenue in each of the periods presented.
     In the three months ended May 31, 2008, revenue from customers located outside the United States represented 15% of revenue compared to 13% in the corresponding period of the prior year. We expect that, in the future, revenue from customers outside the United States will increase as a percentage of total revenue on an annual basis.
     In the three months ended May 31, 2008, revenue from retail customers represented 87% of revenue and revenue from CP companies represented 13% of revenue, compared to 93% and 7%, respectively, in the corresponding period of the prior year. We expect that, in the future, revenue from CP companies will increase as a percentage of total revenue on an annual basis.
Cost of Revenue
     Cost of revenue includes expenses related to data center costs, depreciation expenses associated with computer equipment and software, compensation and related expenses of operations, technical customer support and professional services personnel, amortization of acquired intangible assets and allocated overhead expenses. We have contracts with two third parties for the use of their data center facilities, and our data center costs principally consist of the amounts we pay to these third parties for rack space, power and similar items. Amortization of acquired intangible assets relates to developed technology acquired in the TradePoint acquisition. We are amortizing this acquired developed technology over five years on a straight-line basis. We allocate overhead costs, such as rent and occupancy costs, employee benefits, information management costs, and legal and other costs, to all departments predominantly based on headcount. As a result, we include allocated overhead expenses in cost of revenue and each operating expense category.

	Three Months Ended May 31,
	2008	2007
	(dollars in thousands)
Revenue	$18,054	$13,248
Cost of revenue	5,655	4,323
Gross profit	12,399	8,925
Gross margin	68.7%	67.4%
     Three Months Ended May 31, 2008 Compared to the Three Months Ended May 31, 2007. Cost of revenue in the three months ended May 31, 2008 increased approximately $1.3 million, or 30.8%, over the corresponding period of the prior year. The increase was due primarily to personnel costs, data center related costs and allocated overhead.

     Personnel costs increased primarily as a result of increased headcount and stock-based compensation expense. Consulting services, support services, and production operations headcount increased to 84 at May 31, 2008 from 74 at May 31, 2007. Personnel costs increased approximately $735,000 in the three months ended May 31, 2008 over the corresponding period of the prior year. Personnel costs include all compensation, benefits and hiring costs. Stock-based compensation expense included in cost of revenue, which is a component of personnel costs, was approximately $389,000 in the three months ended May 31, 2008 as compared to $99,000 in the corresponding period of the prior year. In the three months ended May 31, 2008, we continued to build-out our data centers which resulted in an increase in our data center costs by approximately $228,000 compared to the corresponding period of the prior year.
     Allocated overhead expenses increased approximately $161,000 in the three months ended May 31, 2008 compared to the corresponding period of the prior year, primarily due to increased infrastructure support expenses associated with growth.
     Our gross margin increased to 68.7 percent in the three months ended May 31, 2008 compared to 67.4 percent in the corresponding period of the prior year as we spread our data infrastructure and personnel costs over a larger customer base. The increase in stock-based compensation expense included in cost of revenue partially offset an increase in our gross margin associated with spreading costs over a larger customer base. We expect that our cost of revenue will decrease as a percentage of revenue and our gross margin will increase in the future as we grow our customer base. In addition, we are amortizing acquired intangible assets over three to ten years on a straight-line basis, which, absent any impairment, will result in quarterly amortization expense of approximately $150,000 in cost of revenue through the three months ended August 31, 2009 and declining amounts thereafter. We expect that stock-based compensation charges included in cost of revenue will increase in the near term but will vary over the long term depending on the timing and magnitude of equity incentive grants during each quarter.
Research and Development Expenses
     Research and development expenses include compensation and related expenses for our research, product management and software development personnel and allocated overhead expenses. We devote substantial resources to extending our existing software applications as well as to developing new software.

	Three Months Ended May 31,
	2008	2007
	(dollars in thousands)
Research and development	$6,503	$5,072
Percent of revenue	36.0%	38.3%
     Three Months Ended May 31, 2008 Compared to the Three Months Ended May 31, 2007. Research and development expenses in the three months ended May 31, 2008 increased approximately $1.4 million, or 28.2%, over the corresponding period of the prior year, primarily due to increased personnel costs and allocated overhead expenses.
     Personnel costs increased approximately $981,000 in the three months ended May 31, 2008 over the corresponding period of the prior year, primarily as a result of increased headcount and stock-based compensation expense. Research and development headcount increased to 100 at May 31, 2008 from 85 at May 31, 2007. Personnel costs include all compensation, benefits and hiring costs. Stock-based compensation expense included in research and development expenses, which is a component of personnel costs, was $592,000 in the three months ended May 31, 2008 and $71,000 in the three months ended May 31, 2007.
     Allocated overhead expenses increased approximately $293,000 in the three months ended May 31, 2008 compared to the corresponding period of the prior year, primarily due to increased infrastructure support expenses associated with growth.
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

	Three Months Ended May 31,
	2008	2007
	(dollars in thousands)
Sales and marketing	$5,172	$3,743
Percent of revenue	28.6%	28.3%
     Three Months Ended May 31, 2008 Compared to the Three Months Ended May 31, 2007. Sales and marketing expenses in the three months ended May 31, 2008 increased approximately $1.4 million, or 38.2%, over the corresponding period of the prior year primarily as a result of increased personnel costs and allocated overhead expenses.
     Personnel costs increased approximately $1.1 million in the three months ended May 31, 2008 over the corresponding period of the prior year, primarily due to increased headcount, increased commissions expense and increased stock-based compensation expense. Sales and marketing headcount increased to 37 at May 31, 2008 from 33 at May 31, 2007. Personnel costs include all compensation, benefits and hiring costs. Personnel costs associated with hiring increased by $311,000 in the three months ended May 31, 2008 compared to the corresponding period of the prior year. Commission expense increased by $354,000 in the three months ended May 31, 2008 compared to the corresponding period of the prior year, primarily as a result of increased revenue. Commission costs are deferred and recognized over the related revenue recognition period. Stock-based compensation expense included in sales and marketing expenses, which also is a component of personnel costs, was $440,000 in the three months ended May 31, 2008 and $89,000 for the corresponding period of the prior year.
     Allocated overhead expenses increased approximately $179,000 in the three months ended May 31, 2008 over the corresponding period of the prior year, primarily due to increased infrastructure support expenses associated with growth.
     We expect that, in the future, sales and marketing expenses will increase in absolute dollars as we hire additional personnel and spend more on marketing programs, but remain relatively constant or decrease slightly as a percentage of revenue. In addition, we expect that stock-based compensation charges included in sales and marketing expenses will increase in the near term but will vary over the long term depending on the timing and magnitude of equity incentive grants during each quarter.
General and Administrative Expenses
     General and administrative expenses include compensation and related expenses for our executive, finance and accounting, human resources, legal and information management personnel, third-party professional services, travel and entertainment expenses, other corporate expenses and overhead not allocated to cost of revenue, research and development expenses, or sales and marketing expenses. Third-party professional services primarily include outside legal, audit and tax-related consulting costs.

	Three Months Ended May 31,
	2008	2007
	(dollars in thousands)
General and administrative	$2,174	$1,129
Percent of revenue	12.0%	8.5%
     Three Months Ended May 31, 2008 Compared to the Three Months Ended May 31, 2007. General and administrative expenses in the three months ended May 31, 2008 increased approximately $1.0 million, or 92.6%, over the corresponding period of the prior year. The increase was primarily due to increased personnel costs and increased third-party professional services, principally for accounting and auditing services, and allocated overhead expenses associated with being a public company. Personnel costs increased approximately $612,000 in the three months ended May 31, 2008 over the corresponding period of the prior year, primarily as a result of headcount increases and stock-based compensation expense. General and administrative headcount increased to 37 at May 31, 2008 from 26 at May 31, 2007. Personnel costs include all compensation, benefits and hiring costs. Stock-based compensation expense included in general and administrative expenses, which is included in personnel costs, was $368,000 in the three months ended May 31, 2008 and $137,000 for the corresponding period of the prior year.

     Third-party accounting and auditing costs increased approximately $220,000 in the three months ended May 31, 2008 compared to the corresponding period of the prior year, primarily due to costs associated with Sarbanes-Oxley compliance and increased audit expenses.
     Allocated overhead expenses increased approximately $116,000 in the three months ended May 31, 2008 compared to the corresponding period of the prior year, primarily due to increased infrastructure support expenses associated with growth and the increased costs associated with being a publicly traded company.
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
Amortization of Acquired Intangible Assets

	Three Months Ended May 31,
	2008	2007
	(dollars in thousands)
Amortization of acquired intangible assets	$89	$91
Percent of revenue	0.5%	0.7%
     Three Months Ended May 31, 2008 Compared to the Three Months Ended May 31, 2007. Amortization of acquired intangible assets associated with our acquisition of TradePoint in November 2006 remained relatively constant in the three months ended May 31, 2008 as compared to the corresponding period of the prior year. We expect that amortization of acquired intangible assets will increase in the near term as a result of our May 2008 acquisition of rights related to assortment optimization technology. We are amortizing acquired intangible assets over three to ten years on a straight-line basis, which, absent any impairment, will result in quarterly amortization expense of approximately $332,000 in operating expenses and $150,000 in cost of revenue through the three months ending August 31, 2009 and declining amounts thereafter.
Other Income (Expense), Net

	Three Months Ended May 31,
	2008	2007
	(in thousands)
Interest income	$534	$350
Interest expense	(3)	(393)
Other income (expense)	54	(79)

Other income (expense), net	$585	$(114)

     Three Months Ended May 31, 2008 Compared to the Three Months Ended May 31, 2007. Other income (expense), net increased $699,000 in the three months ended May 31, 2008 compared to the corresponding period of the prior year. The increase was primarily due to increased interest income from higher invested cash balances and decreased interest expense associated with the payoff of our credit facility prior to the three months ended May 31, 2008.
     Interest income increased $184,000 in the three months ended May 31, 2008 compared to the corresponding period of the prior year, primarily due to our investment of the proceeds from our initial public offering in August 2007, partially offset by lower interest rates.
     Interest expense decreased $390,000 in the three months ended May 31, 2008 compared to the corresponding period of the prior year as we paid off approximately $13.0 million in interest-bearing debt subsequent to the three months ended May 31, 2007 and prior to the three months ended May 31, 2008.
     Other income (expense)  increased $125,000 in the three months ended May 31, 2008 compared to the corresponding period of the prior year. The increase was primarily due to an increase in foreign exchange gains of $59,000 and no warrant expense related to accretion of the fair value of preferred stock warrants in the three months ended May 31, 2008 compared to $8,000 of foreign exchange gains and $79,000 of warrant expense related to increases in the fair value of preferred stock warrants in the corresponding period of the prior year.
     We expect interest income to remain relatively constant throughout the remainder of fiscal year 2009.
Provision for Income Taxes

	Three Months Ended May 31,
	2008	2007
	(in thousands)
Provision for income taxes	$80	$11
     In the three months ended May 31, 2008, we incurred income tax expense of $80,000 compared to $11,000 in the corresponding period of the prior year. The income tax expense was for federal minimum income taxes, state income taxes in states where we have no net operating loss carryforwards and foreign taxes. Our effective tax rate differs from our statutory rate primarily due to the utilization of our net operating loss carryforwards to offset taxes payable for federal purposes and for certain states.
     Since inception, we have incurred annual operating losses and, accordingly, have recorded a provision for income taxes primarily for federal minimum income taxes, state income taxes principally in states where we have no net operating loss carryforwards and foreign taxes. At February 29, 2008, we had federal and state net operating loss carryforwards of approximately $54.1 million and $35.3 million, respectively, to cover future taxable income.
Stock-Based Compensation Expense
     Total stock-based compensation expense increased by approximately $1.4 million in the three months ended May 31, 2008 compared to the corresponding period of the prior year as a result of options granted to new and existing employees subsequent to May 31, 2007, PSUs granted in August 2007 and March 2008, and RSUs granted in March 2008. The increase was partially offset by a decrease of $940,000 of stock-based compensation expense resulting from our revision of our estimate of the number of awards (primarily PSUs) expected to vest. See Note 5 of Notes to our Consolidated Financial Statements contained herein for further explanation of how we derive and account for these estimates. Excluding the $940,000 decrease, stock-based compensation expense for the three months ended May 31, 2008 would have been $2.7 million. We expect that in the near term, our quarterly stock-based compensation expense will more closely approximate our stock-based compensation expense level excluding the $940,000 decrease in expense.
Liquidity and Capital Resources
     At May 31, 2008, our principal sources of liquidity consisted of cash, cash equivalents, and marketable securities of $80.4 million, net accounts receivable of $12.3 million, and available borrowing capacity under our credit facility of $14.8 million.
     In August 2007, we completed our IPO, in which we raised approximately $57.6 million in net proceeds after deducting underwriting discounts and commissions of $4.6 million and other offering costs of $3.8 million. At May 31, 2008 we held no auction rate or asset-backed securities. Prior to our IPO, we historically funded our operations primarily through private sales of our convertible preferred stock, customer payments for our software services and proceeds from our bank loans and lines of credit.
     In April 2008 we entered into a new revolving line of credit with a total borrowing capacity of $15.0 million, which was reduced by an outstanding letter of credit in the amount of $200,000 associated with an operating lease, and terminated our existing $5.0 million credit facility. Our new $15.0 million revolving line of credit includes a number of covenants and restrictions with which we must comply. For example, our ability to incur debt, grant liens, make investments, enter into mergers and acquisitions, pay dividends, repurchase our outstanding common stock, change our business, enter into transactions with affiliates, and dispose of assets is limited. To secure the line of credit, we have granted our lender a first priority security interest in substantially all of our assets. At the filing date of this Form 10-Q, we were in compliance with all loan covenants and had no outstanding debt under the line of credit.

	Three Months Ended May 31,
	2008	2007
	(in thousands)
Net cash provided by operating activities	$4,397	$3,216
Net cash used in investing activities	(2,577)	(1,095)
Net cash provided by financing activities	1,031	39
Operating Activities
     Our cash flows from operating activities in any period are significantly influenced by the number of customers using our software, the number and size of new customer contracts, the timing of renewals of existing customer contracts, and the timing of payments by these customers. Our largest source of operating cash flows is cash collections from our customers, which results in decreases to accounts receivable. Our primary uses of cash in operating activities are for personnel-related expenditures and rent payments. Our cash flows from operating activities in any period will continue to be significantly affected by the extent to which we add new customers, renew existing customers, collect payments from our customers and increase personnel to grow our business.
     In the three months ended May 31, 2008, we generated $4.4 million of net cash from operating activities principally due to customer cash collections that resulted in a decrease in accounts receivable of $5.9 million, lower payments for operating expenses that resulted in an increase in accounts payable of $1.1 million, and a non-cash related charge for stock-based compensation expense of $1.8 million, partially offset by a decrease in customer billings, principally related to existing customer contractual billings, that resulted in a decrease in deferred revenue of $4.0 million. Our deferred revenue fluctuates on a quarterly basis due to factors such as the timing of renewals on multi-year engagements, and occasions where customers may pay for multiple years up front, as was the case in the three months ended May 31, 2007. Historically, we have had decreased customer billings in our first fiscal quarter compared to the preceding fourth quarter, which has caused our deferred revenue to decrease in comparison to the preceding fourth quarter. In the three months ended May 31, 2007, we generated $3.2 million of net cash from operating activities principally due to customer cash collections that resulted in a decrease in accounts receivable of $1.7 million and increased new and existing customer billings, which resulted in an increase of $4.7 million in deferred revenue, offset by payments for operating and personnel expenses that resulted in a decrease in accounts payable related and accrued compensation expenses of $2.3 million as well as a $1.2 million net loss.
Investing Activities
     Our primary investing activities have been capital expenditures on equipment for our data center and net purchases of marketable securities and payments for an acquisition.
     In the three months ended May 31, 2008, we used $2.5 million of net cash in investing activities related to the net purchases of marketable securities of $1.6 million and capital expenditures of $1.0 million, partially offset by the release of restricted cash balances of $200,000. In the three months ended May 31, 2007, we used $1.1 million of net cash in investing activities consisting of $1.4 million in capital expenditures offset by $343,000 in net maturities of marketable securities.
Financing Activities
     Our primary financing activities have been issuances of common stock related to our IPO and issuances of convertible preferred stock to private investors, the exercise of stock options and borrowings and repayments under our credit facilities.
     In the three months ended May 31, 2008, our primary financing activities were related to the issuance of common stock upon the exercise of stock options, net of repurchases, and the issuance of common stock under our ESPP, which totaled $1.0 million. In the three months ended May 31, 2007, our primary financing activities related to issuances of common stock upon exercise of stock options, net of repurchases, which totaled $39,000.
     We believe that cash provided by operating activities, together with our cash, cash equivalents, and marketable securities balances at May 31, 2008, will be sufficient to fund our projected operating requirements for at least the next twelve months. We may need to raise additional capital or incur additional indebtedness to continue to fund our operations over the long term. Our future capital requirements will depend on many factors, including our rate of revenue growth, our rate of expansion of our workforce, the timing and extent of our expansion into new markets, the timing of introductions of new functionality and enhancements to our software, the timing and size of any acquisitions of other companies or assets and the continuing market acceptance of our software. We may enter into arrangements for potential acquisitions of complementary businesses, services or technologies, which also could require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.
Contractual Obligations
     Our principal commitments consist of obligations under operating leases for office space in the United States and abroad and a note payable to a former TradePoint shareholder. Our lease agreements generally do not provide us with the option to renew. Our future operating lease obligations will change if we enter into new lease agreements upon the expiration of our existing lease agreements and if we enter into new lease agreements to expand our operations.
     In May 2008, we entered into a royalty-free, perpetual, worldwide agreement with a research and consulting firm pursuant to which we acquired rights to develop upon the firm’s assortment optimization technology and to integrate it into our software service offering for sale to the retail industry. In consideration, we will pay an aggregate of $1,450,000 in installments through January 2009. Upon delivery of the source code, this technology will be classified as an intangible asset and amortized into operating expenses over an estimated life of approximately 18 months.
     At May 31, 2008, the future minimum payments under these commitments as well as payments due under our note payable were as follows:

	Payments Due by Period
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(In thousands)
Operating leases	$2,029	$1,074	$955	$—	$—
Note payable to former TradePoint shareholders	434	434	—	—	—
Acquisition of rights to Assortment Optimization	1,450	1,450	—	—	—

Total contractual obligations	$3,913	$2,958	$955	$—	$—

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
Recent Accounting Pronouncements
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, or SFAS No. 141R, which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree in a business combination. SFAS No. 141R also establishes principles around how goodwill acquired in a business combination or a gain from a bargain purchase should be recognized and measured, as well as provides guidelines on the disclosure requirements on the nature and financial impact of the business combination. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008, and we will adopt it beginning in the first quarter of fiscal 2010. We currently do not know what impact, if any, the adoption of SFAS No. 141R will have on our consolidated financial statements.
     In June 2007, the FASB ratified EITF 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities, or EITF 07-3. EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. EITF 07-3 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007. We adopted EITF 07-3 in March 2008 and there was no material impact on our consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115, or SFAS No. 159. Under SFAS No. 159, a company may choose, at specified election dates, to measure eligible financial instruments and certain other items at fair value that are not otherwise required to be so measured. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in the period of change. SFAS No. 159 became effective as of March 1, 2008. Upon initial adoption, this statement provides entities with a one-time chance to elect the fair value option for the eligible items. The effect of the first measurement to fair value should be reported as a cumulative-effect adjustment to the opening balance of retained earnings in the year this statement is adopted. We adopted SFAS No. 159 on March 1, 2008, the beginning of our fiscal year 2009, and did not make any elections for fair value accounting. Therefore, we did not record a cumulative-effect adjustment to our opening retained earnings balance.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, or SFAS No. 157, which defines fair value, establishes a framework for measuring fair value and requires additional disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. In November 2007, the FASB agreed to defer the effective date of SFAS No. 157 for one year for all nonfinancial assets and nonfinancial liabilities, except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Generally, the provisions of this statement should be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied. We adopted SFAS No. 157 in March 2008 and there was no material impact on our consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency Risk
     As we fund our international operations, our cash and cash equivalents could be affected by changes in exchange rates. To date, the foreign currency exchange rate effect on our cash and cash equivalents has not been significant.
     Generally, our international sales agreements are denominated in the country of origin currency, and therefore our revenue is subject to foreign currency risk. Also, some of our operating expenses and cash flows are denominated in foreign currency and, thus, are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the exchange rates for the British Pound and the Euro. We operate internationally and may periodically enter into foreign exchange forward contracts to reduce exposure in non-United States dollar denominated receivables. We formally assess, both at a hedge’s inception and on an ongoing basis, whether the derivatives used in hedging transactions are highly effective in negating currency risk. As of May 31, 2008, we had no outstanding foreign exchange forward contracts but may enter into such contracts in the future as circumstances warrant. We do not enter into derivative financial instruments for speculative or trading purposes.
     We apply SFAS No. 52, Foreign Currency Translation, with respect to our international operations, which are primarily sales and marketing support entities. We have remeasured our accounts denominated in non-U.S. currencies using the U.S. dollar as the functional currency and recorded the resulting gains (losses) within other income (expense), net for the period. We remeasure all monetary assets and liabilities at the current exchange rate at the end of the period, non-monetary assets and liabilities at historical exchange rates, and revenue and expenses at average exchange rates in effect during the period. Foreign currency gains were $59,000 in the three months ended May 31, 2008.
Interest Rate Sensitivity
     We had unrestricted cash and cash equivalents totaling $46.1 million at May 31, 2008. The majority of this amount was invested in money market funds and held in our operating cash account. These unrestricted cash and cash equivalents were held for working capital purposes. Additionally, we had marketable securities of $34.3 million at May 31, 2008. We do not enter into investments for trading or speculative purposes and we do not believe that we have any material exposure to changes in their fair value as a result of changes in interest rates. A change in interest rates of 50 basis points would result in a change in interest income of approximately $402,000 based on current balances and on an annualized basis.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2008, the end of the period covered by this Quarterly Report on Form 10-Q. This evaluation (the “controls evaluation”) was done under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Disclosure controls and procedures means controls and other procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed such that information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based on the controls evaluation, our CEO and CFO have concluded that as of May 31, 2008, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC and to ensure that material information relating to the Company and our consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.
     Our management, including the CEO and CFO, does not expect that our disclosure controls and procedures will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
Changes in Internal Control over Financial Reporting
     No change in our internal control over financial reporting occurred during the three months ended May 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Internal control over financial reporting means a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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
Item 1A. Risk Factors
     Set forth below and elsewhere in this Quarterly Report on Form 10-Q, and in other documents we file with the Securities and Exchange Commission, or SEC, are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Quarterly Report on Form 10-Q and in other written and oral communications from time to time. Because of the following factors, as well as other variables affecting our operating results, past financial performance should not be considered as a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods.
Risks Related to Our Business and Industry
We have a history of losses and we may not achieve or sustain profitability in the future.
     We have a history of losses and have not achieved profitability in any fiscal year. We experienced net losses of $4.5 million, $1.5 million and $2.7 million in fiscal 2008, fiscal 2007 and fiscal 2006, respectively, and a net loss of $1.0 million in the three months ended May 31, 2008. At May 31, 2008, we had an accumulated deficit of $73.5 million. We may continue to incur net losses in the future. In addition, we expect our cost of revenue and operating expenses to continue to increase as we implement initiatives to continue to grow our business. We also expect to incur additional general and administrative expenses associated with being a public company. If our revenue does not increase to offset these expected increases in cost of revenue and operating expenses, we will not be profitable. You should not consider our revenue growth in recent periods as indicative of our future performance. In fact, in future periods our revenue could decline. Accordingly, we cannot assure you that we will be able to achieve or maintain profitability in the future.
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
     We derive a significant percentage of our revenue from a relatively small number of customers, and the loss of any one or more of those customers could decrease our revenue and harm our current and future operating results. Our retail customers accounted for 87% of our revenue in the three months ended May 31, 2008 and 90% of our revenue in fiscal 2008. In the three months ended May 31, 2008, our two largest customers accounted for approximately 23% of our revenue, and in fiscal 2008 our three largest customers accounted for approximately 29% of our revenue. Although our largest customers may vary from period to period, we anticipate that we will continue to depend on revenue from a relatively small number of retail customers. Further, our ability to grow revenue depends on our ability to increase sales to existing customers, to renew agreements with our existing customers and to attract new customers. If economic factors were to negatively impact the retail market segment, it could reduce the amount that these customers spend on information technology, and in particular CDM software, which would adversely affect our revenue and results of operations.
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
     We market our software to large retailers and CP companies, and sales to these customers are complex efforts that involve educating our customers about the use and benefits of our software, including its technical capabilities. Customers typically undertake a significant evaluation process that can result in a lengthy sales cycle, in some cases over twelve months. We spend substantial time, effort and money in our sales efforts without any assurance that our efforts will generate long-term agreements. In addition, customer sales decisions are frequently influenced by macroeconomic factors, budget constraints, multiple approvals, and unplanned administrative, processing and other delays. If sales expected from a specific customer are not realized, our revenue and, thus, our future operating results could be adversely impacted.
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
     We have substantially expanded our overall business, headcount and operations in recent periods. For instance, our headcount grew from 154 employees at February 28, 2006 to 251 employees at February 29, 2008, and to 258 employees at May 31, 2008. This increase included an increase in research and development headcount from 58 employees at February 28, 2006 to 99 employees at February 29, 2008, and to 100 employees at May 31, 2008. In addition, our revenue grew from $32.5 million in fiscal 2006 to $43.5 million in fiscal 2007, and to $61.3 million in fiscal 2008. In the three months ended May 31, 2008 our revenue was $18.1 million. We will need to continue to expand our operations in order to increase our customer base and to develop additional software. Increases in our customer base could create challenges in our ability to implement our software and support our customers. In addition, we will be required to continue to improve our operational, financial and management controls and our reporting procedures. As a result, we may be unable to manage our business effectively in the future, which may negatively impact our operating results.
We have derived most of our revenue from sales to our retail customers. If our software is not widely accepted by CP companies, our ability to grow our revenue and achieve our strategic objectives will be harmed.
     To date, we have derived most of our revenue from retail customers. In the three months ended May 31, 2008 we generated approximately 87% of our revenue from sales to retail customers, while we generated approximately 13% of our revenue from sales to CP companies. In fiscal 2008, we generated approximately 90% of our revenue from sales to retail customers and approximately 10% from sales to CP companies, compared to 94% and 6%, respectively, in fiscal 2007. In order to grow our revenue and to achieve our long-term strategic objectives, it is important for us to expand our sales to derive a more significant portion of our revenue from new and existing CP customers. If CP companies do not widely accept our software, our revenue growth and business will be harmed.
We face intense competition that could prevent us from increasing our revenue and prevent us from becoming profitable.
     The market for our software is highly competitive and we expect competition to intensify in the future. Competitors vary in size and in the scope and breadth of the products and services they offer. Currently, we face competition from traditional enterprise software application vendors such as Oracle Corporation and SAP AG, niche retail software vendors targeting smaller retailers such as KSS Group, and statistical tool vendors such as SAS, Inc. To a lesser extent, we also compete or potentially compete with marketing information providers for the CP industry such as Nielsen and Information Resources, Inc., as well as business consulting firms such as McKinsey & Company, Inc., Deloitte & Touche LLP and Accenture LLP, which offer merchandising consulting services and analyses. Because the market for CDM solutions is relatively new, we expect to face additional competition from other established and emerging companies and, potentially, from internally-developed applications. This competition could result in increased pricing pressure, reduced profit margins, increased sales and marketing expenses and a failure to increase, or the loss of, market share.
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
     As part of our strategy, we intend to expand our international operations. We have limited experience operating in international jurisdictions. In the three months ended May 31, 2008, in fiscal 2008 and in fiscal 2007, 13%, 12% and 6%, respectively, of our revenue was attributable to sales to companies located outside the United States. Our limited experience in operating our business outside of the United States increases the risk that any international expansion efforts that we may undertake will not be successful. In addition, conducting international operations subjects us to new risks that we have not generally faced in the United States. These include:
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
     Portions of our software development, sustaining engineering, quality assurance and testing, operations and customer support are provided by Sonata Services Limited, or Sonata, a third party located in Shanghai, China. As of May 31, 2008, in addition to our 125 employees in our production operations, support services, science, product management and engineering groups located in the United States, an additional 59 Sonata personnel were dedicated to our projects. Remotely coordinating a third party in China requires significant management attention and substantial resources, and there can be no assurance that we will be successful in coordinating these activities. Furthermore, if there is a disruption to these operations in China, it will require that substantial management attention and time be devoted to achieving resolution. If Sonata were to stop providing these services or if there was widespread departure of trained Sonata personnel, this could cause a disruption in our product development process, quality assurance and product release cycles and customer support organizations and require us to incur additional costs to replace and train new personnel.
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
     A change in accounting standards or practices could have a significant effect on our reported results and might affect our reporting of transactions completed before the change is effective. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred in the past and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, on December 16, 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 123R, Share-Based Payment. SFAS No. 123R, which we adopted on March 1, 2006, requires that employee stock-based compensation be measured based on its fair value on the grant date and treated as an expense that is reflected in the financial statements over the related service period. As a result, our operating results for fiscal 2007, fiscal 2008 and the three months ended May 31, 2008 include expenses that are not reflected in prior periods, increasing our net loss and making it more difficult for investors to evaluate our results of operations for these periods relative to prior periods.
We might require additional capital to support our business growth, and this capital might not be available on acceptable terms, or at all.
     We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new software or enhance our existing software, enhance our operating infrastructure and acquire complementary businesses and technologies. In April 2008, we secured a $15.0 million revolving credit line with a financial institution that replaced our prior $5.0 million credit line in order to increase our access to available capital. However, we may need to engage in equity or debt financings or enter into additional credit agreements to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital-raising activities and other financial and operational matters that make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited.
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
     The trading price of our common stock has fluctuated widely in the past and may do so in the future. Further, our common stock has limited trading history. Factors that could affect the trading price of our common stock, many of which are beyond our control, include:
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
     At May 31, 2008, our directors, executive officers and other affiliates beneficially owned, in the aggregate, approximately 49.1% of our outstanding common stock. As a result, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit your ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.
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

None.

(b)	Use of Proceeds from Public Offering of Common Stock

In August 2007, we completed our initial public offering, or IPO, pursuant to a registration statement on Form S-1 (Registration No. 333-143248) which the U.S. Securities and Exchange Commission declared effective on August 8, 2007. Under the registration statement, we registered the offering and sale of an aggregate of up to 6,900,000 shares of our common stock. Of the registered shares, 6,000,000 of the shares of common stock issued pursuant to the registration statement were sold at a price to the public of $11.00 per share. As a result of the IPO, we raised a total of $57.6 million in net proceeds after deducting underwriting discounts and commissions and expenses.

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
As of May 31, 2008, approximately $44.4 million of aggregate net proceeds remained invested in short-term interest-bearing obligations, investment-grade instruments, certificates of deposit or direct or guaranteed obligations of the United States government or in operating cash accounts.

There were no material differences in the actual use of proceeds from our IPO as compared to the planned use of proceeds as described in the final prospectus filed with the Securities and Exchange Commission pursuant to Rule 424(b).

(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Issuer Purchases of Equity Securities
			Total Number of Shares	Maximum Number of
	Total Number		Purchased as Part of	Shares that May Yet Be
	of Shares	Average Price	Publicly Announced	Purchased Under the
Period	Purchased (1)	Paid per Share	Plans or Programs	Plans or Programs
3/1/08 - 3/31/08	—	$—	—	—
4/1/08 - 4/30/08	—	$—	—	—
5/1/08 - 5/31/08	256	$1.30	—	—

Total	256		—

(1)	Under our 1999 Equity Incentive Plan we granted options to purchase common stock that permit the optionee to exercise the option before vesting, with us retaining a right to repurchase any unvested shares at the optionee’s original cost in the event of the optionee’s cessation of service. We ceased to grant further options with this repurchase feature after December 2, 2005. This table shows the shares acquired by us upon our repurchase of unvested shares upon an employee’s termination during the quarter ended May 31, 2008.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     None.

Item 6. Exhibits

Exhibit
No.	Description

10.1*	Separation Agreement dated as of June 9, 2008, by and between DemandTec, Inc. and John C. Crouch

10.2	Loan and Security Agreement dated as of April 9, 2008 by and between DemandTec, Inc. and Silicon Valley Bank (incorporated herein by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 14, 2008)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Represents a management agreement or compensatory plan.
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
Dated: July 3, 2008

DemandTec, Inc.
By:	/s/ Mark A. Culhane
Mark A. Culhane
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit
No.	Description

10.1*	Separation Agreement dated as of June 9, 2008, by and between DemandTec, Inc. and John C. Crouch

10.2	Loan and Security Agreement dated as of April 9, 2008 by and between DemandTec, Inc. and Silicon Valley Bank (incorporated herein by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 14, 2008)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Represents a management agreement or compensatory plan.