Form 10-Q
period 2008-08-31
DemandTec, Inc.
filed 2008-10-03
CIK 1400400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 001-33634
DemandTec, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	94-3344761 (I.R.S. Employer Identification Number)
One Circle Star Way, Suite 200
San Carlos, California 94070
(Address of Principal Executive Offices including Zip Code)
(650) 226-4600
(Registrant’s Telephone Number, Including Area Code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s common stock, par value $0.001, outstanding as of September 24, 2008 was: 27,605,068.

DemandTec, Inc.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
DemandTec, Inc.
Consolidated Balance Sheets
(in thousands, except per share data)

	As of	As of
	August 31,	February 29,
	2008	2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$45,496	$43,257
Marketable securities	30,802	30,547
Accounts receivable, net of allowances of $130 and $160 as of August 31, 2008 and February 29, 2008, respectively	12,175	18,227
Other current assets	4,542	4,161

Total current assets	93,015	96,192
Marketable securities, non-current	7,164	2,085
Property, equipment and leasehold improvements, net	5,211	5,139
Restricted cash	—	200
Other assets, net	10,459	10,180

Total assets	$115,849	$113,796

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$11,141	$6,969
Deferred revenue	45,171	44,006
Other current liabilities	456	478

Total current liabilities	56,768	51,453

Deferred revenue, non-current	4,939	11,369
Other long-term liabilities	544	677
Commitments and contingencies (see Note 3)
Stockholders’ equity:
Common stock, $0.001 par value — 175,000 shares authorized as of August 31, 2008 and February 29, 2008; 27,539 and 26,452 shares issued and outstanding, respectively, excluding 15 and 31 shares subject to repurchase, respectively, as of August 31, 2008 and February 29, 2008	28	26
Additional paid-in capital	128,351	122,699
Accumulated other comprehensive income	249	—
Accumulated deficit	(75,030)	(72,428)

Total stockholders’ equity	53,598	50,297

Total liabilities and stockholders’ equity	$115,849	$113,796

See Notes to Consolidated Financial Statements.

DemandTec, Inc.
Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2008	2007	2008	2007
Revenue	$18,632	$14,673	$36,686	$27,921
Cost of revenue(1)(2)	5,846	5,015	11,501	9,338

Gross profit	12,786	9,658	25,185	18,583

Operating expenses:
Research and development(2)	6,610	5,066	13,113	10,138
Sales and marketing(2)	5,239	3,876	10,411	7,619
General and administrative(2)	2,497	1,269	4,671	2,398
Amortization of acquired intangible assets	331	91	420	182

Total operating expenses	14,677	10,302	28,615	20,337

Loss from operations	(1,891)	(644)	(3,430)	(1,754)
Interest income	472	430	1,006	780
Interest expense	(20)	(823)	(23)	(1,216)
Other income (expense), net	(117)	54	(63)	(25)

Loss before provision for income taxes	(1,556)	(983)	(2,510)	(2,215)
Provision for income taxes	12	127	92	138

Net loss	$(1,568)	$(1,110)	$(2,602)	$(2,353)

Net loss per common share, basic and diluted	$(0.06)	$(0.10)	$(0.10)	$(0.26)

Shares used in computing net loss per common share, basic and diluted	27,204	11,443	26,951	8,974

(1) Includes amortization of acquired intangible assets	$153	$152	$305	$304
(2) Includes stock-based compensation expense as follows:
Cost of revenue	$465	$201	$854	$300
Research and development	580	176	1,172	247
Sales and marketing	771	136	1,211	225
General and administrative	430	92	798	229

Total stock-based compensation expense	$2,246	$605	$4,035	$1,001

See Notes to Consolidated Financial Statements.

DemandTec, Inc
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended
	August 31,
	2008	2007
Operating activities:
Net loss	$(2,602)	$(2,353)
Adjustment to reconcile net loss to net cash provided by operating activities:
Depreciation	1,408	855
Stock-based compensation expense	4,035	1,001
Amortization and revaluation to fair value of warrants issued in conjunction with debt	—	183
Amortization of acquired intangible assets	725	486
Amortization of financing costs	8	96
Charge on early extinguishment of debt	—	504
Other	123	109
Changes in operating assets and liabilities:
Accounts receivable	6,121	1,027
Prepaid expenses and other current assets	(212)	(575)
Deferred commissions	436	(413)
Other assets	(1,396)	(30)
Accounts payable and accrued expenses	3,213	(1,495)
Accrued compensation	1,064	888
Deferred revenue	(5,265)	5,391

Net cash provided by operating activities	7,658	5,674

Investing activities:
Purchases of property, equipment and leasehold improvements	(1,484)	(2,297)
Purchases of marketable securities	(36,054)	(54,193)
Maturities of marketable securities	30,720	4,100
Purchase of intangible assets	(200)	—
Removal of cash restriction	200	—

Net cash used in investing activities	(6,818)	(52,390)

Financing activities:
Proceeds from issuance of common stock, net of repurchases	1,596	142
Net cash proceeds from initial public offering	—	57,629
Increase in liability associated with offering costs	—	2,030
Payments on line of credit	—	(3,000)
Payments on notes payable	(8)	(10,400)

Net cash provided by financing activities	1,588	46,401

Effect of exchange rate changes on cash and cash equivalents	(189)	(44)

Net increase (decrease) in cash and cash equivalents	2,239	(359)
Cash and cash equivalents at beginning of period	43,257	21,036

Cash and cash equivalents at end of period	$45,496	$20,677

Supplemental information:
Cash paid for interest	$—	$956

Cash paid for income taxes	$177	$125

Reclassification of preferred stock warrant from liability to additional paid-in capital	$—	$712

Conversion of preferred stock to common stock and additional paid-in capital	$—	$51,144

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
     Reclassifications
     Certain amounts previously reported within current assets and current liabilities in our consolidated balance sheet at February 29, 2008, amounts previously reported in our consolidated statement of operations for the three and six months ended August 31, 2007, and amounts reported within operating activities in our consolidated statement of cash flows for the six months ended August 31, 2007, were combined with other line items to conform to the current period presentation. We combined these line items in order to improve the presentation of our financial statements.
Significant Accounting Policies
     Basis of Presentation
     Our consolidated financial statements include our accounts and those of our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The accompanying consolidated balance sheet as of August 31, 2008, the consolidated statements of operations for the three and six months ended August 31, 2008 and 2007, and the consolidated statements of cash flows for the six months ended August 31, 2008 and 2007 are unaudited. The consolidated balance sheet data as of February 29, 2008 was derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended February 29, 2008 (the “Form 10-K”) filed with the Securities and Exchange Commission, or SEC, on April 25, 2008. The accompanying statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Form 10-K as well as subsequent filings with the SEC.
     The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, pursuant to the rules and regulations of the SEC. They do not include all of the financial information and footnotes required by GAAP. The unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of our management, include all adjustments necessary, all of which are of a normal recurring nature, for the fair presentation of our statement of financial position and our results of operations for the periods included in this quarterly report. The results for the three and six months ended August 31, 2008 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending February 28, 2009.
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
     Deferred Revenue
     Deferred revenue consists of billings or payments received in advance of revenue recognition. For arrangements with terms of over one year, we generally invoice our customers in annual installments although certain multi-year agreements have had certain fees for all years invoiced and paid upfront. Deferred revenue to be recognized in the succeeding twelve month period is included in current deferred revenue on our consolidated balance sheets with the remaining amounts included in deferred revenue, non-current.
     Foreign Currency Translation
     The denomination of the majority of our sales arrangements and the functional currency of our international operations is the United States dollar. Our international operations’ financial statements are remeasured into United States dollars with adjustments recorded as foreign currency gains (losses) in our consolidated statements of operations. All monetary assets and liabilities are remeasured at the current exchange rate at the end of the period, non-monetary assets and liabilities are remeasured at historical exchange rates, and revenue and expenses are remeasured at average exchange rates in effect during the period. We recognized foreign currency gains (losses) of approximately ($116,000) and $101,000 in the three months ended August 31, 2008 and 2007, respectively, and ($57,000) and $108,000 in the six months ended August 31, 2008 and 2007, respectively, in other income (expense), net.
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
     As of August 31, 2008 and February 29, 2008, long-lived assets located outside the United States were not significant. As of August 31, 2008, one customer accounted for 54% of our accounts receivable balance, which we subsequently collected in September 2008. As of February 29, 2008, three customers accounted for 23%, 18% and 10%, respectively, of our accounts receivable balance.
     In the three and six months ended August 31, 2008, one customer accounted for 14% and 13%, respectively, of total revenue and in the three and six months ended August 31, 2007, one customer accounted for 15% and 10%, respectively, of total revenue. Revenue by geographic region, based on the billing address of the customer, was as follows (in thousands):

	Three Months Ended August 31,		Six Months Ended August 31,
	2008	2007	2008	2007
United States	$16,070	$12,994	$31,499	$24,571
International	2,562	1,679	5,187	3,350

Total revenue	$18,632	$14,673	$36,686	$27,921

     The equipment hosting our software is in two third-party data center facilities located in California. We do not control the operation of these facilities and our operations are vulnerable to damage or interruption in the event either of these third-party data center facilities fails.
     Deferred Commissions
     We capitalize certain commission costs directly related to the acquisition of a customer agreement in accordance with Financial Accounting Standards Board, or FASB, Technical Bulletin 90-1, Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts. Our commission payments are paid shortly after our receipt of the related customer payment. The commissions are deferred and amortized to sales and marketing expense over the revenue recognition term of the related non-cancelable customer agreement. The deferred commission amounts are recoverable through their accompanying future revenue streams under non-cancellable customer agreements. We believe this is the appropriate method of accounting as the commission charges are so closely related to the revenue from the customer contracts that they should be recorded as an asset and charged to expense over the same period that the related revenue is recognized. Commission costs amortized to sales and marketing expense were approximately $742,000 and $1.6 million in the three and six months ended August 31, 2008, respectively, and were $557,000 and $1.1 million in the three and six months ended August 31, 2007, respectively. At August 31, 2008 and February 29, 2008, total deferred commission costs were $2.2 million and $2.6 million, respectively.
     Goodwill and Intangible Assets
     We record as goodwill the excess of the acquisition purchase price over the fair value of the tangible and identifiable intangible assets acquired. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, or SFAS No. 142, we do not amortize goodwill, but perform an annual impairment review of our goodwill during our third quarter, or more frequently if indicators of potential impairment arise. Following the criteria of SFAS No. 131 and SFAS No. 142, we have a single operating segment and consequently evaluate goodwill for impairment based on an evaluation of the fair value of our company as a whole. We record acquired intangible assets at their respective estimated fair values at the date of acquisition. Acquired intangible assets are being amortized using the straight-line method over their remaining estimated useful lives, which currently range from approximately fifteen months to eight years. We evaluate the remaining useful lives of intangible assets on a periodic basis to determine whether events or circumstances warrant a revision to the remaining estimated amortization period. We observed no impairment indicators in the three months ended August 31, 2008.

     Impairment of Long-Lived Assets
     We evaluate the recoverability of our long-lived assets, including acquired intangible assets and property and equipment, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We review long-lived assets for possible impairment whenever events or circumstances indicate that the carrying amount of these assets may not be recoverable. We measure recoverability of assets by comparison of their carrying amount to the future undiscounted cash flows we expect the assets to generate. If we consider assets to be impaired, we measure the amount of any impairment as the difference between the carrying amount and the fair value of the impaired assets. We observed no impairment indicators through August 31, 2008.
     Stock-Based Compensation
     We account for employee and director stock-based compensation pursuant to the provisions of SFAS No. 123 (Revised 2004), Share-Based Payment, or SFAS No. 123R, which requires that all share-based payments be recognized as an expense in the statement of operations based on their fair values over the vesting period. Grants of stock options generally vest over four years. Annual stock option grants to members of our board of directors vest over one year. Performance-based awards vest pursuant to certain performance and time-based vesting criteria set by our Compensation Committee. We evaluate the probability of meeting the performance criteria at the end of each reporting period to determine how much compensation expense to record. Because the number of shares to be issued is not known until the end of the performance period, the compensation expense related to these awards could differ significantly from our estimates. Restricted stock units, or RSUs, vest pursuant to time-based vesting criteria set by our Compensation Committee. We measure the value of the RSUs at fair value on the measurement date, based on the number of units granted and the market value of our common stock on that date.
     Options and warrants granted to consultants and other non-employees are accounted for in accordance with EITF Issue No. 96-18, Accounting for Equity Investments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, or EITF No. 96-18, and are valued using the Black-Scholes model prescribed by SFAS No. 123R. These options are subject to periodic revaluation over their vesting terms and are charged to expense over the vesting term using the graded method.
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
     Basic and diluted net loss per common share were the same for the three and six months ended August 31, 2008 and 2007, as the impact of all potentially dilutive securities outstanding was anti-dilutive.

     The following table presents the calculation of historical basic and diluted net loss per common share (in thousands, except per share data):

	Three Months Ended August 31,		Six Months Ended August 31,
	2008	2007	2008	2007
Net loss	$(1,568)	$(1,110)	$(2,602)	$(2,353)

Weighted average number of common shares outstanding	27,223	11,582	26,973	9,129
Less: Weighted average number of common shares subject to repurchase	(19)	(139)	(22)	(155)

Shares used in computing net loss per common share, basic and diluted	27,204	11,443	26,951	8,974

Net loss per common share, basic and diluted	$(0.06)	$(0.10)	$(0.10)	$(0.26)

     The following weighted average outstanding shares subject to options to purchase common stock, PSUs and RSUs, shares subject to issuance under the ESPP, common stock subject to repurchase, convertible preferred stock and shares subject to warrants to purchase common stock were excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an anti-dilutive effect (in thousands):

	Three Months Ended August 31,		Six Months Ended August 31,
	2008	2007	2008	2007
Shares subject to options to purchase common stock, PSUs and RSUs, and shares subject to issuance under the ESPP	4,690	5,023	4,659	4,748
Shares subject to warrants to purchase common stock	—	98	—	144
Common stock subject to repurchase	19	139	22	155
Convertible preferred stock (if-converted basis until initial public offering)	—	10,133	—	11,822

Total	4,709	15,393	4,681	16,869

     Recent Accounting Pronouncements
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, or SFAS No. 161. SFAS No. 161 requires companies with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early application is encouraged and, accordingly, we early adopted SFAS No. 161 in our quarter ended August 31, 2008 and included the additional disclosures in Note 7 to our consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, or SFAS No. 141R, which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree in a business combination. SFAS No. 141R also establishes principles around how goodwill acquired in a business combination or a gain from a bargain purchase should be recognized and measured, as well as provides guidelines on the disclosure requirements on the nature and financial impact of the business combination. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008, and we will adopt it beginning in the first quarter of fiscal 2010. We are currently evaluating the impact, if any, that SFAS No. 141R will have on our consolidated financial statements.

2. Balance Sheet Accounts
     Marketable Securities
     Marketable securities, at amortized cost, consisted of the following as of the dates indicated (in thousands):

	As of	As of
	August 31,	February 29,
	2008	2008
Commercial paper	1,983	6,946
Corporate bonds	8,938	4,721
U.S. agency bonds	27,045	20,766
Asset-backed securities	—	199

	$37,966	$32,632

     All investments are held to maturity, and thus, there were no recognized gains or losses during the periods presented. We have the ability and intent to hold these investments to maturity and do not believe any of the marketable securities are impaired based on our evaluation of available evidence as of August 31, 2008. At August 31, 2008, we held no auction rate or asset-backed securities. All of our marketable securities at August 31, 2008 had maturities of less than two years.
     Other Assets, Net
     Other assets, net consisted of the following as of the dates indicated (in thousands):

	As of	As of
	August 31,	February 29,
	2008	2008
Purchased intangible assets, net of accumulated amortization of $2,014 and $1,289, respectively	$4,486	$3,761
Goodwill	5,290	5,290
Other	683	1,129

Total other assets, net	$10,459	$10,180

     Accounts Payable and Accrued Expenses
     Accounts payable and accrued expenses consisted of the following as of the dates indicated (in thousands):

	As of	As of
	August 31,	February 29,
	2008	2008
Accounts payable	$3,758	$1,304
Accrued professional services	806	569
Income taxes payable	88	158
Accrued compensation	5,712	4,648
Other accrued liabilities	777	290

Total accounts payable and accrued expenses	$11,141	$6,969

3. Commitments and Contingencies
     Commitments
     In May 2008, we entered into a royalty-free, perpetual, worldwide agreement with a research and consulting firm pursuant to which we acquired rights to develop our own products based upon the firm’s assortment optimization technology and to integrate these into our software service offering for sale initially to the retail industry. In consideration, we committed to pay an aggregate of $1,450,000 in installments through January 2009. Upon delivery of the source code, this technology and other intangible assets conveyed have been recorded as intangible assets and are being amortized into operating expenses over an estimated life of approximately 18 months. At August 31, 2008, $1,250,000 remained payable under this agreement.

     At August 31, 2008, we had an outstanding irrevocable letter of credit in connection with a noncancelable operating lease commitment which we issued in favor of our landlord, for an aggregate amount of $200,000 that will automatically renew until the lease expires in February 2010. We secured the letter of credit using our existing line of credit, as described in Note 4.
     Legal Proceedings
     We are from time to time involved in legal matters that arise in the normal course of business. Based on information currently available, we do not believe that the ultimate resolution of any current matters, individually or in the aggregate, will have a material adverse effect on our business, financial condition or results of operations.
4. Debt
     In connection with our acquisition of TradePoint Solutions, Inc. (“TradePoint”) in November 2006, we issued a $1.8 million promissory note to former TradePoint shareholders. At August 31, 2008, $434,000 remained outstanding and payable thereunder.
     In April 2008, we entered into a new revolving line of credit with a total borrowing capacity of $15.0 million and terminated our existing $5.0 million credit facility. Amounts borrowed will bear interest, at our election, at a rate equal to either (i) the financial institution’s prime rate at the time of the borrowing or (ii) the LIBOR rate plus 2.0%. The line of credit is collateralized by substantially all of our assets and requires us to comply with working capital, net worth, and other non-financial covenants, including limitations on indebtedness and restrictions on dividend distributions, among others. In April 2008, the available balance was reduced by $200,000, to $14.8 million, to secure a non-cancelable operating lease commitment. Throughout the six month period ended August 31, 2008, we were in compliance with all loan covenants and at August 31, 2008 we had no outstanding balance under the line of credit.
5. Stockholders’ Equity
     Equity Incentive Plans and Employee Stock Purchase Plan
     1999 Equity Incentive Plan
     In December 1999, our Board of Directors adopted the 1999 Equity Incentive Plan (the “1999 Plan”). The 1999 Plan, which expired on August 8, 2007 upon our IPO, provided for incentive or nonstatutory stock options, stock bonuses and rights to acquire restricted stock to be granted to employees, outside directors and consultants. As of August 31, 2008, options to purchase 5,807,352 shares were outstanding under the 1999 Plan. Such options are exercisable as specified in each option agreement, generally vest over four years, and expire no more than ten years from the date of grant.
     2007 Equity Incentive Plan
     In May 2007, our Board of Directors adopted, and in July 2007 our stockholders approved, the 2007 Equity Incentive Plan (the “2007 Plan”). The 2007 Plan became effective upon our IPO. The 2007 Plan, which is administered by the Compensation Committee of our Board of Directors, provides for stock options, stock units, restricted shares, and stock appreciation rights to be granted to employees, non-employee directors and consultants. We initially reserved 3.0 million shares of our common stock for issuance under the 2007 Plan. In addition, on the first day of each fiscal year commencing with fiscal year 2009, the aggregate number of shares reserved for issuance under the 2007 Plan shall automatically increase by a number equal to the lowest of a) 5% of the total number of shares of common stock then outstanding, b) 3,750,000 shares, or c) a number determined by our Board of Directors. As of August 31, 2008, a total of 1,321,511 shares were available for issuance and options to purchase 1,527,625 shares were outstanding under the 2007 Plan.
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
     On August 17, 2007, our Compensation Committee granted 1,000,000 PSUs to certain of our executive officers and other key employees. These awards had a grant date fair value of approximately $10.0 million, which is to be recognized over the vesting lives of the awards. These PSU grants are divided into two tranches. The first tranche consists of 30% of each grant, and relates to fiscal 2008 company performance and subsequent individual service requirements. The second tranche consists of the remaining 70% of each grant, and relates to fiscal year 2009 company performance and subsequent individual service requirements. These PSUs may vest over a period of up to 29 months. As of August 31, 2008, there were 669,375 shares subject to outstanding PSUs granted on August 17, 2007.
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
     In the three months ended May 31, 2008, our Compensation Committee granted 545,900 RSUs to our executive officers and certain other employees. All of these RSUs will vest on April 15, 2010 subject to each grantee’s continued service. At the measurement date, the fair value of the RSUs was approximately $5.7 million. As of August 31, 2008, there were 512,500 shares subject to outstanding RSUs.
     2007 Employee Stock Purchase Plan
     In May 2007 our Board of Directors adopted, and in July 2007 our stockholders approved, the 2007 Employee Stock Purchase Plan (the “ESPP”). Under the ESPP, eligible employees may purchase shares of common stock at a price per share equal to 85% of the lesser of the fair market values of our common stock at the beginning or end of the applicable offering period. The initial offering period commenced on August 8, 2007 and ended on April 15, 2008; each subsequent offering period will last for six months. We initially reserved 500,000 shares of our common stock for issuance under the ESPP. In addition, on the first day of each fiscal year commencing with fiscal year 2009, the aggregate number of shares reserved for issuance under the ESPP shall automatically increase by a number equal to the lowest of a) 1% of the total number of shares of common stock then outstanding, b) 375,000 shares, or c) a number determined by our Board of Directors. As of August 31, 2008, a total of 692,452 shares were available for issuance under the ESPP.
     Stock-Based Compensation Expense Associated with Awards to Employees
     Stock-based compensation expense related to stock-based awards to employees is based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R and is recognized over the respective vesting periods of the applicable awards on a straight-line basis. In the three months ended August 31, 2008, we issued employee stock-based awards in the form of stock options. In the six months ended August 31, 2008, we issued employee stock-based awards in the form of stock options, PSUs, RSUs and shares subject to the ESPP.

     We use the Black-Scholes pricing model to determine the fair value of our stock options, awards and ESPP shares. The determination of the fair value of stock-based awards on the date of grant using this pricing model is affected by our stock price as well as by assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rates and expected dividends. The estimated grant date fair values of the employee and non-employee director stock options, PSUs, RSUs and ESPP shares were calculated using the Black-Scholes option pricing model, based on the following assumptions:

	Three Months Ended August 31,		Six Months Ended August 31,
	2008	2007	2008	2007
Stock options:
Weighted average expected term (in years)	4.2	3.9	4.2	3.9
Expected stock price volatility	53%	39%	46%	38%
Risk-free interest rate	2.8%	4.3%	3.0%	4.5%
Expected dividend yield	0%	0%	0%	0%
Weighted average per share fair value of stock options granted during the period	$4.03	$4.00	$3.73	$3.24
Performance stock units:(1)
Weighted average per share fair value of performance stock units granted during the period		$9.97	$10.37	$9.97
Restricted stock units:(1)
Weighted average per share fair value of restricted stock units granted during the period			$10.40
Employee Stock Purchase Plan:(1)
Weighted average expected term (in months)		8	6	8
Expected stock price volatility		32%	43%	32%
Risk-free interest rate		4.2%	2.0%	4.2%
Expected dividend yield		0%	0%	0%

(1)	No PSUs, RSUs or ESPP shares were issued in the three months ended August 31, 2008. No RSUs were issued prior to March 4, 2008.
     The aggregate intrinsic value of options exercised in the three and six months ended August 31, 2008 was $3.9 million and $6.4 million, respectively, determined at the date of option exercise. The aggregate intrinsic value of options exercised was calculated as the difference between the exercise price of the underlying stock option awards and the closing market value of our common stock on the date of exercise.
     We estimate forfeitures for our stock options, PSUs, and RSUs at the time of grant, and at the end of each reporting period we revise those estimates based on actual results and on service and performance criteria, taking into account cancellations related to terminations, as applicable to each award. The estimation of whether the performance targets and service periods will be achieved requires judgment. When our revised estimates result in a change to the number of awards expected to vest, we record a cumulative effect adjustment to unvested shares in the current period. When our revised estimates result in a change to the recognition period, we record the effect prospectively. In the three months ended May 31, 2008 and August 31, 2008, we recorded cumulative effect adjustments in each of the respective periods which resulted in a decrease to stock-based compensation expense of approximately $940,000 and $253,000, respectively.
     As of August 31, 2008, we had $8.9 million of gross unrecognized stock-based compensation expense, excluding estimated forfeitures, related to unvested stock options granted after March 1, 2006. This amount is expected to be recognized over a weighted average period of approximately 2.7 years.
     As of August 31, 2008, we had $5.1 million of gross unrecognized stock-based compensation expense, excluding estimated forfeitures, related to PSUs. This amount is expected to be recognized over a weighted average period of approximately 1.0 year.

     As of August 31, 2008, we had $4.4 million of gross unrecognized stock-based compensation expense, excluding estimated forfeitures, related to RSUs. This amount is expected to be recognized over a weighted average period of approximately 1.6 years.
     Total stock-based compensation expense of approximately $146,000 related to the August 8, 2007 purchase period under the ESPP has been recognized on a straight-line basis through April 15, 2008, the end of the purchase period. Total stock-based compensation expense of approximately $189,000 related to the current ESPP purchase period is being recognized on a straight-line basis from April 16, 2008 through October 15, 2008, the end of the purchase period.
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
     Stock-based compensation expense in the three and six months ended August 31, 2008 related to options granted to non-employees was approximately $28,000 and $30,000, respectively, and in the three and six months ended August 31, 2007 was approximately $53,000 and $227,000, respectively.
6. Income Taxes
     In the three and six months ended August 31, 2008, we recorded income tax expense of approximately $12,000 and $92,000 respectively, compared to $127,000 and $138,000, respectively, in the corresponding periods of the prior year. The income tax expense was for federal minimum income taxes, state income taxes in states where we have no net operating loss carryforwards and foreign taxes. Our effective tax rate differs from our statutory rate primarily due to the utilization of our net operating loss carryforwards to offset taxes payable for federal purposes and for certain states.
     We record liabilities related to uncertain tax positions in accordance with the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes. There were no material changes to our unrecognized tax benefits in the three months ended August 31, 2008 and we do not expect to have any significant changes to unrecognized tax benefits over the next twelve months. Because of our history of operating losses, all years remain open to audit.
7. Derivative Financial Instruments
     We maintain a foreign currency risk management strategy, which includes the use of derivative financial instruments, that is designed to protect our economic value from the possible adverse effects of currency fluctuations. We do not enter into derivative financial instruments for speculative or trading purposes.
     In the three months ended August 31, 2008, we entered into two foreign currency forward contracts (“forward contracts”) to reduce our exposure in Euro denominated accounts receivable. We designated these forward contracts as cash flow hedges of foreign currency denominated firm commitments. Our objective in purchasing these forward contracts was to negate the impact of currency exchange rate movements on our operating results. Our forward contracts will mature within 21 months. As of August 31, 2008, the fair value of our forward contracts was approximately $240,000 and was included in other current assets on our consolidated balance sheet.
     To receive hedge accounting treatment under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, or SFAS No. 133, our hedging relationships are formally documented at the inception of the hedge, and the hedges must be highly effective in offsetting changes to future cash flows on hedged transactions both at the inception of the hedge and on an ongoing basis. We record effective spot to spot changes in these cash flow hedges in accumulated other comprehensive income (loss) until the hedged transaction takes place. We evaluate hedge effectiveness prospectively and retrospectively and record any ineffective portion of the hedging instruments to other income (expense), net in the consolidated statements of operations. In the three and six months ended August 31, 2008, implicit interest of approximately $85,000 was excluded from effectiveness testing, in accordance with SFAS No. 133, and is being recorded using the interest method over the terms of the forward contracts to interest expense and accumulated other comprehensive income (loss). Implicit interest recorded for the three and six months ended August 31, 2008 totaled approximately $9,000. We did not incur any hedge ineffectiveness on our forward contracts in the three or six months ended August 31, 2008 and we had no forward contracts or other derivatives in the corresponding periods of the prior year.
8. Fair Value Measurements
     Effective March 1, 2008, we adopted SFAS No. 157, Fair Value Measurements, or SFAS No. 157. SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, SFAS No. 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:
Level 1 — Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.
Level 2 — Include other inputs that are directly or indirectly observable in the marketplace.
Level 3 — Unobservable inputs which are supported by little or no market activity.
     The fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.
     In accordance with SFAS No. 157, we measure our foreign currency forward contracts at fair value. Our foreign currency forward contracts are classified within Level 2 as the valuation inputs are based on quoted prices of similar instruments in inactive markets and do not involve management judgment.
     The following table summarizes the amounts measured at fair value as of August 31, 2008 (in thousands):

		Significant Other
		Observable Inputs
Description	Total	(Level 2)
Assets:
Foreign currency forward contracts(1)	$240	$240

(1)	Included in other current assets on our consolidated balance sheet.

9. Comprehensive Loss
     The following table summarizes the changes in the components of comprehensive loss, net of taxes (in thousands):

	Three Months Ended August 31,		Six Months Ended August 31,
	2008	2007	2008	2007
Net loss	$(1,568)	$(1,110)	$(2,602)	$(2,353)

Change in net unrealized gain on cash flow hedges	$249	$—	$249	$—

Other comprehensive loss	$(1,319)	$(1,110)	$(2,353)	$(2,353)

     The following table summarizes the components of accumulated other comprehensive income, net of taxes (in thousands):

	Three Months Ended August 31,		Six Months Ended August 31,
	2008	2007	2008	2007
Net unrealized gain on cash flow hedges	$249	$—	$249	$—

Accumulated other comprehensive income	$249	$—	$249	$—

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
     Our CDM solutions consist of one or more software services and complementary analytical services. We offer our solutions individually or as a suite of integrated applications. Our software services are configurable to accommodate individual customer needs. Our solutions for the retail industry include DemandTec Lifecycle Price Optimization™, DemandTec End-to-End Promotion Management™, DemandTec Assortment & Space™, and DemandTec Targeted Marketing™. Our solution for the CP industry is DemandTec Trade Effectiveness™. The DemandTec Platform™ underlies all of our solutions for the retail and CP industries and the DemandTec TradePoint Network™ connects the two industries for online collaboration. We were incorporated in November 1999 and began selling our software in fiscal 2001. Our revenue has grown from $9.5 million in fiscal 2004 to $61.3 million in fiscal 2008, and was $36.7 million in the six months ended August 31, 2008. Our operating expenses have also increased significantly during these same periods. We have incurred losses to date and had an accumulated deficit of approximately $75.0 million at August 31, 2008.
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
     Our agreements with retailers are large contracts that generally are two to three years in length. The annual contract value for each retail customer agreement is largely related to the size of the retailer. Therefore, the aggregate annual contract value in a given period can fluctuate from period to period. Our agreements with CP companies are principally one year in length and a significant majority are smaller in annual and aggregate contract value than our retail customer contracts. Historically, the customer agreements we have signed in our fiscal first quarter have generally had an aggregate annual contract value that is the lowest of any of our fiscal quarters during a given fiscal year and less than the aggregate annual contract value of the agreements signed in the preceding fiscal fourth quarter. In addition, a significant percentage of our new customer agreements are entered into during the last month, weeks or even days of each quarter-end.
     We are headquartered in San Carlos, California, and have sales and marketing offices in North America, Europe and Japan. We sell our software through our direct sales force and receive a number of customer prospect introductions through third-parties such as systems integrators and a data syndication company. In the six months ended August 31, 2008, approximately 86% of our revenue was attributable to sales of our software to companies located in the United States. In the future, we expect to derive an increasing percentage of total revenue from international customers by expanding our operations, professional services and direct sales force abroad, thereby incurring additional operating expenses and capital expenditures. Our ability to achieve profitability will also be affected by our revenue growth as well as the operating expenses associated with supporting that growth. Our largest category of operating expenses is research and development expenses, and the largest component of our operating expenses is personnel costs.
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
Critical Accounting Policies and Estimates
     We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States. These accounting principles require us to make certain estimates and judgments that can affect the reported amounts of assets and liabilities as of the date of our consolidated financial statements, as well as the reported amounts of revenue and expenses during the periods presented. We believe that our estimates and judgments were reasonable based upon information available to us at the time that these estimates and judgments were made. On an ongoing basis we evaluate our estimates and judgments. To the extent that there are material differences between these estimates and actual results, our consolidated financial statements could be adversely affected. The accounting policies that we believe reflect our more significant estimates, judgments, and assumptions, and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results, include the following:
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
     In the three months ended August 31, 2008, there were no significant changes in our critical accounting policies. During each of the three month periods ended May 31, 2008 and August 31, 2008, we changed our estimate of the number of shares expected to vest utilized in calculating stock-based compensation expense. Please refer to Note 5 of Notes to Consolidated Financial Statements included herein for a more complete discussion of the changes in estimates. Also, please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended February 29, 2008 and Note 1 of Notes to Consolidated Financial Statements included herein for a more complete discussion of our critical accounting policies and estimates.
Results of Operations
     Revenue
     We derive all of our revenue from customer agreements that cover the use of our software and various services associated with our customers’ use of our software. We recognize all revenue ratably over the term of the agreement.
     Our agreements generally are non-cancelable, but customers typically have the right to terminate their agreement for cause if we materially breach our obligations under the agreement and, in certain situations, may have the ability to extend the duration of their agreement on pre-negotiated terms. We invoice our customers in accordance with contractual terms, which generally provide that our customers are invoiced in advance for annual use of our software and for services other than implementation and training services. We provide implementation services on a time and materials basis and invoice our customers monthly in arrears. We also invoice in arrears for our training classes on implementing and using our software on a per person, per class basis. Our payment terms typically require our customers to pay us within 30 days of the invoice date. We include amounts invoiced in accounts receivable until collected and in deferred revenue until recognized as revenue.

	Three Months Ended August 31,		Six Months Ended August 31,
	2008	2007	2008	2007
	(in thousands)
Revenue	$18,632	$14,673	$36,686	$27,921
     Three and Six Months Ended August 31, 2008 Compared to the Three and Six Months Ended August 31, 2007. Revenue for the three and six months ended August 31, 2008 increased approximately $4.0 million, or 26.9%, and $8.8 million, or 31.4%, respectively, compared to the corresponding periods of the prior year.
     Revenue from new customers increased $1.3 million and $1.7 million, respectively, and revenue from existing customers increased $2.7 million and $7.1 million, respectively, in the three and six months ended August 31, 2008, compared to the corresponding periods of the prior year. New customers are those that did not contribute any revenue in the respective three or six month periods ended August 31, 2007 and existing customers are those that contributed revenue in each of the periods presented.
     In each of the three and six month periods ended August 31, 2008, revenue from customers located outside the United States represented 14% of revenue compared to 11% and 7%, respectively, in the corresponding periods of the prior year. We expect that, in the future, revenue from customers outside the United States will increase as a percentage of total revenue on an annual basis.
     In the three and six months ended August 31, 2008, revenue from retail customers represented 85% and 86%, respectively, of revenue compared to 93% in each of the corresponding periods of the prior year. In the three and six months ended August 31, 2008, revenue from CP companies represented 15% and 14%, respectively, of revenue, compared to 7% in each of the corresponding periods of the prior year. We expect that, in the future, revenue from CP companies will increase as a percentage of total revenue on an annual basis.

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

	Three Months Ended August 31,		Six Months Ended August 31,
	2008	2007	2008	2007
	(dollars in thousands)
Revenue	$18,632	$14,673	$36,686	$27,921
Cost of revenue	5,846	5,015	11,501	9,338
Gross profit	12,786	9,658	25,185	18,583
Gross margin	68.6%	65.8%	68.7%	66.6%
     Three and Six Months Ended August 31, 2008 Compared to the Three and Six Months Ended August 31, 2007. Cost of revenue in the three and six months ended August 31, 2008 increased approximately $831,000 and $2.2 million, or 16.6% and 23.2%, respectively, compared to the corresponding periods of the prior year. The increase was due primarily to increased personnel costs, equipment maintenance and depreciation expense.
     Personnel costs increased primarily as a result of increased headcount and stock-based compensation expense. Consulting services, support services, and production operations headcount increased to 89 at August 31, 2008 from 77 at August 31, 2007. Personnel costs increased approximately $545,000 and $1.4 million, respectively, in the three and six months ended August 31, 2008 compared to the corresponding periods of the prior year. Personnel costs include all compensation, benefits and hiring costs. Stock-based compensation expense included in cost of revenue, which is a component of personnel costs, was approximately $465,000 and $854,000, respectively, in the three and six months ended August 31, 2008 compared to $201,000 and $300,000, respectively, in the corresponding periods of the prior year. The increase in stock-based compensation expense was primarily due to awards granted under the 2007 Equity Incentive Plan. Equipment maintenance and depreciation expense increased for the three and six months ended August 31, 2008 by approximately $299,000 and $574,000, respectively, compared to the corresponding periods of the prior year, as a result of capital expenditures, predominantly related to equipment in the third-party data centers, to support customer growth.
     Our gross margin increased to 68.6% and 68.7%, respectively, in the three and six months ended August 31, 2008 compared to 65.8% and 66.6%, respectively, in the corresponding periods of the prior year as we spread our data infrastructure and personnel costs over a larger customer base. The increase in stock-based compensation expense included in cost of revenue partially offset an increase in our gross margin associated with spreading costs over the larger customer base. We expect that our cost of revenue will decrease as a percentage of revenue and our gross margin will increase in the future as we grow our customer base. In addition, we are amortizing acquired intangible assets over three to ten years on a straight-line basis, which, absent any impairment, will result in quarterly amortization expense of approximately $150,000 in cost of revenue through the three months ended August 31, 2009 and declining amounts thereafter. We expect that stock-based compensation charges included in cost of revenue will vary over the long term depending on the timing and magnitude of equity incentive grants during each quarter.

     Research and Development Expenses
     Research and development expenses include compensation and related expenses for our research, product management and software development personnel and allocated overhead expenses. We devote substantial resources to extending our existing software applications as well as to developing new software.

	Three Months Ended August 31,		Six Months Ended August 31,
	2008	2007	2008	2007
	(dollars in thousands)
Research and development	$6,610	$5,066	$13,113	$10,138
Percent of revenue	35.5%	34.5%	35.7%	36.3%
     Three and Six Months Ended August 31, 2008 Compared to the Three and Six Months Ended August 31, 2007. Research and development expenses in the three and six months ended August 31, 2008 increased approximately $1.5 million and $3.0 million, or 30.5% and 29.3%, respectively, compared the corresponding periods of the prior year, primarily due to increased personnel costs, third-party contractor and consulting costs, and equipment maintenance and depreciation expense.
     Personnel costs increased approximately $1.2 million and $2.4 million, respectively, in the three and six months ended August 31, 2008 compared to the corresponding periods of the prior year, primarily as a result of increased headcount and stock-based compensation expense. Research and development headcount increased to 98 at August 31, 2008 from 86 at August 31, 2007. Personnel costs include all compensation, benefits and hiring costs. Stock-based compensation expense included in research and development expenses, which is a component of personnel costs, was $580,000 and $1.2 million, respectively, in the three and six months ended August 31, 2008 as compared to $176,000 and $247,000, respectively, in the three and six months ended August 31, 2007. The increase in stock-based compensation expense was primarily associated with awards granted under the 2007 Equity Incentive Plan. Third-party contractor and consulting expense increased approximately $203,000 and $257,000 in the three and six months ended August 31, 2008, respectively, compared to the corresponding periods of the prior year, as a result of a new development process methodology undertaken in research and development. Equipment maintenance and depreciation expense increased for the three and six months ended August 31, 2008 by approximately $134,000 and $237,000, respectively, compared to the corresponding periods of the prior year, as a result of capital expenditures to support our research and development labs and infrastructure.
     We intend to continue to invest significantly in our research and development efforts because we believe these efforts are essential to maintaining our competitive position. In addition, we expect that stock-based compensation charges included in research and development expenses will vary over the long term depending on the timing and magnitude of equity incentive grants during each quarter. We expect that, in the future, research and development expenses will increase in absolute dollars, but decrease as a percentage of revenue.
     Sales and Marketing Expenses
     Sales and marketing expenses include compensation and related expenses for our sales and marketing personnel, including commissions and incentives, travel and entertainment expenses, marketing programs such as product marketing, events, corporate communications and other brand building expenses, and allocated overhead expenses.

	Three Months Ended August 31,		Six Months Ended August 31,
	2008	2007	2008	2007
	(dollars in thousands)
Sales and marketing	$5,239	$3,876	$10,411	$7,619
Percent of revenue	28.1%	26.4%	28.4%	27.3%
     Three and Six Months Ended August 31, 2008 Compared to the Three and Six Months Ended August 31, 2007. Sales and marketing expenses in the three and six months ended August 31, 2008 increased approximately $1.4 million and $2.8 million, or 35.2% and 36.6%, respectively, compared to the corresponding period of the prior year primarily as a result of increased personnel costs and marketing related costs.
     Personnel costs increased approximately $1.0 million and $2.1 million, respectively, in the three and six months ended August 31, 2008 compared to the corresponding periods of the prior year, primarily due to increased headcount and increased stock-based compensation expense. Sales and marketing headcount increased to 39 at August 31, 2008 from 35 at August 31, 2007. Personnel costs include all compensation, benefits and hiring costs. Stock-based compensation expense, which is a component of personnel costs and is included in sales and marketing expenses, was $771,000 and $1.2 million, respectively, in the three and six months ended August 31, 2008 as compared to $136,000 and $225,000, respectively, in the corresponding periods of the prior year. The increase in stock-based compensation expense was primarily due to awards granted under the 2007 Equity Incentive Plan. Marketing related costs increased approximately $258,000 and $407,000, respectively, in the three and six months ended August 31, 2008 compared to the corresponding periods of the prior year, primarily related to tradeshows, events and advertising.
     We expect that, in the future, sales and marketing expenses will increase in absolute dollars as we hire additional personnel and spend more on marketing programs, but remain relatively constant or decrease slightly as a percentage of revenue. In addition, we expect that stock-based compensation charges included in sales and marketing expenses will vary over the long term depending on the timing and magnitude of equity incentive grants during each quarter.
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

	Three Months Ended August 31,		Six Months Ended August 31,
	2008	2007	2008	2007
	(dollars in thousands)
General and administrative	$2,497	$1,269	$4,671	$2,398
Percent of revenue	13.4%	8.6%	12.7%	8.6%
     Three and Six Months Ended August 31, 2008 Compared to the Three and Six Months Ended August 31, 2007. General and administrative expenses in the three and six months ended August 31, 2008 increased approximately $1.2 million and $2.3 million, respectively, or 96.8% and 94.8%, respectively, over the corresponding periods of the prior year. The increase was primarily due to increased personnel costs and increased third-party professional services, principally for legal, accounting and auditing expenses associated with being a public company. Personnel costs increased approximately $448,000 and $1.0 million, respectively, in the three and six months ended August 31, 2008 over the corresponding periods of the prior year, primarily as a result of headcount increases and stock-based compensation expense. Personnel costs include all compensation, benefits and hiring costs. General and administrative headcount increased to 37 at August 31, 2008 from 30 at August 31, 2007. Stock-based compensation expense included in general and administrative expenses, which is included in personnel costs, was $430,000 and $798,000, respectively, in the three and six months ended August 31, 2008 as compared to $92,000 and $229,000, respectively, in the corresponding periods of the prior year. The increase in stock-based compensation expense was primarily due to awards granted under the 2007 Equity Incentive Plan. Third-party professional services costs increased approximately $614,000 and $941,000, respectively, in the three and six months ended August 31, 2008 compared to the corresponding periods of the prior year, primarily due to costs associated with being a public company related to Sarbanes-Oxley compliance and legal and audit expenses.
     We expect that, in the future, general and administrative expenses will increase in absolute dollars but remain relatively constant or decrease slightly as a percentage of revenue. We expect that stock-based compensation charges included in general and administrative expenses will vary over the long term depending on the timing and magnitude of equity incentive grants during each quarter.

     Amortization of Acquired Intangible Assets

	Three Months Ended August 31,		Six Months Ended August 31,
	2008	2007	2008	2007
	(dollars in thousands)
Amortization of acquired intangible assets	$331	$91	$420	$182
Percent of revenue	1.8%	0.6%	1.1%	0.7%
     Three and Six Months Ended August 31, 2008 Compared to the Three and Six Months Ended August 31, 2007. Amortization of acquired intangible assets increased approximately $240,000 and $238,000 in the three and six months ended August 31, 2008, respectively, compared to the corresponding periods of the prior year as a result of our May 2008 acquisition of rights to develop acquired assortment optimization technology. In June 2008 we began amortizing intangible assets associated with those rights. We are amortizing all acquired intangible assets over a remaining life of approximately fifteen months to eight years on a straight-line basis, which, absent any impairment, will result in quarterly amortization expense of approximately $330,000 in operating expenses and $150,000 in cost of revenue through the three months ending August 31, 2009 and declining amounts thereafter.
     Other Income (Expense), Net

	Three Months Ended August 31,		Six Months Ended August 31,
	2008	2007	2008	2007
	(in thousands)
Interest income	$472	$430	$1,006	$780
Interest expense	(20)	(823)	(23)	(1,216)
Other income (expense)	(117)	54	(63)	(25)

Other income (expense), net	$335	$(339)	$920	$(461)

     Three and Six Months Ended August 31, 2008 Compared to the Three and Six Months Ended August 31, 2007. Other income (expense), net increased approximately $674,000 and $1.4 million, respectively, in the three and six months ended August 31, 2008 compared to the corresponding periods of the prior year. The increase was primarily due to decreased interest expense associated with the payoff of our credit facility prior to the three months ended August 31, 2008, and increased interest income from higher invested cash balances.
     Interest expense decreased $803,000 and $1.2 million, respectively, in the three and six months ended August 31, 2008 compared to the corresponding periods of the prior year as we paid off approximately $13.0 million in interest-bearing debt in the three months ended August 31, 2007.
     Interest income increased $42,000 and $226,000, respectively, in the three and six months ended August 31, 2008 compared to the corresponding periods of the prior year, primarily due to our investment of the proceeds from our initial public offering in August 2007, offset by lower interest rates.
     Other income (expense) decreased $171,000 and $38,000, respectively, in the three and six months ended August 31, 2008 compared to the corresponding periods of the prior year. Other income (expense) for the three and six months ended August 31, 2008 was primarily due to foreign exchange losses of $116,000 and $57,000, respectively, compared to foreign exchange gains of $101,000 and $108,000, respectively, in the corresponding periods of the prior year. In addition, the three and six months ended August 31, 2007 included expense of $40,000 and $119,000, respectively, associated with increases in the fair value of preferred stock warrants.

     Provision for Income Taxes

	Three Months Ended August 31,		Six Months Ended August 31,
	2008	2007	2008	2007
	(in thousands)
Provision for income taxes	$12	$127	$92	$138
     Three and Six Months Ended August 31, 2008 Compared to the Three and Six Months Ended August 31, 2007. In the three and six months ended August 31, 2008, we incurred income tax expense of $12,000 and $92,000, respectively, compared to $127,000 and $138,000, respectively, in the corresponding periods of the prior year. The income tax expense was for federal minimum income taxes, state income taxes in states where we have no net operating loss carryforwards, and foreign taxes. Our effective tax rate differs from our statutory rate primarily due to the utilization of our net operating loss carryforwards to offset taxes payable for federal purposes and for certain states. Tax expense for the three months ended August 31, 2008 decreased $115,000 compared to the corresponding period of the prior year as a result of substantial reductions in forecasted U.S. taxable income and foreign withholding taxes.
     Since inception, we have incurred annual operating losses and, accordingly, have recorded a provision for income taxes primarily for federal minimum income taxes, state income taxes principally in states where we have no net operating loss carryforwards and foreign taxes. At February 29, 2008, we had federal and state net operating loss carryforwards of approximately $54.1 million and $35.3 million, respectively, to offset future taxable income.
     Stock-Based Compensation Expense
     Total stock-based compensation expense increased by approximately $1.6 million and $3.0 million, respectively, in the three and six months ended August 31, 2008 compared to the corresponding periods of the prior year as a result of options granted to new and existing employees subsequent to August 31, 2007, performance stock units, or PSUs, granted in August 2007 and March 2008, and restricted stock units, or RSUs, granted in March 2008. The increase in the six months ended August 31, 2008 was partially offset by a decrease of $1.2 million of stock-based compensation expense resulting from our revisions of our estimate of the number of awards (primarily PSUs) expected to vest. See Note 5 of Notes to our Consolidated Financial Statements contained herein for further explanation of how we derive and account for these estimates. We expect that stock-based compensation expense will vary in the future depending upon the magnitude of equity incentive grants and our revisions of our estimate of the number of shares expected to vest.
Liquidity and Capital Resources
     At August 31, 2008, our principal sources of liquidity consisted of cash, cash equivalents, and marketable securities of $83.5 million, net accounts receivable of $12.2 million, and available borrowing capacity under our credit facility of $14.8 million.
     In August 2007, we completed our IPO, in which we raised approximately $57.6 million in net proceeds after deducting underwriting discounts and commissions of $4.6 million and other offering costs of $3.8 million. At August 31, 2008 we held no auction rate or asset-backed securities. Prior to our IPO, we historically funded our operations primarily through private sales of our convertible preferred stock, customer payments for our software services and proceeds from our bank loans and lines of credit.
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

	Six Months Ended August 31,
	2008	2007
	(in thousands)
Net cash provided by operating activities	$7,658	$5,674
Net cash used in investing activities	(6,818)	(52,390)
Net cash provided by financing activities	1,588	46,401
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
     In the six months ended August 31, 2008, we generated $7.7 million of net cash from operating activities principally due to increased collection efforts which resulted in a $6.1 million decrease in accounts receivable, $6.2 million of non-cash charges for stock-based compensation expense, depreciation, and amortization of intangible assets, and the timing of payments due to certain vendors as well as the seasonality of certain compensation related payments which resulted in a $4.3 million increase in accounts payable and accrued expenses offset by a $5.3 million decrease in deferred revenue associated with the fact that we increasingly bill customers on an annual basis rather than billing multiple years in advance, and a $2.6 million net loss. In the six months ended August 31, 2007, we generated $5.7 million of net cash from operating activities principally due to customer cash collections that resulted in a decrease in accounts receivable of $1.0 million, increased new and existing customer billings, which resulted in an increase of $5.4 million in deferred revenue and non-cash charges to stock-based compensation and amortization of $2.0 million, offset by payments for operating and personnel expenses that resulted in a decrease in accounts payable and accrued expenses of $607,000 as well as a $2.4 million net loss.
     Investing Activities
     Our primary investing activities have been capital expenditures on equipment located in our third-party data center and net purchases of marketable securities and payments for an acquisition.
     In the six months ended August 31, 2008, we used $6.8 million of net cash in investing activities related to the net purchases of marketable securities of $5.3 million and capital expenditures of $1.5 million. In the six months ended August 31, 2007, we used $52.4 million of net cash in investing activities related to the net purchases of marketable securities of $50.1 million, as we invested cash raised from our IPO, and $2.3 million in capital expenditures.
     Financing Activities
     Our primary financing activities have been issuances of common stock related to our IPO and issuances of convertible preferred stock to private investors, the exercise of stock options and borrowings and repayments under our credit facilities.
     In the six months ended August 31, 2008, our primary financing activities were related to the issuance of common stock upon the exercise of stock options, net of repurchases and the issuance of common stock under our ESPP, which totaled $1.6 million. In the six months ended August 31, 2007, our primary financing activities were $57.6 million of net cash proceeds from our IPO in August 2007 and the payoff of our $10.0 million term loan and our $3.0 million revolving line of credit balance.
     We believe that cash provided by operating activities, together with our cash, cash equivalents, and marketable securities balances at August 31, 2008, will be sufficient to fund our projected operating requirements for at least the next twelve months. We may need to raise additional capital or incur additional indebtedness to continue to fund our operations over the long term. Our future capital requirements will depend on many factors, including our rate of revenue growth, our rate of expansion of our workforce, the timing and extent of our expansion into new markets, the timing of introductions of new functionality and enhancements to our software, the timing and size of any acquisitions of other companies or assets and the continuing market acceptance of our software. We may enter into arrangements for potential acquisitions of complementary businesses, services or technologies, which also could require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.
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
     In May 2008, we entered into a royalty-free, perpetual, worldwide agreement with a research and consulting firm pursuant to which we acquired rights to develop our own products based upon the firm’s assortment optimization technology and to integrate these into our software service offering for sale initially to the retail industry. In consideration, we committed to pay an aggregate of $1,450,000 in installments through January 2009. Upon delivery of the source code, this technology and other intangible assets conveyed have been recorded as intangible assets and are being amortized into operating expenses over an estimated life of approximately 18 months.
     At August 31, 2008, the future minimum payments under these commitments as well as payments due under our note payable were as follows:

	Payments Due by Period
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(In thousands)
Operating leases	$1,758	$1,069	$689	$—	$—
Note payable to former TradePoint shareholders	434	434	—	—	—
Acquisition of rights to assortment optimization	1,250	1,250	—	—	—

Total contractual obligations	$3,442	$2,753	$689	$—	$—

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
Recent Accounting Pronouncements
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, or SFAS No. 161. SFAS No. 161 requires companies with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early application is encouraged and accordingly, we adopted SFAS No. 161 in August 2008 and included the additional disclosures in Note 7 to our consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, or SFAS No. 141R, which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree in a business combination. SFAS No. 141R also establishes principles around how goodwill acquired in a business combination or a gain from a bargain purchase should be recognized and measured, as well as provides guidelines on the disclosure requirements on the nature and financial impact of the business combination. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008, and we will adopt it beginning in the first quarter of fiscal 2010. We are currently evaluating the impact, if any, that SFAS No. 141R will have on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Foreign Currency Risk
     As we fund our international operations, our cash and cash equivalents could be affected by changes in exchange rates. To date, the foreign currency exchange rate effect on our cash and cash equivalents has not been significant.
     Generally, our international sales agreements are denominated in the country of origin currency, and therefore our revenue is subject to foreign currency risk. Also, some of our operating expenses and cash flows are denominated in foreign currency and, thus, are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the exchange rates for the British Pound and the Euro. We operate internationally and periodically enter into foreign exchange forward contracts to reduce exposure in non-United States dollar denominated receivables. We formally assess, both at a hedge’s inception and on an ongoing basis, whether the derivatives used in hedging transactions are highly effective in negating currency risk. As of August 31, 2008, we had two outstanding forward foreign exchange contracts to sell Euros for U.S. dollars in nine months and 21 months, respectively, with a notional principal of €1.2 million (or approximately $1.7 million) each. We do not enter into derivative financial instruments for speculative or trading purposes.
     We apply SFAS No. 52, Foreign Currency Translation, with respect to our international operations, which are primarily sales and marketing support entities. We have remeasured our accounts denominated in non-U.S. currencies using the U.S. dollar as the functional currency and recorded the resulting gains (losses) within other income (expense), net for the period. We remeasure all monetary assets and liabilities at the current exchange rate at the end of the period, non-monetary assets and liabilities at historical exchange rates, and revenue and expenses at average exchange rates in effect during the period. Foreign currency losses were $116,000 in the six months ended August 31, 2008.
     Interest Rate Sensitivity
     We had unrestricted cash and cash equivalents totaling $45.5 million at August 31, 2008. The majority of this amount was invested in money market funds and held in our operating cash account. These unrestricted cash and cash equivalents were held for working capital purposes. Additionally, we had marketable securities of $38.0 million at August 31, 2008. We do not enter into investments for trading or speculative purposes and we do not believe that we have any material exposure to changes in their fair value as a result of changes in interest rates. A change in interest rates of 50 basis points would result in a change in annual interest income of approximately $417,000 based on current balances.
Item 4. Controls and Procedures
     Evaluation of Disclosure Controls and Procedures
     We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2008, the end of the period covered by this Quarterly Report on Form 10-Q. This evaluation (the “controls evaluation”) was done under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Disclosure controls and procedures means controls and other procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed such that information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based on the controls evaluation, our CEO and CFO have concluded that as of August 31, 2008, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC and to ensure that material information relating to DemandTec, Inc. and our consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.
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
     Changes in Internal Control over Financial Reporting
     No change in our internal control over financial reporting occurred in the three months ended August 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Internal control over financial reporting means a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
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
     We have a history of losses and have not achieved profitability in any fiscal year. We experienced net losses of $4.5 million, $1.5 million and $2.7 million in fiscal 2008, fiscal 2007 and fiscal 2006, respectively, and a net loss of $2.6 million in the six months ended August 31, 2008. At August 31, 2008, we had an accumulated deficit of $75.0 million. We may continue to incur net losses in the future. In addition, we expect our cost of revenue and operating expenses to continue to increase as we implement initiatives to continue to grow our business. We also expect to incur additional general and administrative expenses associated with being a public company. If our revenue does not increase to offset these expected increases in cost of revenue and operating expenses, we will not be profitable. You should not consider our revenue growth in recent periods as indicative of our future performance. In fact, in future periods our revenue could decline. Accordingly, we cannot assure you that we will be able to achieve or maintain profitability in the future.
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
     Many economists are now predicting that the United States economy, and possibly the global economy, may enter into a prolonged recession or depression as a result of the deterioration in the credit markets and related financial crisis, as well as a variety of other factors. A downturn in the United States or global economy could hurt our business in a number of ways, including longer sales and renewal cycles, delays in signing or failing to sign customer agreements or signing customer agreements at reduced purchase levels. Furthermore, a prolonged tightening of the credit market could significantly impact our ability to access capital or liquidate investments. Any of these effects could have a material adverse effect on our revenues, financial condition and results of operations.

We depend on a small number of customers, which are primarily large retailers, and our growth, if any, depends upon our ability to add new and retain existing large customers.
     We derive a significant percentage of our revenue from a relatively small number of customers, and the loss of any one or more of those customers could decrease our revenue and harm our current and future operating results. Our retail customers accounted for 86% of our revenue in the six months ended August 31, 2008 and 90% of our revenue in fiscal 2008. In the six months ended August 31, 2008, our two largest customers accounted for approximately 23% of our revenue, and in fiscal 2008 our three largest customers accounted for approximately 29% of our revenue. Although our largest customers may vary from period to period, we anticipate that we will continue to depend on revenue from a relatively small number of retail customers. Further, our ability to grow revenue depends on our ability to increase sales to existing customers, to renew agreements with our existing customers and to attract new customers. If economic factors were to negatively impact the retail market segment, it could reduce the amount that these customers spend on information technology, and in particular CDM software, which would adversely affect our revenue and results of operations.
Our business depends substantially on customers renewing their agreements for our software. Any decline in our customer renewals would harm our operating results.
     To maintain and grow our revenue, we must achieve and maintain high levels of customer renewals. We sell our software pursuant to agreements with initial terms that are generally from one to three years in length. Our customers have no obligation to renew their agreements after the expiration of their term, and we cannot assure you that these agreements will be renewed on favorable terms or at all. The fees we charge for our solutions vary based on a number of factors, including the software, service and hosting components provided and the duration of the agreement term. Our initial agreements with customers may include fees for software, services or hosting components that may not be needed upon renewal. As a consequence, upon renewal of these agreements, if any, we may receive lower total fees. In addition, if an agreement is renewed for a term longer than the preceding term, we may receive total fees in excess of total fees received in the initial agreement but a smaller average annual fee because we generally charge lower annual fees in connection with agreements with longer terms. In any of these situations, we would need to sell additional software, services or hosting in order to maintain the same level of annual fees from that customer. There can be no assurance that we will be able to renew these agreements, sell additional software or services or sell to new customers. In the past, some customers have elected not to renew their agreements with us or have renewed on less favorable terms. For instance, Sainsbury plc, which accounted for 21.2% of our fiscal 2006 revenue, did not renew its agreement when its term expired in the fourth quarter of fiscal 2006. We have limited historical data with respect to customer renewals, so we may not be able to predict future customer renewal rates and amounts accurately. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including their satisfaction or dissatisfaction with our software, the price of our software, the prices of competing products and services, consolidation within our customer base or reductions in our customers’ information technology spending levels. If our customers do not renew their agreements for our software for any reason, or if they renew on less favorable terms, our revenue will decline.
Because we recognize revenue ratably over the terms of our customer agreements, the lack of renewals or the failure to enter into new agreements will not immediately be reflected in our operating results but will negatively affect revenue in future quarters.
     We recognize revenue ratably over the terms of our customer agreements, which typically range from one to three years. As a result, most of our quarterly revenue results from agreements entered into in previous quarters. Consequently, a decline in new or renewed agreements in a particular quarter, as well as any renewals at reduced annual dollar amounts, will generally not be reflected in any significant manner in our revenue for that quarter, but it will negatively affect revenue in future quarters.
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
     We have substantially expanded our overall business, headcount and operations in recent periods. For instance, our headcount grew from 154 employees at February 28, 2006 to 251 employees at February 29, 2008, and to 263 employees at August 31, 2008. This increase included an increase in research and development headcount from 58 employees at February 28, 2006 to 99 employees at February 29, 2008, and to 98 employees at August 31, 2008. In addition, our revenue grew from $32.5 million in fiscal 2006 to $43.5 million in fiscal 2007, and to $61.3 million in fiscal 2008. In the six months ended August 31, 2008 our revenue was $36.7 million. We will need to continue to expand our operations in order to increase our customer base and to develop additional software. Increases in our customer base could create challenges in our ability to implement our software and support our customers. In addition, we will be required to continue to improve our operational, financial and management controls and our reporting procedures. As a result, we may be unable to manage our business effectively in the future, which may negatively impact our operating results.
We have derived most of our revenue from sales to our retail customers. If our software is not widely accepted by CP companies, our ability to grow our revenue and achieve our strategic objectives will be harmed.
     To date, we have derived most of our revenue from retail customers. In the six months ended August 31, 2008 we generated approximately 86% of our revenue from sales to retail customers, while we generated approximately 14% of our revenue from sales to CP companies. In fiscal 2008, we generated approximately 90% of our revenue from sales to retail customers and approximately 10% from sales to CP companies, compared to 94% and 6%, respectively, in fiscal 2007. In order to grow our revenue and to achieve our long-term strategic objectives, it is important for us to expand our sales to derive a more significant portion of our revenue from new and existing CP customers. If CP companies do not widely accept our software, our revenue growth and business will be harmed.
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
     As part of our strategy, we intend to expand our international operations. We have limited experience operating in international jurisdictions. In the six months ended August 31, 2008, in fiscal 2008 and in fiscal 2007, 12%, 12% and 6%, respectively, of our revenue was attributable to sales to companies located outside the United States. Our limited experience in operating our business outside of the United States increases the risk that any international expansion efforts that we may undertake will not be successful. In addition, conducting international operations subjects us to new risks that we have not generally faced in the United States. These include:
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
     Portions of our software development, sustaining engineering, quality assurance and testing, operations and customer support are provided by Sonata Services Limited, or Sonata, a third party located in Shanghai, China. As of August 31, 2008, in addition to our 124 employees in our production operations, support services, science, product management and engineering groups located in the United States, an additional 59 Sonata personnel were dedicated to our projects. Remotely coordinating a third party in China requires significant management attention and substantial resources, and there can be no assurance that we will be successful in coordinating these activities. Furthermore, if there is a disruption to these operations in China, it will require that substantial management attention and time be devoted to achieving resolution. If Sonata were to stop providing these services or if there was widespread departure of trained Sonata personnel, this could cause a disruption in our product development process, quality assurance and product release cycles and customer support organizations and require us to incur additional costs to replace and train new personnel.
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
     A change in accounting standards or practices could have a significant effect on our reported results and might affect our reporting of transactions completed before the change is effective. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred in the past and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, on December 16, 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 123R, Share-Based Payment. SFAS No. 123R, which we adopted on March 1, 2006, requires that employee stock-based compensation be measured based on its fair value on the grant date and treated as an expense that is reflected in the financial statements over the related service period. As a result, our operating results for fiscal 2007, fiscal 2008 and the six months ended August 31, 2008 include expenses that are not reflected in prior periods, increasing our net loss and making it more difficult for investors to evaluate our results of operations for these periods relative to prior periods.
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
     In addition, if the market for technology stocks or the stock market in general experiences a loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, operating results, or financial condition. The trading price of our common stock might also decline in reaction to events that affect other companies in our industry even if these events do not directly affect us. Some companies that have had volatile market prices for their securities have had securities class actions filed against them. A suit filed against us, regardless of its merits or outcome, could cause us to incur substantial costs and could divert management’s attention.
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
     At August 31, 2008, our directors, executive officers and other affiliates beneficially owned, in the aggregate, approximately 48.0% of our outstanding common stock. As a result, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit your ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.
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
As of August 31, 2008, approximately $44.4 million of aggregate net proceeds remained invested in short-term interest-bearing obligations, investment-grade instruments, certificates of deposit or direct or guaranteed obligations of the United States government or in operating cash accounts.
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
None.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     None.
Item 6. Exhibits

Exhibit
No.	Description
10.1*	DemandTec, Inc. Non-Employee Director Compensation Policy, adopted effective as of September 2, 2008.
10.2*	Separation agreement dated as of June 9, 2008, by and between DemandTec, Inc. and John C. Crouch (incorporated herein by reference to our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on July 3, 2008)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Represents a management agreement or compensatory plan.
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
Dated: October 3, 2008

DemandTec, Inc.
By:	/s/ Mark A. Culhane
Mark A. Culhane
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit
No.	Description
10.1*	DemandTec, Inc. Non-Employee Director Compensation Policy, adopted effective as of September 2, 2008.
10.2*	Separation agreement dated as of June 9, 2008, by and between DemandTec, Inc. and John C. Crouch (incorporated herein by reference to our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on July 3, 2008)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Represents a management agreement or compensatory plan.