Form 10-Q
period 2008-11-30
DemandTec, Inc.
filed 2009-01-09
CIK 1400400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s common stock, par value $0.001, outstanding as of December 29, 2008 was: 27,831,629.

DemandTec, Inc.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
DemandTec, Inc.
Consolidated Balance Sheets
(in thousands, except per share data)

	As of	As of
	November 30,	February 29,
	2008	2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$28,483	$43,257
Marketable securities	48,369	30,547
Accounts receivable, net of allowances of $120 and $160 as of November 30, 2008 and February 29, 2008, respectively	12,361	18,227
Other current assets	4,311	4,161

Total current assets	93,524	96,192
Marketable securities, non-current	8,848	2,085
Property, equipment and leasehold improvements, net	5,235	5,139
Restricted cash	—	200
Other assets, net	10,081	10,180

Total assets	$117,688	$113,796

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$10,876	$6,969
Deferred revenue	45,579	44,006
Other current liabilities	451	478

Total current liabilities	56,906	51,453

Deferred revenue, non-current	4,525	11,369
Other long-term liabilities	516	677
Commitments and contingencies (see Note 3)
Stockholders’ equity:
Common stock, $0.001 par value — 175,000 shares authorized as of November 30, 2008 and February 29, 2008; 27,787 and 26,452 shares issued and outstanding, respectively, excluding 10 and 31 shares subject to repurchase, respectively, as of November 30, 2008 and February 29, 2008	28	26
Additional paid-in capital	130,891	122,699
Accumulated other comprehensive income	660	—
Accumulated deficit	(75,838)	(72,428)

Total stockholders’ equity	55,741	50,297

Total liabilities and stockholders’ equity	$117,688	$113,796

See Notes to Consolidated Financial Statements.

DemandTec, Inc.
Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2008	2007	2008	2007
Revenue	$18,989	$15,945	$55,675	$43,866
Cost of revenue(1)(2)	5,834	5,560	17,335	14,898

Gross profit	13,155	10,385	38,340	28,968

Operating expenses:
Research and development(2)	6,659	5,598	19,772	15,736
Sales and marketing(2)	4,839	4,697	15,250	12,316
General and administrative(2)	2,662	1,956	7,333	4,354
Amortization of acquired intangible assets	331	89	751	271

Total operating expenses	14,491	12,340	43,106	32,677

Loss from operations	(1,336)	(1,955)	(4,766)	(3,709)
Interest income	431	878	1,436	1,658
Interest expense	(31)	—	(54)	(1,216)
Other income (expense), net	37	291	(25)	266

Loss before provision (benefit) for income taxes	(899)	(786)	(3,409)	(3,001)
Provision (benefit) for income taxes	(91)	181	1	319

Net loss	$(808)	$(967)	$(3,410)	$(3,320)

Net loss per common share, basic and diluted	$(0.03)	$(0.04)	$(0.13)	$(0.23)

Shares used in computing net loss per common share, basic and diluted	27,681	26,167	27,192	14,705

(1) Includes amortization of acquired intangible assets	$152	$154	$457	$456

(2) Includes stock-based compensation expense as follows:
Cost of revenue	$389	$539	$1,243	$839
Research and development	509	580	1,681	827
Sales and marketing	488	605	1,699	830
General and administrative	424	340	1,222	569

Total stock-based compensation expense	$1,810	$2,064	$5,845	$3,065

See Notes to Consolidated Financial Statements.

DemandTec, Inc
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended
	November 30,
	2008	2007
Operating activities:
Net loss	$(3,410)	$(3,320)
Adjustment to reconcile net loss to net cash provided by operating activities:
Depreciation	2,149	1,390
Stock-based compensation expense	5,845	3,065
Amortization and revaluation to fair value of warrants issued in conjunction with debt	—	183
Amortization of acquired intangible assets	1,208	727
Amortization of financing costs	12	93
Charge on early extinguishment of debt	—	504
Other	167	19
Changes in operating assets and liabilities:
Accounts receivable	5,955	(3,269)
Prepaid expenses and other current assets	(115)	(661)
Deferred commissions	844	(114)
Other assets	(366)	(30)
Accounts payable and accrued expenses	3,372	(1,841)
Accrued compensation	403	1,056
Deferred revenue	(5,274)	10,426

Net cash provided by operating activities	10,790	8,228

Investing activities:
Purchases of property, equipment and leasehold improvements	(2,294)	(2,976)
Purchases of marketable securities	(69,805)	(56,652)
Maturities of marketable securities	45,220	15,750
Acquisition of TradePoint, net of cash received	—	(1,325)
Purchase of intangible assets	(1,000)	—
Removal of cash restriction	200	—

Net cash used in investing activities	(27,679)	(45,203)

Financing activities:
Proceeds from issuance of common stock, net of repurchases	2,319	284
Net cash proceeds from initial public offering	—	57,611
Increase in liability associated with offering costs	—	166
Payments on line of credit	—	(3,000)
Payments on notes payable	(8)	(10,400)

Net cash provided by financing activities	2,311	44,661

Effect of exchange rate changes on cash and cash equivalents	(196)	40

Net increase (decrease) in cash and cash equivalents	(14,774)	7,726
Cash and cash equivalents at beginning of period	43,257	21,036

Cash and cash equivalents at end of period	$28,483	$28,762

Supplemental information:
Cash paid for interest	$9	$956

Cash paid for income taxes	$208	$200

Reclassification of preferred stock warrant from liability to additional paid-in capital	$—	$712

Conversion of preferred stock to common stock and additional paid-in capital	$—	$51,144

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
     Reclassifications
     Certain amounts previously reported in our consolidated balance sheet at February 29, 2008, in our consolidated statement of operations for the nine months ended November 30, 2007, and within operating activities in our consolidated statement of cash flows for the nine months ended November 30, 2007, were combined with other line items to conform to the current period presentation. We combined these line items in order to improve the presentation of our financial statements.
Significant Accounting Policies
     Basis of Presentation
     Our consolidated financial statements include our accounts and those of our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The accompanying consolidated balance sheet as of November 30, 2008, the consolidated statements of operations for the three and nine months ended November 30, 2008 and 2007, and the consolidated statements of cash flows for the nine months ended November 30, 2008 and 2007 are unaudited. The consolidated balance sheet data as of February 29, 2008 was derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended February 29, 2008 (the “Form 10-K”) filed with the Securities and Exchange Commission, or SEC, on April 25, 2008. The accompanying statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Form 10-K, as well as subsequent filings with the SEC.
     The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, pursuant to the rules and regulations of the SEC. They do not include all of the financial information and footnotes required by GAAP. The unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of our management, include all adjustments necessary, all of which are of a normal recurring nature, for the fair presentation of our statement of financial position and our results of operations for the periods included in this quarterly report. The results for the three and nine months ended November 30, 2008 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending February 28, 2009.

     Use of Estimates
     Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. These accounting principles require us to make certain estimates and judgments that can affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the periods presented. Significant estimates and assumptions made by management include the determination of the fair value of share-based payments, the probability of attainment of service and performance conditions established related to performance-based awards, and the fair value of acquired intangible assets and the recoverability of long-lived assets. We believe that the estimates and judgments upon which we rely are reasonable, based upon information available to us at the time that these estimates and judgments are made. To the extent there are material differences between these estimates and actual results, our consolidated financial statements will be affected.
     Revenue Recognition
     We generate revenue from fees under agreements with initial terms that generally are one to three years in length. Our agreements contain multiple elements, which include the use of our software, SaaS delivery services, and professional services, as well as maintenance and customer support. Professional services consist of implementation, training, data integration and modeling, and analytical services related to our customers’ use of our software.
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
     Deferred Revenue
     Deferred revenue consists of billings or payments received in advance of revenue recognition. For arrangements with terms of over one year, we generally invoice our customers in annual installments, although certain multi-year agreements have had certain fees for all years invoiced and paid upfront. Deferred revenue to be recognized in the succeeding twelve month period is included in current deferred revenue on our consolidated balance sheets, with the remaining amounts included in deferred revenue, non-current.
     Foreign Currency Translation
     The denomination of the majority of our sales arrangements and the functional currency of our international operations is the United States dollar. Our international operations’ financial statements are remeasured into United States dollars with adjustments recorded as foreign currency gains (losses) in our consolidated statements of operations. All monetary assets and liabilities are remeasured at the current exchange rate at the end of the period, non-monetary assets and liabilities are remeasured at historical exchange rates, and revenue and expenses are remeasured at average exchange rates in effect during the period. We recognized foreign currency gains (losses) of approximately $37,000 and $297,000 in the three months ended November 30, 2008 and 2007, respectively, and ($20,000) and $388,000 in the nine months ended November 30, 2008 and 2007, respectively, in other income (expense), net.

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
     As of November 30, 2008 and February 29, 2008, long-lived assets located outside the United States were not significant. As of November 30, 2008, two customers accounted for 33% and 14%, respectively, of our accounts receivable balance. As of February 29, 2008, three customers accounted for 23%, 18% and 10%, respectively, of our accounts receivable balance.
     In the three and nine months ended November 30, 2008, one customer accounted for 17% and 14% of total revenue, respectively. In the three months ended November 30, 2007, two customers accounted for 14% and 10%, respectively, of total revenue, and in the nine months ended November 30, 2007, one customer accounted for 12% of total revenue. Revenue by geographic region, based on the billing address of the customer, was as follows (in thousands):

	Three Months Ended November 30,		Nine Months Ended November 30,
	2008	2007	2008	2007
United States	$16,528	$14,011	$48,028	$38,595
International	2,461	1,934	7,647	5,271

Total revenue	$18,989	$15,945	$55,675	$43,866

     The equipment hosting our software is in two third-party data center facilities located in California. We do not control the operation of these facilities and our operations are vulnerable to damage or interruption in the event either of these third-party data center facilities fails.
     Deferred Commissions
     We capitalize certain commission costs directly related to the acquisition of a customer agreement in accordance with Financial Accounting Standards Board, or FASB, Technical Bulletin 90-1, Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts. Our commission payments are paid shortly after our receipt of the related customer payment. The commissions are deferred and amortized to sales and marketing expense over the revenue recognition term of the related non-cancelable customer agreement. The deferred commission amounts are recoverable through their accompanying future revenue streams under non-cancellable customer agreements. We believe this is the appropriate method of accounting as the commission charges are so closely related to the revenue from the customer contracts that they should be recorded as an asset and charged to expense over the same period that the related revenue is recognized. Commission costs amortized to sales and marketing expense were approximately $829,000 and $2.4 million in the three and nine months ended November 30, 2008, respectively, and were $710,000 and $2.0 million in the three and nine months ended November 30, 2007, respectively. At November 30, 2008 and February 29, 2008, total deferred commission costs were $1.8 million and $2.6 million, respectively.
     Goodwill and Intangible Assets
     We record as goodwill the excess of the acquisition purchase price over the fair value of the tangible and identifiable intangible assets acquired. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, or SFAS No. 142, we do not amortize goodwill, but perform an annual impairment review of our goodwill during our third quarter, or more frequently if indicators of potential impairment arise. We evaluated our goodwill in November 2008 and observed no indication of any impairment. Following the criteria of SFAS No. 131 and SFAS No. 142, we have a single operating segment and consequently evaluate goodwill for impairment based on an evaluation of the fair value of our company as a whole. We record acquired intangible assets at their respective estimated fair values at the date of acquisition. Acquired intangible assets are being amortized using the straight-line method over their remaining estimated useful lives, which currently range from approximately eleven months to eight years. We evaluate the remaining useful lives of intangible assets on a periodic basis to determine whether events or circumstances warrant a revision to the remaining estimated amortization period. We observed no impairment indicators in the three months ended November 30, 2008.

     Impairment of Long-Lived Assets
     We evaluate the recoverability of our long-lived assets, including acquired intangible assets and property and equipment, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We review long-lived assets for possible impairment whenever events or circumstances indicate that the carrying amount of these assets may not be recoverable. We measure recoverability of assets by comparison of their carrying amount to the future undiscounted cash flows we expect the assets to generate. If we consider assets to be impaired, we measure the amount of any impairment as the difference between the carrying amount and the fair value of the impaired assets. We observed no impairment indicators through November 30, 2008.
     Stock-Based Compensation
     We account for employee and director stock-based compensation pursuant to the provisions of SFAS No. 123 (Revised 2004), Share-Based Payment, or SFAS No. 123R, which requires that all share-based payments be recognized as an expense in the statement of operations based on their fair values over the vesting period. Grants of stock options generally vest over four years. Annual stock option grants to members of our board of directors vest over one year. Performance-based awards, or PSUs, vest over an individual’s service period pursuant to certain performance and time-based vesting criteria set by our Compensation Committee, which has generally been between one and two years. We evaluate the probability of meeting the performance criteria at the end of each reporting period to determine how much compensation expense to record. Because the number of shares to be issued is not known until the end of the performance period, the compensation expense related to these awards could differ significantly from our estimates. Restricted stock units, or RSUs, vest over and individual’s service period solely pursuant to time-based vesting criteria set by our Compensation Committee. We measure the value of the RSUs at fair value on the measurement date, based on the number of units granted and the market value of our common stock on that date.
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
     Net Loss per Common Share
     We compute net loss per share in accordance with SFAS No. 128, Earnings per Share, or SFAS No. 128. Under the provisions of SFAS No. 128, basic net loss per share is computed using the weighted average number of common shares outstanding during the period except that it does not include unvested common shares subject to repurchase. Diluted net loss per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options or warrants or upon the settlement of PSUs or RSUs, shares subject to issuance under our 2007 Employee Stock Purchase Program (ESPP), unvested common shares subject to repurchase or cancellation and convertible preferred stock. The dilutive effect of outstanding stock options, PSUs and RSUs, shares subject to issuance under the ESPP, and warrants is reflected in diluted loss per share by application of the treasury stock method. When dilutive, warrants and convertible preferred stock are reflected on an if-converted basis from the date of issuance.
     Because the company has been in a loss position in all periods shown, basic and diluted net loss per common share were the same for the three and nine months ended November 30, 2008 and 2007, as the impact of all potentially dilutive securities outstanding would be anti-dilutive.

     The following table presents the calculation of historical basic and diluted net loss per common share (in thousands, except per share data):

	Three Months Ended November 30,		Nine Months Ended November 30,
	2008	2007	2008	2007
Net loss	$(808)	$(967)	$(3,410)	$(3,320)

Weighted average number of common shares outstanding	27,694	26,274	27,211	14,844
Less: Weighted average number of common shares subject to repurchase	(13)	(107)	(19)	(139)

Shares used in computing net loss per common share, basic and diluted	27,681	26,167	27,192	14,705

Net loss per common share, basic and diluted	$(0.03)	$(0.04)	$(0.13)	$(0.23)

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

	Three Months Ended November 30,		Nine Months Ended November 30,
	2008	2007	2008	2007
Shares subject to options to purchase common stock, PSUs and RSUs, and shares subject to issuance under the ESPP	4,073	6,027	4,467	5,101
Shares subject to warrants to purchase common stock	—	105	—	172
Common stock subject to repurchase	13	107	19	139
Convertible preferred stock (if-converted basis until initial public offering)	—	—	—	7,881

Total	4,086	6,239	4,486	13,293

     Recent Accounting Pronouncements
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, or SFAS No. 161. SFAS No. 161 requires companies with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments and related hedging activities and how they affect a company’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early application is encouraged and accordingly, we adopted SFAS No. 161 in August 2008.
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
     In April 2008, the FASB issued FASB Staff Position (FSP) FAS 142-3, Determination of the Useful Life of Intangible Assets, or FSP FAS 142-3. FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008 and early adoption is prohibited. We are currently evaluating the impact of the pending adoption of FSP FAS 142-3 on our consolidated financial statements.

2. Balance Sheet Accounts
     Marketable Securities
     Marketable securities, at amortized cost, consisted of the following as of the dates indicated (in thousands):

	As of	As of
	November 30,	February 29,
	2008	2008
Commercial paper	$7,273	$6,946
Corporate bonds	12,358	4,721
U.S. agency bonds	25,628	20,766
U.S. treasury securities	11,958	—
Asset-backed securities	—	199

	$57,217	$32,632

     All investments are held to maturity, and thus, there were no recognized gains or losses during the periods presented. We have the ability and intent to hold these investments to maturity and do not believe any of the marketable securities are impaired based on our evaluation of available evidence as of November 30, 2008. At November 30, 2008, we held no auction rate or asset-backed securities and all of our marketable securities had maturities of less than two years.
     Other Assets, Net
     Other assets, net consisted of the following as of the dates indicated (in thousands):

	As of	As of
	November 30,	February 29,
	2008	2008
Purchased intangible assets, net of accumulated amortization of $2,498 and $1,289, respectively	$4,002	$3,761
Goodwill	5,290	5,290
Other	789	1,129

Total other assets, net	$10,081	$10,180

     Accounts Payable and Accrued Expenses
     Accounts payable and accrued expenses consisted of the following as of the dates indicated (in thousands):

	As of	As of
	November 30,	February 29,
	2008	2008
Accounts payable	$4,012	$1,304
Accrued professional services	934	569
Income taxes payable	53	158
Accrued compensation	5,051	4,648
Other accrued liabilities	826	290

Total accounts payable and accrued expenses	$10,876	$6,969

3. Commitments and Contingencies
     Commitments
     In May 2008, we entered into a royalty-free, perpetual, worldwide agreement with a research and consulting firm pursuant to which we acquired rights to develop our own products based upon the firm’s assortment optimization technology and to integrate these into our software service offering for sale initially to the retail industry. In consideration, we committed to pay an aggregate of $1,450,000 in installments through January 2009. Upon delivery of the source code, the technology and intangible assets were recorded as intangible assets and are being amortized into operating expenses over an estimated life of approximately 18 months. At November 30, 2008, $450,000 remained payable under this agreement.

     At November 30, 2008, we had an outstanding irrevocable letter of credit in connection with a noncancelable operating lease commitment which we issued in favor of our landlord, for an aggregate amount of $200,000 that will automatically renew until the lease expires in February 2010. We secured the letter of credit using our existing line of credit, as described in Note 4.
     Legal Proceedings
     We are from time to time involved in legal matters that arise in the normal course of business. Based on information currently available, we do not believe that the ultimate resolution of any current matters, individually or in the aggregate, will have a material adverse effect on our business, financial condition or results of operations.
4. Debt
     In connection with our acquisition of TradePoint Solutions, Inc. (“TradePoint”) in November 2006, we issued a $1.8 million non-interest bearing promissory note to former TradePoint shareholders. At November 30, 2008, $434,000 remained outstanding and payable thereunder, awaiting instructions by the former TradePoint shareholders on how to allocate and distribute the proceeds.
     In April 2008, we entered into a new revolving line of credit with a total borrowing capacity of $15.0 million and terminated our existing $5.0 million credit facility. Amounts borrowed will bear interest, at our election, at a rate equal to either (i) the financial institution’s prime rate at the time of the borrowing or (ii) the LIBOR rate plus 2.0%. The line of credit is collateralized by substantially all of our assets and requires us to comply with working capital, net worth, and other non-financial covenants, including limitations on indebtedness and restrictions on dividend distributions, among others. In April 2008, the available balance was reduced by $200,000, to $14.8 million, to secure a non-cancelable operating lease commitment. Throughout the nine month period ended November 30, 2008, we were in compliance with all loan covenants and at November 30, 2008 we had no outstanding balance under the line of credit.

5. Stockholders’ Equity
     Equity Incentive Plans and Employee Stock Purchase Plan
     1999 Equity Incentive Plan
     In December 1999, our Board of Directors adopted the 1999 Equity Incentive Plan (the “1999 Plan”). The 1999 Plan, which expired on August 8, 2007 upon our IPO, provided for incentive or nonstatutory stock options, stock bonuses and rights to acquire restricted stock to be granted to employees, outside directors and consultants. As of November 30, 2008, options to purchase 5,611,322 shares were outstanding under the 1999 Plan. Such options are exercisable as specified in each option agreement, generally vest over four years, and expire no more than ten years from the date of grant.
     2007 Equity Incentive Plan
     In May 2007, our Board of Directors adopted, and in July 2007 our stockholders approved, the 2007 Equity Incentive Plan (the “2007 Plan”). The 2007 Plan became effective upon our IPO. The 2007 Plan, which is administered by the Compensation Committee of our Board of Directors, provides for stock options, stock units, restricted shares, and stock appreciation rights to be granted to employees, non-employee directors and consultants. We initially reserved 3.0 million shares of our common stock for issuance under the 2007 Plan. In addition, on the first day of each fiscal year commencing with fiscal year 2009, the aggregate number of shares reserved for issuance under the 2007 Plan shall automatically increase by a number equal to the lowest of a) 5% of the total number of shares of common stock then outstanding, b) 3,750,000 shares, or c) a number determined by our Board of Directors. As of November 30, 2008, a total of 763,811 shares were available for issuance and options to purchase 2,137,475 shares were outstanding under the 2007 Plan.
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
     Performance Stock Units. Performance stock units are awards under our 2007 Plan that entitle the recipient to receive shares of our common stock upon vesting and settlement of the awards pursuant to certain performance and time-based vesting criteria set by our Compensation Committee. We measure the value of the PSUs at fair value on the measurement date, based on the number of units granted and the market value of our common stock on that date. We amortize the fair value, net of estimated forfeitures, as stock-based compensation expense on a straight-line basis over the vesting period of the award (or, if applicable, over the vesting period of the tranche, viewing each tranche as a separate award). SFAS No. 123R requires compensation expense to be recognized on the PSUs if it is probable that the performance and service conditions will be achieved.
     On August 17, 2007, our Compensation Committee granted 1,000,000 PSUs to certain of our executive officers and other key employees. These awards had a grant date fair value of approximately $10.0 million, which is to be recognized over the vesting lives of the awards. These PSU grants are divided into two tranches. The first tranche consists of 30% of each grant, and relates to fiscal 2008 company performance and subsequent individual service requirements. The second tranche consists of the remaining 70% of each grant, and relates to fiscal year 2009 company performance and subsequent individual service requirements. These PSUs may vest over a period of up to 29 months. As of November 30, 2008, there were 626,875 shares subject to outstanding PSUs granted on August 17, 2007.
     On March 4, 2008, our Compensation Committee granted 160,000 PSUs to an executive officer. This PSU grant consists of a single tranche, and relates to company performance metrics for fiscal 2009 and subsequent individual service requirements. At the measurement date, the fair value of the PSUs granted on March 4, 2008 was approximately $1.7 million.
     Restricted Stock Units. Restricted stock units are awards under our 2007 Plan that entitle the recipient to receive shares of our common stock upon vesting and settlement of the awards pursuant to time-based vesting criteria set by our Compensation Committee. We measure the value of the RSUs at fair value on the measurement date, based on the number of units granted and the market value of our common stock on that date. We amortize the fair value, net of estimated forfeitures, as stock-based compensation expense on a straight-line basis over the vesting period. SFAS No. 123R requires compensation expense to be recognized with respect to the RSUs if it is probable that the service condition will be achieved.

     In March and April 2008, our Compensation Committee granted 545,900 RSUs to our executive officers and certain other employees. All of these RSUs will vest on April 15, 2010 subject to each grantee’s continued service. At the measurement date, the fair value of the RSUs was approximately $5.7 million. As of November 30, 2008, there were 502,850 shares subject to outstanding RSUs.
     2007 Employee Stock Purchase Plan
     In May 2007 our Board of Directors adopted, and in July 2007 our stockholders approved, the 2007 Employee Stock Purchase Plan (the “ESPP”). Under the ESPP, eligible employees may purchase shares of common stock at a price per share equal to 85% of the lesser of the fair market values of our common stock at the beginning or end of the applicable offering period. The initial offering period commenced on August 8, 2007 and ended on April 15, 2008; each subsequent offering period lasts for six months. We initially reserved 500,000 shares of our common stock for issuance under the ESPP. In addition, on the first day of each fiscal year commencing with fiscal year 2009, the aggregate number of shares reserved for issuance under the ESPP shall automatically increase by a number equal to the lowest of a) 1% of the total number of shares of common stock then outstanding, b) 375,000 shares, or c) a number determined by our Board of Directors. As of November 30, 2008, a total of 612,011 shares were available for issuance under the ESPP.
     Stock-Based Compensation Expense Associated with Awards to Employees
     Stock-based compensation expense related to stock-based awards to employees is based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R and is recognized over the respective vesting periods of the applicable awards on a straight-line basis. In the three months ended November 30, 2008, we issued employee stock-based awards in the form of stock options and shares subject to the ESPP. In the nine months ended November 30, 2008, we issued employee stock-based awards in the form of stock options, PSUs, RSUs and shares subject to the ESPP.
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

	Three Months Ended November 30,		Nine Months Ended November 30,
	2008 (1)	2007 (2)	2008	2007 (3)
Stock options:
Weighted average expected term (in years)	4.1	4.0	4.2	3.7
Expected stock price volatility	57%	38%	51%	36%
Risk-free interest rate	2.3%	3.1%	2.7%	4.1%
Expected dividend yield	0%	0%	0%	0%
Weighted average per share fair value of stock options granted during the period	$4.10	$4.53	$3.88	$3.34
Performance stock units:
Weighted average per share fair value of performance stock units granted during the period			$10.37	$9.97
Restricted stock units:
Weighted average per share fair value of restricted stock units granted during the period			$10.40
Employee Stock Purchase Plan:
Weighted average expected term (in months)	6		6	8
Expected stock price volatility	72%		57%	32%
Risk-free interest rate	0.9%		1.5%	4.2%
Expected dividend yield	0%		0%	0%

(1)	No PSUs or RSUs were issued in the three months ended November 30, 2008.

(2)	No PSUs, RSUs or ESPP shares were issued in the three months ended November 30, 2007.

(3)	No RSUs were issued in the nine months ended November 30, 2007.

     The aggregate intrinsic value of options exercised in the three and nine months ended November 30, 2008 was $1.2 million and $7.6 million, respectively. The aggregate intrinsic value of options exercised was calculated as the difference between the exercise price of the underlying stock option awards and the closing market value of our common stock on the date of exercise.
     We estimate forfeitures for our stock options, PSUs, and RSUs at the time of grant, and at the end of each reporting period we revise those estimates based on actual results and on service and performance criteria, taking into account cancellations related to terminations, as applicable to each award. The estimation of whether the performance targets and service periods will be achieved requires judgment. When our revised estimates result in a change to the number of awards expected to vest, we record a cumulative effect adjustment to unvested shares in the current period. When our revised estimates result in a change to the recognition period, we record the effect prospectively. In each of the three month periods ended May 31, 2008, August 31, 2008 and November 30, 2008, we recorded cumulative effect adjustments which resulted in a decrease to stock-based compensation expense of approximately $940,000, $253,000 and $224,000, respectively.
     As of November 30, 2008, we had $10.5 million of gross unrecognized stock-based compensation expense, excluding estimated forfeitures, related to unvested stock options granted after March 1, 2006. This amount is expected to be recognized over a weighted average period of approximately 2.9 years.
     As of November 30, 2008, we had $3.8 million of gross unrecognized stock-based compensation expense, excluding estimated forfeitures, related to PSUs. This amount is expected to be recognized over a weighted average period of approximately 0.8 years.
     As of November 30, 2008, we had $3.7 million of gross unrecognized stock-based compensation expense, excluding estimated forfeitures, related to RSUs. This amount is expected to be recognized over a weighted average period of approximately 1.4 years.
     Total stock-based compensation expense of approximately $228,000 related to the current ESPP purchase period is being recognized on a straight-line basis from October 16, 2008 through April 15, 2009, the end of the purchase period.
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
     Stock-based compensation expense in the three and nine months ended November 30, 2008 related to options granted to non-employees was approximately ($6,000) and $24,000, respectively, and in the three and nine months ended November 30, 2007 was approximately $226,000 and $454,000, respectively.
6. Income Taxes
     In the three and nine months ended November 30, 2008, we recorded an income tax (benefit) expense of ($91,000) and $1,000, respectively, compared to expense of $181,000 and $319,000, respectively, in the corresponding periods of the prior year. The effective tax rate for the nine months ended November 30, 2008 was 4% based on our estimated taxable income for the year, less certain discrete items. The discrete items were recorded as a result of the enactment of the Housing and Economic Recovery Act of 2008 and changes in our prior year estimated tax liability based on actual tax payments made with tax returns filed during our third quarter. Under the Housing and Economic Recovery Act, corporations otherwise eligible for bonus first-year depreciation may instead elect to claim a refund for R&D tax credits generated prior to 2006. Our estimate of the refundable credit under this Act is $83,000. Excluding the tax impact of the discrete items, we would have recorded a tax expense primarily for federal alternative minimum income taxes, state income taxes in states where we do not have net operating loss carryforwards, and foreign taxes. The income tax expense in the corresponding periods of the prior year was for federal alternative minimum income taxes, state income taxes in states where we have no net operating loss carryforwards, and foreign taxes.
     We recorded liabilities related to uncertain tax positions in accordance with the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes (FIN 48). For the nine months ended November 30, 2008, our unrecognized tax benefits were approximately $16,000 which had been reduced by $34,000 based on the tax returns filed during our third quarter. FIN No. 48 specifies that tax positions for which the timing of the ultimate resolution is uncertain should be recognized as long-term liabilities. We made no reclassifications between current taxes payable and long-term taxes payable. We do not expect to have significant changes to the unrecognized tax benefits over the next twelve months. Because of our history of operating losses, all years remain open to audit.
7. Derivative Financial Instruments
     We maintain a foreign currency risk management strategy, which includes the use of derivative financial instruments, that is designed to protect our economic value from the possible adverse effects of currency fluctuations. We do not enter into derivative financial instruments for speculative or trading purposes.
     In July 2008, we entered into two foreign currency forward contracts (“forward contracts”) to reduce our exposure in Euro denominated accounts receivable. We designated these forward contracts as cash flow hedges of foreign currency denominated firm commitments. Our objective in purchasing these forward contracts was to negate the impact of currency exchange rate movements on our operating results. One of our forward contracts matures in 6 months and the other matures in 18 months. As of November 30, 2008, the fair value of our forward contracts was approximately $636,000 and was included in other current assets and other assets, net on our consolidated balance sheet.
     To receive hedge accounting treatment under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, or SFAS No. 133, our hedging relationships are formally documented at the inception of the hedge, and the hedges must be highly effective in offsetting changes to future cash flows on hedged transactions both at the inception of the hedge and on an ongoing basis. We record effective spot-to-spot changes in these cash flow hedges in accumulated other comprehensive income (loss) until the hedged transaction takes place. We evaluate hedge effectiveness prospectively and retrospectively and record any ineffective portion of the hedging instruments to other income (expense), net in the consolidated statements of operations. Implicit interest of approximately $85,000 was excluded from effectiveness testing, in accordance with SFAS No. 133, and is being recorded using the straight line method over the terms of the forward contracts to interest expense and accumulated other comprehensive income (loss). Implicit interest recorded for the three and nine months ended November 30, 2008 totaled approximately $16,000 and $24,000, respectively. We did not incur any hedge ineffectiveness on our forward contracts in the three or nine months ended November 30, 2008 and we had no forward contracts or other derivatives in the corresponding periods of the prior year.
8. Fair Value Measurements
     Effective March 1, 2008, we adopted SFAS No. 157, Fair Value Measurements, or SFAS No. 157, which clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, SFAS No. 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:
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

     The following table summarizes the amounts measured at fair value as of November 30, 2008 (in thousands):

		Significant Other
		Observable Inputs
Description	Total	(Level 2)
Assets:
Foreign currency forward contracts(1)	$636	$636

(1)	Included in other current assets and other assets, net on our consolidated balance sheet.
9. Comprehensive Loss
     The following table summarizes the changes in the components of comprehensive loss, net of taxes (in thousands):

	Three Months Ended November 30,		Nine Months Ended November 30,
	2008	2007	2008	2007
Net loss	$(808)	$(967)	$(3,410)	$(3,320)
Change in net unrealized gain on cash flow hedges and implicit interest	$411	$—	$660	$—

Comprehensive loss	$(397)	$(967)	$(2,750)	$(3,320)

     The following table summarizes the components of accumulated other comprehensive income, net of taxes (in thousands):

	Three Months Ended November 30,		Nine Months Ended November 30,
	2008	2007	2008	2007
Net unrealized gain on cash flow hedges and implicit interest	$411	$—	$660	$—

Accumulated other comprehensive income	$411	$—	$660	$—

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

     Our CDM solutions consist of one or more software services and complementary analytical services. We offer our solutions individually or as a suite of integrated applications. Our software services are configurable to accommodate individual customer needs. Our solutions for the retail industry include DemandTec Lifecycle Price Optimization™, DemandTec End-to-End Promotion Management™, DemandTec Assortment & Space™, and DemandTec Targeted Marketing™. Our solution for the CP industry is DemandTec Trade Effectiveness™. The DemandTec Platform™ underlies all of our solutions for the retail and CP industries and the DemandTec TradePoint Network™ connects the two industries for online collaboration. We were incorporated in November 1999 and began selling our software in fiscal 2001. Our revenue has grown from $9.5 million in fiscal 2004 to $61.3 million in fiscal 2008, and was $55.7 million in the nine months ended November 30, 2008. Our operating expenses have also increased significantly during these same periods. We have incurred losses to date and had an accumulated deficit of approximately $75.8 million at November 30, 2008.
     We sell our software to retailers and CP companies under agreements with initial terms that generally are one to three years in length and provide a variety of services associated with our customers’ use of our software. We recognize the revenue we generate from each agreement ratably over the term of the agreement. Our revenue growth depends on our attracting new customers and renewing agreements with and selling add-ons to existing customers. Our ability to maintain or increase our rate of growth will be directly affected by the continued acceptance of our software in the marketplace, as well as the timing, size and term length of our customer agreements.
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
     We are headquartered in San Carlos, California, and have sales and marketing offices in North America, Europe and Japan. We sell our software through our direct sales force and receive some customer prospect introductions through third-parties such as systems integrators and a data syndication company. In the nine months ended November 30, 2008, approximately 86% of our revenue was attributable to sales of our software to companies located in the United States. In the future, we expect to derive an increasing percentage of total revenue from international customers by expanding our operations, professional services and direct sales force abroad, thereby incurring additional operating expenses and capital expenditures. Our ability to achieve profitability will also be affected by our revenue growth as well as the operating expenses associated with supporting that growth. Our largest category of operating expenses is research and development expenses, and the largest component of our operating expenses is personnel costs.
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
     In the three months ended November 30, 2008, there were no significant changes in our critical accounting policies. During each of the three month periods ended May 31, 2008, August 31, 2008 and November 30, 2008, we changed our estimate of the number of shares expected to vest utilized in calculating stock-based compensation expense. Please refer to Note 5 of Notes to Consolidated Financial Statements included herein for a more complete discussion of the changes in estimates. Also, please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended February 29, 2008 and Note 1 of Notes to Consolidated Financial Statements included herein for a more complete discussion of our critical accounting policies and estimates.
Results of Operations
     Revenue
     We derive all of our revenue from customer agreements that cover the use of our software and various services associated with our customers’ use of our software. We recognize all revenue ratably over the term of the agreement.
     Our agreements generally are non-cancelable, but customers typically have the right to terminate their agreement for cause if we materially breach our obligations under the agreement and, in certain situations, may have the ability to extend the duration of their agreement on pre-negotiated terms. We invoice our customers in accordance with contractual terms, which generally provide that our customers are invoiced in advance for annual use of our software and for services other than implementation and training services. We generally provide implementation services on a time and materials basis and invoice our customers monthly in arrears. We also invoice in arrears for our training classes on implementing and using our software on a per person, per class basis. Our payment terms typically require our customers to pay us within 30 days of the invoice date. We include amounts invoiced in accounts receivable until collected and in deferred revenue until recognized as revenue.

	Three Months Ended November 30,		Nine Months Ended November 30,
	2008	2007	2008	2007
	(in thousands)
Revenue	$18,989	$15,945	$55,675	$43,866
     Three and Nine Months Ended November 30, 2008 Compared to the Three and Nine Months Ended November 30, 2007. Revenue for the three and nine months ended November 30, 2008 increased approximately $3.0 million, or 19.1%, and $11.8 million, or 26.9%, respectively, compared to the corresponding periods of the prior year.
     Revenue from new customers increased $1.1 million and $2.7 million, respectively, in the three and nine months ended November 30, 2008 compared to the corresponding periods of the prior year. New customers are those that did not contribute any revenue in the respective three or nine month periods ended November 30, 2007. Revenue from existing customers increased $2.0 million and $9.0 million, respectively, compared to the corresponding periods of the prior year, primarily as a result of add-on sales to our installed base. Existing customers are those that contributed revenue in each of the periods presented.
     In the three and nine months ended November 30, 2008, revenue from customers located outside the United States represented 13% and 14%, respectively, of revenue compared to 12% in each of the corresponding periods of the prior year. We expect that, in the future, revenue from customers outside the United States will increase as a percentage of total revenue on an annual basis.
     In each of the three and nine month periods ended November 30, 2008, revenue from retail customers represented 86% of revenue compared to 92% and 93%, respectively, in the corresponding periods of the prior year. In each of the three and nine months ended

November 30, 2008, revenue from CP companies represented 14% of revenue, compared to 8% and 7%, respectively, in the corresponding periods of the prior year. We expect that, in the future, revenue from CP companies will increase as a percentage of total revenue on an annual basis.
     Cost of Revenue
     Cost of revenue includes expenses related to data center costs, depreciation expenses associated with computer equipment and software, compensation and related expenses of operations, technical customer support and professional services personnel, amortization of acquired intangible assets and allocated overhead expenses. We have contracts with two third parties for the use of their data center facilities, and our data center costs principally consist of the amounts we pay to these third parties for rack space, power and similar items. Amortization of acquired intangible assets relates to developed technology acquired in the TradePoint acquisition and to our acquisition of rights to develop acquired assortment optimization technology. We are amortizing these intangible assets over a remaining life of approximately eleven months to eight years. We allocate overhead costs, such as rent and occupancy costs, employee benefits, information management costs, and legal and other costs, to all departments predominantly based on headcount. As a result, we include allocated overhead expenses in cost of revenue and each operating expense category.

	Three Months Ended November 30,		Nine Months Ended November 30,
	2008	2007	2008	2007
	(dollars in thousands)
Revenue	$18,989	$15,945	$55,675	$43,866
Cost of revenue	5,834	5,560	17,335	14,898

Gross profit	13,155	10,385	38,340	28,968
Gross margin	69.3%	65.1%	68.9%	66.0%
     Three and Nine Months Ended November 30, 2008 Compared to the Three and Nine Months Ended November 30, 2007. Cost of revenue in the three and nine months ended November 30, 2008 increased approximately $274,000 and $2.4 million, or 4.9% and 16.4%, respectively, compared to the corresponding periods of the prior year. The increase was due primarily to increased personnel costs, equipment maintenance and depreciation expense offset by a decrease in third-party contractor and consulting costs.
     Personnel costs increased primarily as a result of increased headcount in the three and nine months ended November 30, 2008. Consulting services, support services, and production operations headcount increased to 94 at November 30, 2008 from 80 at November 30, 2007. Personnel costs increased approximately $144,000 and $1.8 million, respectively, in the three and nine months ended November 30, 2008 compared to the corresponding periods of the prior year. Personnel costs include all compensation, benefits and hiring costs. Stock-based compensation expense included in cost of revenue, which is a component of personnel costs, was approximately $389,000 and $1.2 million, respectively, in the three and nine months ended November 30, 2008 compared to $539,000 and $839,000, respectively, in the corresponding periods of the prior year. Equipment maintenance and depreciation expense increased in the three and nine months ended November 30, 2008 by approximately $269,000 and $803,000, respectively, compared to the corresponding periods of the prior year, as a result of capital expenditures, predominantly related to equipment in the third-party data centers, to support customer growth. Third-party contractor and consulting expense decreased approximately $243,000 and $514,000 in the three and nine months ended November 30, 2008, respectively, compared to the corresponding periods of the prior year due to increased use of DemandTec personnel to support customers as opposed to third-party consulting firms.
     Our gross margin increased to 69.3% and 68.9%, respectively, in the three and nine months ended November 30, 2008 compared to 65.1% and 66.0%, respectively, in the corresponding periods of the prior year as we spread our data infrastructure costs over a larger customer base and utilized DemandTec personnel to implement and support customers. We expect that our cost of revenue will decrease as a percentage of revenue and our gross margin will increase in the future as we grow our customer base. In addition, we are amortizing acquired intangible assets over three to ten years on a straight-line basis, which, absent any impairment, will result in quarterly amortization expense of approximately $150,000 in cost of revenue through the three months ended August 31, 2009 and declining amounts thereafter. We expect that stock-based compensation charges included in cost of revenue will vary over the long term depending on the timing and magnitude of equity incentive grants during each quarter.

     Research and Development Expenses
     Research and development expenses include compensation and related expenses for our research, product management and software development personnel and allocated overhead expenses. We devote substantial resources to extending our existing software applications as well as to developing new software.

	Three Months Ended November 30,		Nine Months Ended November 30,
	2008	2007	2008	2007
	(dollars in thousands)
Research and development	$6,659	$5,598	$19,772	$15,736
Percent of revenue	35.1%	35.1%	35.5%	35.9%
     Three and Nine Months Ended November 30, 2008 Compared to the Three and Nine Months Ended November 30, 2007. Research and development expenses in the three and nine months ended November 30, 2008 increased approximately $1.1 million and $4.0 million, or 19.0% and 25.6%, respectively, compared to the corresponding periods of the prior year, primarily due to increased personnel costs, third-party contractor and consulting costs, and equipment maintenance and depreciation expense.
     Personnel costs increased approximately $585,000 and $3.0 million, respectively, in the three and nine months ended November 30, 2008 compared to the corresponding periods of the prior year, primarily as a result of increased headcount. Research and development headcount increased to 101 at November 30, 2008 from 90 at November 30, 2007. Personnel costs include all compensation, benefits and hiring costs. Stock-based compensation expense included in research and development expenses, which is a component of personnel costs, was $509,000 and $1.7 million, respectively, in the three and nine months ended November 30, 2008 as compared to $580,000 and $827,000, respectively, in the three and nine months ended November 30, 2007. Third-party contractor and consulting expense increased approximately $159,000 and $416,000 in the three and nine months ended November 30, 2008, respectively, compared to the corresponding periods of the prior year, as a result of a new development process methodology initiated in May 2008. Equipment maintenance and depreciation expense increased in the three and nine months ended November 30, 2008 by approximately $144,000 and $382,000, respectively, compared to the corresponding periods of the prior year, as a result of capital expenditures to support our research and development labs and infrastructure and increased headcount.
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

	Three Months Ended November 30,		Nine Months Ended November 30,
	2008	2007	2008	2007
	(dollars in thousands)
Sales and marketing	$4,839	$4,697	$15,250	$12,316
Percent of revenue	25.5%	29.5%	27.4%	28.1%
     Three and Nine Months Ended November 30, 2008 Compared to the Three and Nine Months Ended November 30, 2007. Sales and marketing expenses in the three and nine months ended November 30, 2008 increased approximately $142,000 and $2.9 million, or 3.0% and 23.8%, respectively, compared to the corresponding periods of the prior year primarily as a result of increased personnel costs and marketing related costs.
     Personnel costs increased approximately $209,000 and $2.3 million, respectively, in the three and nine months ended November 30, 2008 compared to the corresponding periods of the prior year. The increase for the three months ended November 30, 2008 was primarily due to an increase in commissions expense. The increase for the nine months ended November 30, 2008 was primarily due to an increase in commissions expense and stock-based compensation expense. Sales and marketing headcount increased to 37 at

November 30, 2008 from 36 at November 30, 2007. Personnel costs include all compensation, benefits and hiring costs. Commission expense increased $141,000 and $543,000 in the three and nine months ended November 30, 2008 compared to the corresponding periods of the prior year. Stock-based compensation expense, which is a component of personnel costs and is included in sales and marketing expenses, was $488,000 and $1.7 million, respectively, in the three and nine months ended November 30, 2008 as compared to $605,000 and $830,000, respectively, in the corresponding periods of the prior year. Marketing-related costs increased $384,000 in the nine months ended November 30, 2008 compared to the corresponding period of the prior year, primarily related to tradeshows, events and advertising.
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

	Three Months Ended November 30,		Nine Months Ended November 30,
	2008	2007	2008	2007
	(dollars in thousands)
General and administrative	$2,662	$1,956	$7,333	$4,354
Percent of revenue	14.0%	12.3%	13.2%	9.9%
     Three and Nine Months Ended November 30, 2008 Compared to the Three and Nine Months Ended November 30, 2007. General and administrative expenses in the three and nine months ended November 30, 2008 increased approximately $706,000 and $3.0 million, respectively, or 36.1% and 68.4%, respectively, over the corresponding periods of the prior year. The increase was primarily due to increased personnel costs, increased third-party professional services, principally for legal, and accounting and auditing expenses associated with being a public company. Personnel costs increased approximately $254,000 and $1.3 million, respectively, in the three and nine months ended November 30, 2008 compared to the corresponding periods of the prior year, primarily as a result of headcount increases and stock-based compensation expense. Personnel costs include all compensation, benefits and hiring costs. General and administrative headcount increased to 41 at November 30, 2008 from 34 at November 30, 2007. Stock-based compensation expense included in general and administrative expenses, which is included in personnel costs, was $424,000 and $1.2 million, respectively, in the three and nine months ended November 30, 2008 compared to $340,000 and $569,000, respectively, in the corresponding periods of the prior year. Third-party professional services costs increased approximately $189,000 and $1.1 million, respectively, in the three and nine months ended November 30, 2008 compared to the corresponding periods of the prior year, primarily due to costs associated with being a public company related to Sarbanes-Oxley compliance and audit expenses.
     We expect that, in the future, general and administrative expenses will increase in absolute dollars but remain relatively constant or decrease slightly as a percentage of revenue. We expect that stock-based compensation charges included in general and administrative expenses will vary over the long term depending on the timing and magnitude of equity incentive grants during each quarter.
     Amortization of Acquired Intangible Assets

	Three Months Ended November 30,		Nine Months Ended November 30,
	2008	2007	2008	2007
	(dollars in thousands)
Amortization of acquired intangible assets	$331	$89	$751	$271
Percent of revenue	1.7%	0.6%	1.3%	0.6%
     Three and Nine Months Ended November 30, 2008 Compared to the Three and Nine Months Ended November 30, 2007. Amortization of acquired intangible assets increased approximately $242,000 and $480,000 in the three and nine months ended November 30, 2008, respectively, compared to the corresponding periods of the prior year as a result of our May 2008 acquisition of rights to develop acquired assortment optimization technology. In June 2008 we began amortizing intangible assets associated with those rights. We are amortizing all acquired intangible assets over a remaining life of approximately eleven months to eight years on a straight-line basis, which, absent any impairment, will result in quarterly amortization expense of approximately $330,000 in operating expenses and $150,000 in cost of revenue through the three months ending August 31, 2009 and declining amounts thereafter.
     Other Income (Expense), Net

	Three Months Ended November 30,		Nine Months Ended November 30,
	2008	2007	2008	2007
	(in thousands)
Interest income	$431	$878	$1,436	$1,658
Interest expense	(31)	—	(54)	(1,216)
Other income (expense)	37	291	(25)	279

Other income (expense), net	$437	$1,169	$1,357	$721

     Three and Nine Months Ended November 30, 2008 Compared to the Three and Nine Months Ended November 30, 2007. Other income (expense), net decreased $732,000 and increased $636,000, respectively, in the three and nine months ended November 30, 2008 compared to the corresponding periods of the prior year. The decrease in the three months ended November 30, 2008 was primarily due to decreased interest income resulting from lower interest rates on invested cash balances. The increase in the nine months ended November 30, 2008 was primarily due to a decrease in interest expense resulting from the payoff of interest-bearing debt in August 2007.
     Interest income decreased $447,000 and $222,000, respectively, in the three and nine months ended November 30, 2008 compared to the corresponding periods of the prior year, primarily due to lower interest rates on invested cash balances.
     Interest expense decreased $1.2 million in the nine months ended November 30, 2008 compared to the corresponding period of the prior year as we paid off approximately $13.0 million in interest-bearing debt with proceeds from our IPO in August 2007.
     Other income (expense) decreased $254,000 and $304,000, respectively, in the three and nine months ended November 30, 2008 compared to the corresponding periods of the prior year. Other income (expense) for the three and nine months ended November 30, 2008 was primarily due to foreign exchange gains of $37,000 and losses of ($20,000), respectively, compared to foreign exchange gains of $297,000 and $388,000, respectively, in the corresponding periods of the prior year.
     Provision (Benefit) for Income Taxes

	Three Months Ended November 30,		Nine Months Ended November 30,
	2008	2007	2008	2007
	(in thousands)
Provision (benefit) for income taxes	$(91)	$181	$1	$319
     Three and Nine months Ended November 30, 2008 Compared to the Three and Nine Months Ended November 30, 2007. In the three and nine months ended November 30, 2008, we recorded an income tax (benefit) expense of ($91,000) and $1,000, respectively, compared to expense of $181,000 and $319,000, respectively, in the corresponding periods of the prior year. The effective tax rate for the nine months ended November 30, 2008 was 4% based on our estimated taxable income for the year, less certain discrete items. The discrete items were recorded as a result of the enactment of the Housing and Economic Recovery Act of 2008 and changes in our prior year estimated tax liability based on actual tax payments made with tax returns filed during our third quarter. Under the Housing and Economic Recovery Act, corporations otherwise eligible for bonus first-year depreciation may instead elect to claim a refund for R&D tax credits generated prior to 2006. Our estimate of the refundable credit under this Act is $83,000. Excluding the tax impact of the discrete items, we would have recorded a tax expense primarily for federal alternative minimum income taxes, state income taxes in states where we do not have net operating loss carryforwards, and foreign taxes. The income tax expense in the corresponding periods of the prior year was for federal alternative minimum income taxes, state income taxes in states where we have no net operating loss carryforwards, and foreign taxes.
     Our effective tax rate differs from our statutory rate in the three and nine month periods ended November 30, 2008 and 2007 primarily due to the utilization of our net operating loss carryforwards to offset taxes payable for federal purposes and for certain states.
     Since inception, we have incurred a cumulative operating loss and, accordingly, have recorded a provision for income taxes primarily for federal alternative minimum income taxes, state income taxes principally in states where we have no net operating loss carryforwards and foreign taxes. At February 29, 2008, we had federal and state net operating loss carryforwards of approximately $54.1 million and $35.3 million, respectively, to offset future taxable income.
     Stock-Based Compensation Expense
     Total stock-based compensation expense decreased $254,000 and increased $2.8 million, respectively, in the three and nine months ended November 30, 2008 compared to the corresponding periods of the prior year. The decrease in the three months ended November 30, 2008 was primarily due to our revisions of the number of awards (primarily PSUs) expected to vest, a reduction in the number of unvested PSUs outstanding as some shares vested in July 2008, and a decrease in non-employee stock-based compensation expense due to a decrease in the number of unvested shares outstanding, partially offset by an increase in stock-based compensation expense of $1.1 million related to options and awards granted to new and existing employees subsequent to November 30, 2007. The increase in the nine months ended November 30, 2008 was primarily due to options granted to new and existing employees subsequent to November 30, 2007 and the award of PSUs and RSUs, partially offset by a decrease of $1.4 million of stock-based compensation expense resulting from our revisions of our estimate of the number of awards (primarily PSUs) expected to vest and lower PSU expense as some shares vested in July 2008. See Note 5 of Notes to our Consolidated Financial Statements contained herein for further explanation of how we derive and account for these estimates. We expect that stock-based compensation expense will vary in the future depending upon the magnitude of equity incentive grants and our revisions of our estimate of the number of shares expected to vest.
Liquidity and Capital Resources
     At November 30, 2008, our principal sources of liquidity consisted of cash, cash equivalents, and marketable securities of $85.7 million, net accounts receivable of $12.4 million, and available borrowing capacity under our credit facility of $14.8 million.
     In August 2007, we completed our IPO, in which we raised approximately $57.6 million in net proceeds after deducting underwriting discounts and commissions of $4.6 million and other offering costs of $3.8 million. Prior to our IPO, we historically funded our operations primarily through private sales of our convertible preferred stock, customer payments for our software services and borrowings from our bank loans and lines of credit.
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

	Nine Months Ended November 30,
	2008	2007
	(in thousands)
Net cash provided by operating activities	$10,790	$8,228
Net cash used in investing activities	(27,679)	(45,203)
Net cash provided by financing activities	2,311	44,661
     Operating Activities
     Our cash flows from operating activities in any period are significantly influenced by the number of customers using our software, the number and size of new customer contracts, the timing of renewals of existing customer contracts, and the timing of payments by these customers. Our largest source of operating cash flows is cash collections from our customers, which results in decreases to accounts receivable. Our primary uses of cash in operating activities are for personnel-related expenditures and lease payments for our facilities and data centers. Our cash flows from operating activities in any period will continue to be significantly affected by the extent to which we add new customers, renew existing customers, collect payments from our customers and increase personnel to grow our business.
     In the nine months ended November 30, 2008, we generated $10.8 million of net cash from operating activities, principally due to $9.2 million of non-cash charges for stock-based compensation expense, depreciation, and amortization of intangible assets, increased collection efforts which resulted in a $6.0 million decrease in accounts receivable, and a $4.4 million increase in accounts payable and accrued expenses due to the timing of payments due to certain vendors as well as the seasonality of certain compensation-related payments, offset by a $5.3 million decrease in deferred revenue associated with the fact that we increasingly bill customers on an annual basis rather than billing multiple years in advance, and a $3.4 million net loss. In the nine months ended November 30, 2007, we generated $8.2 million of net cash from operating activities, principally due to customer cash collections that resulted in an increase in deferred revenue of $10.4 million, partially offset by an increase in accounts receivable of $3.3 million. In addition, we used $1.8 million of cash to pay down accounts payable balances. This was largely offset by a $1.1 million increase in accrued compensation due to the timing of variable bonus payments and increased overall variable pay due to growth in headcount.
     Investing Activities
     Our primary investing activities have been capital expenditures on equipment located in our third-party data center and net purchases of marketable securities and payments for an acquisition.
     In the nine months ended November 30, 2008, we used $27.7 million of net cash in investing activities related to the net purchases of marketable securities of $24.6 million, capital expenditures of $2.3 million and the purchase of intangible assets of $1.0 million. In the nine months ended November 30, 2007, we used $45.2 million of net cash in investing activities. We used $56.7 million of cash for net purchases of marketable securities as we invested cash raised from our IPO and received $15.8 million on maturities of marketable securities. We used $3.0 million for capital expenditures largely for our data centers and infrastructure to support the company’s growth. We used $1.3 million to pay down notes payable to former TradePoint shareholders.
     Financing Activities
     Our primary financing activities have been issuances of common stock related to our IPO, exercises of stock options, and borrowings and repayments under our credit facilities.
     In the nine months ended November 30, 2008, our primary financing activities were related to the issuance of common stock upon the exercise of stock options, net of repurchases and the issuance of common stock under our ESPP, which totaled $2.3 million. In the nine months ended November 30, 2007, our primary financing activities were $57.6 million of net cash proceeds from our IPO in August 2007 and the payoff of our $10.0 million term loan and our $3.0 million revolving line of credit balance.
     We believe that cash provided by operating activities, together with our cash, cash equivalents, and marketable securities balances at November 30, 2008, will be sufficient to fund our projected operating requirements for at least the next twelve months. We may need to raise additional capital or incur additional indebtedness to continue to fund our operations over the long term. Our future capital requirements will depend on many factors, including our rate of revenue growth, our rate of expansion of our workforce, the timing and extent of our expansion into new markets, the timing of introductions of new functionality and enhancements to our software, the timing and size of any acquisitions of other companies or assets and the continuing market acceptance of our software. We may enter into arrangements for potential acquisitions of complementary businesses, services or technologies, which also could require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.
Contractual Obligations
     Our principal commitments consist of obligations under operating leases for office space and data centers and a note payable to a former TradePoint shareholder. Our lease agreements generally do not provide us with the option to renew. Our future operating lease obligations will change if we enter into new lease agreements upon the expiration of our existing lease agreements and if we enter into new lease agreements to expand our operations.
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

     At November 30, 2008, the future minimum payments under these commitments as well as payments due under our note payable were as follows:

	Payments Due by Period
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(In thousands)
Operating leases	$1,887	$1,464	$423	$—	$—
Note payable to former TradePoint shareholders	434	434	—	—	—
Acquisition of rights to assortment optimization	450	450	—	—	—

Total contractual obligations	$2,771	$2,348	$423	$—	$—

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
Recent Accounting Pronouncements
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, or SFAS No. 161. SFAS No. 161 requires companies with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments and related hedging activities and how they affect a company’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early application is encouraged and accordingly, we adopted SFAS No. 161 in August 2008.
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
     In April 2008, the FASB issued FASB Staff Position (FSP) FAS 142-3, Determination of the Useful Life of Intangible Assets, or FSP FAS 142-3. FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008 and early adoption is prohibited. We are currently evaluating the impact of the pending adoption of FSP FAS 142-3 on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Foreign Currency Risk
     As we fund our international operations, our cash and cash equivalents could be affected by changes in exchange rates. To date, the foreign currency exchange rate effect on our cash and cash equivalents has not been significant.
     We operate internationally and generally our international sales agreements are denominated in the country of origin currency, and therefore our revenue is subject to foreign currency risk. Also, some of our operating expenses and cash flows are denominated in foreign currency and, thus, are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the exchange rates for the British Pound and the Euro. We periodically enter into foreign exchange forward contracts to reduce exposure in non-United States dollar denominated receivables. We formally assess, both at a hedge’s inception and on an ongoing basis, whether the derivatives used in hedging transactions are highly effective in negating currency risk. As of November 30, 2008, we had two outstanding forward foreign exchange contracts to sell Euros for U.S. dollars in six months and 18 months, respectively, with a notional principal of €1.2 million (or approximately $1.5 million) each. We do not enter into derivative financial instruments for speculative or trading purposes.
     We apply SFAS No. 52, Foreign Currency Translation, with respect to our international operations, which are primarily sales and marketing support entities. We have remeasured our accounts denominated in non-U.S. currencies using the U.S. dollar as the functional currency and recorded the resulting gains (losses) within other income (expense), net for the period. We remeasure all monetary assets and liabilities at the current exchange rate at the end of the period, non-monetary assets and liabilities at historical exchange rates, and revenue and expenses at average exchange rates in effect during the period. Foreign currency losses were ($20,000) in the nine months ended November 30, 2008.
     Interest Rate Sensitivity
     We had cash and cash equivalents totaling $28.5 million and marketable securities totaling $57.2 million at November 30, 2008. These amounts were invested primarily in government securities and corporate notes and bonds, with credit ratings of at least single A or better, and money market funds and interest-bearing demand deposit accounts. By policy, we limit the amount of credit exposure to any one issuer and we do not enter into investments for trading or speculative purposes. Our cash and cash equivalents are held for working capital purposes with capital preservation as the primary objective.
     Our cash equivalents and marketable securities are subject to market risk due to changes in interest rates. Fixed rate interest securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. However, because we classify our marketable securities as “held-to-maturity”, no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other-than-temporary. We considered the historical volatility of short-term interest rates and determined that it was reasonably possible that an adverse change of 100 basis-points could be experienced in the near term. A hypothetical increase in interest rates of 100 basis-points could result in a $330,000 decrease in the fair values of our marketable securities at November 30, 2008 and $170,000 at February 29, 2008.
Item 4. Controls and Procedures
     Evaluation of Disclosure Controls and Procedures
     We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2008, the end of the period covered by this Quarterly Report on Form 10-Q. This evaluation (the “controls evaluation”) was done under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Disclosure controls and procedures means controls and other procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed such that information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based on the controls evaluation, our CEO and CFO have concluded that as of November 30, 2008, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC and to ensure that material information relating to DemandTec, Inc. and our consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.
     Our management, including the CEO and CFO, do not expect that our disclosure controls and procedures will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
     Changes in Internal Control over Financial Reporting
     No change in our internal control over financial reporting occurred in the three months ended November 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Internal control over financial reporting means a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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
     We have a history of losses and have not achieved profitability in any fiscal year. We experienced net losses of $4.5 million, $1.5 million and $2.7 million in fiscal 2008, fiscal 2007 and fiscal 2006, respectively, and a net loss of $3.4 million in the nine months ended November 30, 2008. At November 30, 2008, we had an accumulated deficit of $75.8 million. We may continue to incur net losses in the future. In addition, we expect our cost of revenue and operating expenses to continue to increase as we implement initiatives to continue to grow our business. We also expect to incur additional general and administrative expenses associated with being a public company. If our revenue does not increase to offset these expected increases in cost of revenue and operating expenses, we will not be profitable. You should not consider our revenue growth in recent periods as indicative of our future performance. In fact, in future periods our revenue could decline. Accordingly, we cannot assure you that we will be able to achieve or maintain profitability in the future.
The effects of the recent global economic crisis may adversely impact our business, operating results or financial condition.
     The recent global economic crisis has caused a general tightening in the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy, extreme volatility in credit, equity and fixed income markets, and a growing economic contraction. The retail and consumer product industries have been and may continue to be especially hard hit by these economic developments. For example, current or potential customers may not have funds to enter into or renew their agreements for our software and services, which could cause them to delay, decrease or cancel purchases of our software and services or to not pay us or to delay paying us for previously purchased software and services. Financial institution failures may cause us to incur increased expenses or make it more difficult either to utilize our existing debt capacity or otherwise obtain financing for our operations, investing activities (including the financing of any future acquisitions), or financing activities. Finally, our investment portfolio, which includes short-term debt securities, is subject to general credit, liquidity, counterparty, market and interest rate risks that may be exacerbated by the recent global financial crisis. If the banking system or the fixed income, credit or equity markets continue to deteriorate or remain volatile, our investment portfolio may be impacted and the values and liquidity of our investments could be adversely affected.
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
     We derive a significant percentage of our revenue from a relatively small number of customers, and the loss of any one or more of those customers could decrease our revenue and harm our current and future operating results. Our retail customers accounted for 86% of our revenue in the nine months ended November 30, 2008 and 90% of our revenue in fiscal 2008. In the nine months ended November 30, 2008, our two largest customers accounted for approximately 24% of our revenue, and in fiscal 2008 our three largest customers accounted for approximately 29% of our revenue. Although our largest customers may vary from period to period, we anticipate that we will continue to depend on revenue from a relatively small number of retail customers. Further, our ability to grow revenue depends on our ability to increase sales to existing customers, to renew agreements with our existing customers and to attract new customers. If economic factors continue to negatively impact the retail market segment, it could reduce the amount that these customers spend on information technology, and in particular CDM software, or could possibly result in the failure of one or more of our significant customers, which would adversely affect our revenue and results of operations.
Our business depends substantially on customers renewing their agreements for our software. Any decline in our customer renewals would harm our operating results.

     To maintain and grow our revenue, we must achieve and maintain high levels of customer renewals. We sell our software pursuant to agreements with initial terms that are generally one to three years in length. Our customers have no obligation to renew their agreements after the expiration of their term, and we cannot assure you that these agreements will be renewed on favorable terms or at all. The fees we charge for our solutions vary based on a number of factors, including the software, service and hosting components provided and the duration of the agreement term. Our initial agreements with customers may include fees for software, services or hosting components that may not be needed upon renewal. As a consequence, upon renewal of these agreements, if any, we may receive lower total fees. In addition, if an agreement is renewed for a term longer than the preceding term, we may receive total fees in excess of total fees received in the initial agreement but a smaller average annual fee because we generally charge lower annual fees in connection with agreements with longer terms. In any of these situations, we would need to sell additional software, services or hosting in order to maintain the same level of annual fees from that customer. There can be no assurance that we will be able to renew these agreements, sell additional software or services or sell to new customers. In the past, some customers have elected not to renew their agreements with us or have renewed on less favorable terms. For instance, Sainsbury plc, which accounted for 21.2% of our fiscal 2006 revenue, did not renew its agreement when its term expired in the fourth quarter of fiscal 2006. We have limited historical data with respect to customer renewals, so we may not be able to predict future customer renewal rates and amounts accurately. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including their satisfaction or dissatisfaction with our software, the price of our software, the prices of competing products and services, consolidation within our customer base or reductions in our customers’ information technology spending levels. If our customers do not renew their agreements for our software for any reason, or if they renew on less favorable terms, our revenue will decline.
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
     We market our software to large retailers and CP companies, and sales to these customers are complex efforts that involve educating our customers about the use and benefits of our software, including its technical capabilities. Customers typically undertake a significant evaluation process that can result in a lengthy sales cycle, in some cases exceeding twelve months. We spend substantial time, effort and money in our sales efforts without any assurance that our efforts will generate long-term agreements. In addition, customer sales decisions are frequently influenced by macroeconomic factors, budget constraints, multiple approvals, and unplanned administrative, processing and other delays. If sales expected from a specific customer are not realized, our revenue and, thus, our future operating results could be adversely impacted.
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
     We have substantially expanded our overall business, headcount and operations in recent periods. For instance, our headcount grew from 154 employees at February 28, 2006 to 251 employees at February 29, 2008, and to 273 employees at November 30, 2008. This increase included an increase in research and development headcount from 58 employees at February 28, 2006 to 99 employees at February 29, 2008, and to 101 employees at November 30, 2008. In addition, our revenue grew from $32.5 million in fiscal 2006 to $43.5 million in fiscal 2007, and to $61.3 million in fiscal 2008. In the nine months ended November 30, 2008 our revenue was $55.7 million. We will need to continue to expand our operations in order to increase our customer base and to develop additional software. Increases in our customer base could create challenges in our ability to implement our software and support our customers. In addition, we will be required to continue to improve our operational, financial and management controls and our reporting procedures. As a result, we may be unable to manage our business effectively in the future, which may negatively impact our operating results.
We have derived most of our revenue from sales to our retail customers. If our software is not widely accepted by CP companies, our ability to grow our revenue and achieve our strategic objectives will be harmed.
     To date, we have derived most of our revenue from retail customers. In the nine months ended November 30, 2008 we generated approximately 86% of our revenue from sales to retail customers, while we generated approximately 14% of our revenue from sales to CP companies. In fiscal 2008, we generated approximately 90% of our revenue from sales to retail customers and approximately 10% from sales to CP companies, compared to 94% and 6%, respectively, in fiscal 2007. In order to grow our revenue and to achieve our long-term strategic objectives, it is important for us to expand our sales to derive a more significant portion of our revenue from new and existing CP customers. If CP companies do not widely accept our software, our revenue growth and business will be harmed.
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
     As part of our strategy, we intend to expand our international operations. We have limited experience operating in international jurisdictions. In the nine months ended November 30, 2008, in fiscal 2008 and in fiscal 2007, 14%, 12% and 6%, respectively, of our revenue was attributable to sales to companies located outside the United States. Our limited experience in operating our business outside of the United States increases the risk that any international expansion efforts that we may undertake will not be successful. In addition, conducting international operations subjects us to new risks that we have not generally faced in the United States. These include:
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
     Portions of our software development, sustaining engineering, quality assurance and testing, operations and customer support are provided by Sonata Services Limited, or Sonata, a third party located in Shanghai, China. As of November 30, 2008, in addition to our 129 employees in our production operations, support services, science, product management and engineering groups located in the United States, an additional 61 Sonata personnel were dedicated to our projects. Remotely coordinating a third party in China requires significant management attention and substantial resources, and there can be no assurance that we will be successful in coordinating these activities. Furthermore, if there is a disruption to these operations in China, it will require that substantial management attention and time be devoted to achieving resolution. If Sonata were to stop providing these services or if there was widespread departure of trained Sonata personnel, this could cause a disruption in our product development process, quality assurance and product release cycles and customer support organizations and require us to incur additional costs to replace and train new personnel.
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
     In addition, an acquisition may negatively impact our results of operations because we may incur additional expenses relating to one-time charges, write-downs or tax-related expenses. For example, our acquisition of TradePoint in November 2006 resulted in $321,000 and $968,000 of amortization of acquired intangible assets in fiscal 2007 and fiscal 2008, respectively, and will result in amortization of approximately $970,000 in fiscal 2009 and declining amounts in the following eight years.
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
     A change in accounting standards or practices could have a significant effect on our reported results and might affect our reporting of transactions completed before the change is effective. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred in the past and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, during its November 13, 2008 meeting, the EITF reached a consensus-for-exposure on Issue No. 08-1, “Revenue Arrangements with Multiple Deliverables,” agreeing to modify the objective-and-reliable-evidence-of-fair-value threshold in Issue 00-21, "Revenue Arrangements with Multiple Deliverables.” The modification would allow the use of an estimated selling price for undelivered elements for purposes of separating elements included in multiple-element arrangements and allocating arrangement consideration when neither VSOE nor acceptable third-party evidence of the selling price of the undelivered element are available. If this standard is enacted, it could alter the timing of how we record revenue for future arrangements. As the standard is not final, we cannot currently predict what the impact of these changes could be on our future results.

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
     At November 30, 2008, our directors, executive officers and other affiliates beneficially owned, in the aggregate, approximately 47.9% of our outstanding common stock. As a result, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit your ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.
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

As of November 30, 2008, approximately $44.4 million of aggregate net proceeds remained invested in interest-bearing obligations, investment-grade instruments, certificates of deposit or direct or guaranteed obligations of the United States government or in operating cash accounts.

There were no material differences in the actual use of proceeds from our IPO as compared to the planned use of proceeds as described in the final prospectus filed with the Securities and Exchange Commission pursuant to Rule 424(b).

(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Issuer Purchases of Equity Securities
			Total Number of Shares	Maximum Number of
	Total Number		Purchased as Part of	Shares that May Yet Be
	of Shares	Average Price	Publicly Announced	Purchased Under the
Period	Purchased (1)	Paid per Share	Plans or Programs	Plans or Programs
9/1/08 - 9/30/08	228	$1.30	—	—
10/1/08 - 10/31/08	—	$—	—	—
11/1/08 - 11/30/08	365	$1.30	—	—

Total	593		—

(1)	Under our 1999 Equity Incentive Plan we granted options to purchase common stock that permit the optionee to exercise the option before vesting, with us retaining a right to repurchase any unvested shares at the optionee’s original cost in the event of the optionee’s cessation of service. We ceased to grant further options with this repurchase feature after December 2, 2005. This table shows the shares acquired by us upon our repurchase of unvested shares upon employees’ terminations during the quarter ended November 30, 2008.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
The first annual meeting of stockholders of DemandTec, Inc. was held on September 2, 2008. The results of the voting on the matters submitted to the stockholders were as follows:
1. To elect two (2) members of the Board of Directors to serve until the 2011 annual meeting of stockholders of the Company or until such persons’ successors have been duly elected and qualified.

	Votes For	Withheld
Ronald R. Baker	21,760,857	578,145
Linda Fayne Levinson	21,760,857	578,145
       Directors Ronald E.F. Codd, Daniel R. Fishback, Victor L. Lund, Joshua W.R. Pickus and Charles J. Robel., in addition to Mr. Baker and Ms. Fayne Levinson, will continue to serve as members of the Board of Directors until the expiration of their respective terms or until their respective successors have been duly elected and qualified.
2. To ratify the appointment by the Audit Committee of the Board of Directors of Ernst & Young LLP as the independent registered public accounting firm of the Company for its fiscal year ending February 28, 2009.

Votes for	22,322,340
Votes against	13,414
Abstain	3,248
Broker Non-Vote	0
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit
No.	Description
10.1*	DemandTec, Inc. Non-Employee Director Compensation Policy, effective as of September 2, 2008 (incorporated herein by reference to our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on October 3, 2008)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Represents a management agreement or compensatory plan.
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
Dated: January 9, 2009

DemandTec, Inc.
By:	/s/ Mark A. Culhane
Mark A. Culhane
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit
No.	Description
10.1*	DemandTec, Inc. Non-Employee Director Compensation Policy, effective as of September 2, 2008 (incorporated herein by reference to our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on October 3, 2008)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Represents a management agreement or compensatory plan.