Form 10-K
period 2009-02-28
DemandTec, Inc.
filed 2009-04-24
CIK 1400400

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 28, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of August 31, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of shares of the registrant’s common stock held by non-affiliates of the registrant (based upon the closing sale price of $10.37 per share on the NASDAQ Global Market on such date) was approximately $172.5 million.

As of March 31, 2009, there were 28,075,232 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its fiscal 2009 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference in Part III of this Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

DemandTec, Inc.

PART I

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. Please see the section entitled “Forward-Looking Statements” in Item 7 of this Annual Report on Form 10-K for important information to consider when evaluating these statements.

Item 1.	Business

Overview

We are a leading provider of Consumer Demand Management, or CDM, solutions. CDM is a software category based on quantifying consumer demand and using that understanding to make better business decisions. Specifically, our software services enable retailers and consumer products, or CP, companies to define merchandising and marketing strategies based on a scientific understanding of consumer behavior and make actionable pricing, promotion, assortment, space and other merchandising and marketing recommendations to achieve their revenue, profitability and sales volume objectives. We deliver our applications by means of a software-as-a-service, or SaaS, model, which allows us to capture and analyze the most recent retailer and market-level data and enhance our software services rapidly to address our customers’ ever-changing merchandising and marketing needs. We were incorporated in November 1999.

Our CDM solutions consist of software services and complementary analytical services, and analytical insights, derived from the same platform that supports our software services. We offer our solutions individually or as a suite of integrated software services.

Our solutions for the retail and CP industries include:

•	DemandTec Lifecycle Price Optimizationtm, which enables retailers to strategically manage pricing for items throughout their stores, including regular items, promoted items, and markdown items.

•	DemandTec End-to-End Promotion Managementtm, which supports retailers’ end-to-end promotion planning processes, including suppliers, internal workflow, and downstream execution.

•	DemandTec Assortment & Spacetm, which enables retailers to create localized assortments by store, cluster, or section, based on shopper demographics, the competitive environment, and a science-based, quantitative understanding of each item’s ability to add variety and grow incremental sales in the category.

•	DemandTec Targeted Marketingtm, a collection of services delivered by DemandTec and partners for customer segmentation, store clustering, segment-targeted merchandising, and one-to-one marketing.

•	DemandTec Trade Effectivenesstm, a consumer-centric sales and marketing solution that improves the way CP companies develop and sell-in promotion plans, price recommendations, new item introductions, and cost changes with their retail customers.

Connecting our solutions for both the retail and the CP industries is the DemandTec TradePoint Networktm, an Internet-based network of software services used by retailers and their suppliers to transact, interact, and collaborate. Using our solutions via the DemandTec TradePoint Networktm, retailers and CP companies can streamline business processes, access advanced analytics, and enhance collaboration based on retailer-driven rules of engagement.

Industry Background

Retail trade is one of the world’s most widespread activities. There are more than 1,500 retailers worldwide that have annual sales in excess of $500 million, and more than 200 of those retailers have annual sales in excess of $2 billion. Retailing is highly competitive and generally characterized by low profit margins. Furthermore, there are more than 1,300 CP companies worldwide that have annual revenues in excess of $500 million that sell to retailers. The CP industry is becoming increasingly competitive due to factors such as retailer consolidation, more discerning and less loyal consumers, and the growing impact of private label products. To counter these trends, CP companies are making substantial investments in product innovation, market research, branding, and consumer and brand marketing.

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

Consumer demand, though, is driven by more than just the everyday price of an item. In addition, retailers may want to consider whether promoting an item would result in increased sales volume and, if so, whether that increase would represent incremental revenue or merely cannibalize sales of other items. Retailers must also determine which items should be stocked, by store or store cluster. These pricing and marketing decisions must also strike a balance between the retailer’s financial goals and its desired price and brand image in order to enhance consumer loyalty and maximize sustainable, lifetime value from its targeted consumer segments.

CP companies make similar, complex decisions when pricing and promoting their products. Like retailers, CP companies are faced with rising costs, intense competition, less loyal consumers and an operating environment in which it is difficult to raise prices. As raw ingredient costs escalate and competitive threats intensify, predicting the relative impact promotion and everyday price activities will have on volume and margin objectives is an essential planning requirement. CP companies must understand how consumers will respond to promotions, how price changes will affect sales volumes, how often to promote their brands. CP companies also must decide when and how to use trade funds in the form of discounts, offsets or direct cash payments to compensate retailers for offering temporary price reductions on their products and how competitive trade plans will impact their own promoted items, their total portfolio and even the retailer’s entire category. According to Capgemini, most CP companies’ trade promotion budgets represent 15% or more of their net sales, which is second in magnitude only to their cost of goods sold. In 2007, CP companies in North America alone spent over $70 billion on trade promotions according to Cannondale Associates, Inc. Despite the pervasive use of trade funds, studies suggest that over 90% of trade promotions have negative returns on investment after taking into consideration execution costs and unintended cannibalization.

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

DemandTec Solution

We are a leading provider of CDM solutions. Our software services enable retailers and CP companies to define merchandising and marketing strategies based on a scientific understanding of consumer behavior and make actionable pricing, promotion, assortment, space and other merchandising and marketing recommendations to achieve their revenue, profitability and sales volume objectives. We deliver our applications by means of a SaaS model, which allows us to capture and analyze the most recent retailer and market-level data and enhance our software services rapidly to address our customers’ ever-changing merchandising and marketing needs.

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

•	make daily pricing, promotion, assortment, space and other merchandising and marketing decisions based on consumer demand;

•	balance financial goals with price and brand image in order to maximize the lifetime value of their targeted consumer segments;

•	enforce pricing rules consistently;

•	forecast sales more accurately;

•	devise more targeted promotions based on consumer segmentation insights;

•	create, version and publish targeted advertisements to be distributed via multiple channels and media vehicles; and

•	allocate trade funds more effectively and efficiently.

Incorporate scalable science into merchandising and marketing decision-making processes

We incorporate advanced econometric modeling techniques and optimization theory into scalable software services that our customers use to make day-to-day merchandising and marketing decisions. Our software automates the process of predicting consumer response to various merchandising and marketing activities, such as pricing, promotion, assortment, space, loyalty programs and media. Our proprietary demand models quantify consumer response at the individual store and item levels based on a number of factors, including store location, consumer demographics, advertising, in-store displays, the availability of complementary and substitute products, seasonality, competitive activity and loyalty and marketing programs. Our software incorporates optimization science that uses a combination of complex algorithms to help our customers determine in real-time the prices, promotions and markdowns that best accomplish their merchandising and marketing objectives, while complying with their business rules.

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

•	capture and analyze the most current transaction-log/loyalty data from retailers, as well as up-to-date market-level data, syndicated data and other third-party demographic content, in order to better understand the dynamic nature of consumer behavior;

•	intimately understand how our customers use our software to make their day-to-day merchandising and marketing decisions so we can continuously enhance our offering to address our customers’ business needs;

•	improve user productivity with more frequent but smaller incremental updates and training courses;

•	deliver technical enhancements to our software on a frequent and predictable schedule with little or no disruption to our customers’ operations;

•	utilize grid computing and service-oriented-architecture, or SOA, techniques to maximize scalability and processing capacity; and

•	enable interoperability across our customers’ diverse legacy systems.

By delivering our software as a service, we quickly enable our customers to make better pricing, promotion, trade funds management and other day-to-day merchandising and marketing decisions. With our SaaS model, our customers are able to begin to achieve measurable financial results within a matter of months.

Strategy

Our objective is to extend our position as a leading provider of CDM solutions. The three key elements of our strategy to achieve this objective include:

•	Extending our market position with major retailers worldwide. The retail industry is an international business, with a significant portion of the world’s retailers based outside of the United States. We intend to use our market position and distribution investments to pursue additional retail opportunities around the world, leveraging our partnerships and multi-language product capabilities. We believe that our existing retail customers have the ability to influence other retailers worldwide by changing the competitive dynamics in their respective markets.

•	Expanding our relationships with our existing retail customers. We plan to continue to deliver measurable business results to our existing retail customers in order to encourage their renewals of their existing solutions, as well as their adoption of incremental solutions. A key element of our strategy is to leverage our domain expertise, proprietary software platform and advanced analytical capabilities to expand our CDM solutions.

•	Using our presence with retailers to create and expand our relationships with their CP trading partners. By leveraging our ability to deliver existing and new software services through our DemandTec TradePoint Network, we intend to use our existing retail customer relationships to create and expand our relationships with their CP trading partners. Our retail customers are able to mandate that their CP trading partners submit and negotiate their future trade promotion offers electronically through the DemandTec TradePoint Network. We believe there is a significant opportunity to expand our market presence by way of a network effect driven by cost efficiencies and a common business language.

Products

Overview

Our CDM solutions consist of one or more software services and complementary analytical services. We offer our solutions individually or as a suite of integrated software services. Our software services are configurable to accommodate individual customer needs.

Our solutions for the retail and CP industries include:

•	DemandTec Lifecycle Price Optimizationtm, which enables retailers to strategically manage pricing for items throughout their stores, including regular items, promoted items, and markdown items;

•	DemandTec End-to-End Promotion Managementtm, which supports retailers’ end-to-end promotion planning processes, including internal and external collaboration, promotion calendar optimization, and multi-channel, cross-media execution;

•	DemandTec Assortment & Spacetm, which enables retailers to create localized assortments by store, cluster, or section, based on shopper demographics, the competitive environment, and a science-based, quantitative understanding of each item’s ability to add variety and grow incremental sales in the category;

•	DemandTec Targeted Marketingtm, a collection of services delivered by DemandTec and partners for customer segmentation, store clustering, segment-targeted merchandising, and one-to-one marketing; and

•	DemandTec Trade Effectivenesstm, a consumer-centric sales and marketing solution that improves the way CP companies develop and sell-in promotion plans, price recommendations, new item introductions, and cost changes with their retail customers.

Connecting our solutions for both the retail and the CP industries is the DemandTec TradePoint Networktm, an Internet-based network of software services used by retailers and their suppliers to transact, interact, and collaborate. Using our solutions via the DemandTec TradePoint Networktm, retailers and CP companies can streamline business processes, access advanced analytics, and enhance collaboration based on retailer-driven rules of engagement.

Our proprietary software platform is the foundation for our software services and analytical services. We have developed this platform to transform vast amounts of raw and underutilized business data into actionable insights in an efficient and cost-effective manner. Our platform provides scalability, advanced analytics and an integrated view of demand for each of the DemandTec services.

MyDemandTec is the common, configurable dashboard for all of our applications. Based on industry-standard portal technology, MyDemandTec consolidates web-based content and information through a common portal, providing users with context to make pricing, promotion, assortment, space and other merchandising and marketing decisions and to organize tasks. MyDemandTec can incorporate third-party content within its windows or can exist within a customer’s broader corporate intranet or other portal system.

In February 2009, we completed our acquisition of privately-held Connect3 Systems, Inc. (Connect3), a provider of advertising planning and execution software. Connect3 helped retailers from all industry segments improve the efficiency and effectiveness of their cross-channel and cross-media promotions. The Connect3 solutions support the workflow of customers’ merchandising and advertising departments and include key capabilities such as cross-media budgeting, workflow management, versioning, and other advertising execution functionality. The former Connect3 product suite is being incorporated into the DemandTec End-to-End Promotion Managementtm solution.

DemandTec Lifecycle Price Optimizationtm for Retail

Our Lifecycle Price Optimizationtm solution for the retail industry consists of one or more of the following software services, along with complementary software, analytical services, and analytical insights:

Everyday Price Optimization and Everyday Price Management

Everyday Price Optimization and Everyday Price Management enable retailers companies to establish everyday prices for their products, using both optimization techniques based on a scientific understanding of consumer behavior, as well as rules-based pricing methods.

Everyday Price Optimization:  Everyday Price Optimization enables retailers to determine optimized prices to achieve their sales, volume, profit, and price image objectives for regular, everyday items. Using Everyday Price Optimization, customers create scenarios in which they define strategic objectives such as increased revenues, profitability and/or sales volume and optimize prices to best achieve these objectives. A typical strategic objective might be to maximize net margins, while not sacrificing more than a certain defined percentage of sales volume.

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

Key features of Everyday Price Optimization include:

•	Store/SKU-level modeling — econometric modeling that captures the elasticity of each item, in addition to cannibalization between items, halo effects, cross-category pull-through effects, trends, seasonality, and a variety of other causals to deliver accuracy;

•	Optimization and forecasting — full category price optimization, with store/item level forecasting, enables retailers to develop pricing that conforms to their pricing rules while maximizing their primary and secondary goals, such as driving higher sales, increasing volume, and improving profitability;

•	Image item analysis — determination of effective price image items for key consumer segments;

•	Natural language pricing rules and rules management — non-technical end-users can define and enforce pricing policies by creating pricing scenarios with pricing rules selected from a comprehensive library of retail pricing rules, customized with a rules editor and prioritized with rules relaxation capabilities to handle conflicts;

•	Scenario management — the ability to create and evaluate multiple pricing scenarios to fine-tune pricing strategy before prices hit shelves in order to change goals (maximize profit, sales, or unit volume) or add, remove, modify, or reprioritize pricing rules; and

•	Benefits reporting — the ability to validate the effects of price optimization on actual sales of a particular category and to understand the degree to which factors such as promotions, seasonality and macroeconomic shifts contributed to sales.

Everyday Price Management:  Everyday Price Management enables retailers to improve execution and compliance with their pricing strategy, and dramatically boost efficiency by automating their most cumbersome, time-consuming pricing tasks. Using Everyday Price Management, customers define pricing rules and apply those rules-based prices to merchandise categories that are not modeled and optimized using Everyday Price Optimization. In addition, customers maintain both optimized and rules-based prices using Everyday Price Management as vendor costs and competitor prices change.

Key features of Everyday Price Management include:

•	Rules-based pricing — define and enforce pricing policies by creating pricing scenarios with rules selected from a comprehensive library of pricing rules such as last digit rules, competitive price index rules, and cross-zone rules, all of which are configured using easy-to-understand natural language;

•	Rules management — rules editor and rules relaxation capabilities to handle conflicts;

•	Advanced price maintenance — operational price management capabilities to handle frequent vendor cost changes, competitive price changes, and new item introductions; and

•	Advanced pricing delivery — quickly review and approve incoming data and automatically schedule when updated pricing will be delivered to downstream systems.

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

Promotion Planning & Optimization

Promotion Planning & Optimization enables retailers to plan, optimize, and execute more effective and more profitable promotion plans. Promotion Planning & Optimization customers create and simulate multiple scenarios based on mathematical forecasts of results in order to evaluate tradeoffs among various promotions such as discounts, advertisements and displays. Key features of Promotion Planning & Optimization include:

•	Store/SKU-level modeling — the ability to plan promotions that maximize total store impact on all categories by taking into account promotional response by item by store, cannibalization, halo effects, and cross-elasticity effects of everyday prices in place;

•	Category plan management — the ability to build complete promotions by defining deal terms, discounts, time periods, and promotion types, and associating these promotions with individual ads, displays, radio spots, and other media, taking into account factors such as pull-through effects, cannibalization between promoted items and regularly priced items, cannibalization between stacked promotions, and the pantry-loading effect of successive promotions;

•	Master calendar — aggregate category plans into a master calendar that provides a single, unified view of all planned events across categories;

•	Event and tactic management — the ability to plan and manage different promotional events and capture individual performance details such as holidays, features and in-store displays;

•	Deal Management integration — the ability for all vendor offers entered into DemandTec’s Deal Management software service to flow directly into Promotion Planning & Optimization for analysis, optimization and forecasting; and

•	Pre-configured outbound interfaces — the ability to export promotional forecast information to supply chain systems, promotional details to advertisement execution systems (including our Advertising & Marketing Execution service, as well as other offerings from third parties), and other details to other customer systems.

Retailers use Promotion Planning & Optimization to evaluate and forecast the likely results from incoming vendor offers, as well as to plan private label and other promotions. Retailers can use Promotion Planning & Optimization in conjunction with DemandTec’s Deal Management software service to streamline the deal presentation, negotiation, and reconciliation process, and automatically pull deal information into Promotion Optimization for evaluation.

Markdown Optimization

Markdown Optimization incorporates the science of Consumer Demand Management to enable retailers to design optimal plans that set markdown timing and depth to maximize profitability or meet inventory objectives for every clearance item in every store. Markdown Optimization supports a wide range of markdown types, including seasonal, short product lifecycle, event and holiday, category reset, cycle refresh, and standard discount markdowns. Key features of Markdown Optimization include:

•	Scenario management — the ability to create and forecast multiple scenarios in order to evaluate tradeoffs between timing and depth of markdown prices, as well as other factors such as the number of markdowns taken within a time period;

•	Science-based — the ability to design markdown plans based on the unique price elasticity and inventory position at each store;

•	Rules management — the ability to configure markdown-specific rules;

•	Re-optimization — the ability to re-optimize plans and prices on a weekly basis to adjust for changes in demand and inventory position; and

•	Automated workflow process — the ability to create and initiate new markdown plans and scenarios automatically based on category-specific rules defined by the retailer so that merchants can simply log into the system to review the results of planned optimizations.

Retailers use Markdown Optimization to eliminate excess inventory by a specified date after which an item will no longer be sold and to maximize profitability of items sold before that date. Retailers have the flexibility either to allow all stores or zones to share the same schedule or to have each store execute its own unique schedule to maximize overall plan performance. Retailers can also create, forecast, compare, and evaluate multiple markdown pricing scenarios to fine tune their markdown strategy before finalizing in-store prices.

DemandTec End-to-End Promotion Managementtm for Retail

Our End-to-End Promotion Managementtm solution for the retail industry consists of the Promotion Planning & Optimization software service discussed above as part of the DemandTec Lifecycle Price Optimizationtm solution, as well as one or more of the following software services, along with complementary software, analytical services and insights:

Deal Management

Deal Management enables retailers to automate and streamline the presentation, negotiation and reconciliation of trade promotion offers they receive from their CP trading partners in a secure, Web-based environment. The Deal Management and Promotion Planning & Optimization services are integrated such that offers entered by CP companies are available for analysis, optimization and forecasting by retailers, and both parties can manage the status of those trade promotions in an interactive, collaborative environment. Key features of Deal Management for the retailer include:

•	Proprietary offer sheet mapping — uses each retailer’s existing paper-based offer format to ease adoption by retailers;

•	Online collaboration — provides a common platform for retailers and their trading partners to present and negotiate the terms of trade promotion offers, eliminating the large number of emails, faxes, and spreadsheets that typically go back and forth between parties, thereby reducing errors;

•	Web portal — boosts the retailer’s productivity by pushing data entry work to the suppliers and allowing the suppliers to enter deal information;

•	Retailer item catalog-based entry — provides vendors use of retailer-specific item catalogs in order to eliminate data-entry errors;

•	Electronic document and deal history archive — provides version control of offers, final contract terms, user activity and communications in order to facilitate regulatory compliance and dispute resolution and to eliminate the need for costly post-deal audits; and

•	Accounting and reconciliation — provides for reconciliation of invoicing and deduction notices with CP trading partners.

When a retailer implements Deal Management, that retailer requires that all of its CP trading partners submit and negotiate their future trade promotion offers electronically through the Deal Management software service. We offer two editions of this service for CP companies: “Deal Management,” which is offered at no charge and allows vendors to submit promotion offers by selecting valid items from the retailer’s item catalog, and “Advanced Deal Management”, which is a paid upgrade that includes additional features specific to a CP company, such as accounting and reconciliation, transaction and workflow reporting, catalog management, vendor item catalog synchronization and deal history archiving.

Advertising & Marketing Execution

Previously referred to as Promotion Manager when marketed and sold by Connect3, Advertising & Marketing Execution and its related ad execution software services Signage, Proofing and iFlyer work hand-in-hand with Promotion Planning & Optimization to manage versioned offers and promotional pricing while addressing the detailed requirements of delivering targeted promotional messages across multiple touch points. Key features of Advertising & Marketing Execution include:

•	“Out-of-the-box” enterprise advertising solution — provides detailed planning and execution functionality;

•	Centralized marketing calendar and integrated workflow system — enables collaboration between analysts, marketing, buyers/merchants, advertising and other partners;

•	Dynamic layout and versionsioning capabilities — view and select items, build and manage sophisticated promotional offers and create multiple versions customized for different regions, clusters of stores, customer segments, or advertising zones;

•	Multi-channel/cross-media publishing — create content for planned promotional events once and then manage and publish the content and digital assets across print, email, website, mobile device, and other multi-channel/media publishing;

•	Highly-configurable enterprise architecture — supports complex requirements to integrate with key retail production systems; and

•	Integration with DemandTec Promotion Planning & Optimization — the ability to import planned and optimized promotional details directly into the dynamic layout and publishing, enabling a more scientific approach to selecting items and building promotions.

Retailers use Advertising & Marketing Execution to drive the production process and execute more targeted promotions across multiple channels and media vehicles while also dynamically creating the highly-granular promotion history required to drive effective promotion analytics and close the loop in the promotion cycle with post event measurement and improved modeling for future periods.

DemandTec Assortment & Spacetm for Retail

Our Assortment & Spacetm solution for the retail industry consists of one or more of the following software services, along with complementary software, analytical services, and analytical insights:

Assortment Optimization

Assortment Optimization enables retailers to determine which items should be stocked, by store or store cluster, based on the customers that shop at each store, the competitive environment, and a quantified understanding of whether each item in a category is merely duplicative or truly provides variety and adds incremental sales to the category. Key features of Assortment Optimization include:

•	Advanced modeling and optimization science — enables the creation of efficient, customer-centric assortments based on a quantitative understanding of incrementality (an item’s ability to increase overall category sales) and transferable demand (the degree to which sales volume shifts to similar items or leaves the store when one item is delisted);

•	Multiple data inputs — incorporates market, loyalty card, planogram, and cost data into the optimization process;

•	Automated processes — includes automated processes and wizards to address the assortment challenges merchants face every day, such as performing straight optimizations, increasing or decreasing SKU count and space, and making one-in-one-out changes to assortments; and

•	“What if” analyses — enables retailers to run multiple scenarios and compare results to identify the best strategy to meet company objectives such as protecting private label items and image items.

Retailers use Assortment Optimization to optimize assortments based on sales, profit, space productivity, and gross margin return on inventory investment (GMROII) goals. Retailers can choose to generate these assortments by store, store cluster, or section, and view recommended facings. With Assortment Optimization, merchants can receive a set of specific recommendations for assortment changes, and a highly accurate forecast of how the addition or removal of each item will impact category sales.

Assortment Optimization is augmented by a number of DemandTec analytical services and analytical insights, including Image Item Analysis (where we analyze item and basket-level data to determine key items by chain, store, or customer segment in order to enhance price image), Market Basket Profile Analysis (which helps our customers to understand which consumer purchasing behaviors drive larger, more profitable market baskets), and Zone Analysis (where we analyze store-level demand and geo-demographic factors to create or reconfigure ad zones that improve volume and profit potential).

DemandTec Targeted Marketingtm for Retail

Our Targeted Marketingtm solution for the retail industry is a collection of services delivered by DemandTec and its partners that enable retailers to better understand key customer segments, align segmentation and targeted merchandising and marketing initiatives, and create targeted marketing programs that leverage customer insights to build loyalty, increase sales, and improve profitability.

Analytical services that comprise this solution include Market Basket Profile Analysis (helps retailers understand which consumer purchasing behaviour drives larger, more profitable market baskets), Customer Segmentation Analysis (enables retailers to create a new segmentation scheme or refine an existing one to better target their customers), Affinity Analysis (helps retailers determine the probability of a follow-on purchase to improve their merchandising and secondary placements), Image Item Analysis (allows retailers to enhance their price image by analyzing item and basket-level data to determine key items by chain, store, or customer segment), and Zone Analysis / Store Clustering (helps retailers analyze customer segments, store-level demand and geo-demographic factors to create or reconfigure ad zones that improve volume and profit potential).

DemandTec Trade Effectivenesstm for CP

Our Trade Effectivenesstm solution for the CP industry consists of one or more of the following software services, along with complementary software, analytical services, and analytical insights:

Trade Planning & Optimization

Trade Planning & Optimization empowers CP company managers to forecast promotion and pricing activity in a unified planning environment. With this capability, manufacturers can develop and predict trade volume and profitability metrics that will help transform the trade planning function and provide a sustainable competitive advantage. Key features of Trade Planning & Optimization for CP companies include:

•	Optimization and forecasting — accurately predict key volume and financial metrics for brands and overall retail category;

•	Common analytical platform — optimize trade planning with unified pricing and promotion planning based on the same underlying consumption data;

•	Comprehensive trade planning use cases — create, forecast and build plans that include periodic trade promotions (i.e., temporary discounts with or without ad or display support) as well as price advances or buy-downs of the retail price using trade funds; and

•	Demand elasticity curves for every item in the category — quantify the financial impact of competitive trade activity against promoted items, total portfolio and even a retailer’s entire category.

CP companies use Trade Planning & Optimization to build a total trade marketing plan that incorporates both everyday price assumptions and promotion tactics, which results in a more complete planning picture and ensures tighter forecast accuracy. Leveraging the science of consumer demand management to pinpoint optimal pricing and promotion strategies, Trade Planning & Optimization provides powerful predictive planning capability to customer account teams and headquarters users to deliver highly effective forecasts that yield documented business results.

Advanced Deal Management

Advanced Deal Management provides capabilities that are tailored for CP companies and brokers to capture greater value from the online deal management experience. As a paid upgrade to the basic Deal Management service (which is offered at no charge), Advanced Deal Management provides a manufacturer-centric set of reports and workflow privileges that help further reduce costs, increase user effectiveness and enhance data visibility. Advanced Deal Management subscribers also have access to add-on services that are unavailable to basic Deal Management subscribers. Key features of Deal Management for CP companies and brokers include:

•	Role-based access — access to multiple users by product line enables rapid and more effective user adoption;

•	Customized item catalog — manufacturer-centric item catalog customized by promoted group supports a more logical way of building and entering promotions;

•	Long-term deal archive — full seven-year history of all deal data, including full documentation of offer versions and written negotiations between trading partners supports, among other benefits, compliance with regulatory requirements;

•	Advanced data reporting — detailed reporting and data export features support better business decisions; and

•	Funds tracking — accurate visibility into available trade spending balances and the ability to reconcile planned trade promotion activity against actual in-store execution.

CP companies upgrade to Advanced Deal Management in order to derive more value from the online deal management initiative. For a relatively small investment, our CP company customers are provided with access to features that help to further reduce costs, increase user effectiveness and enhance data visibility.

Professional Services

Our professional services organization works closely with our customers to implement our software so that our customers can rapidly begin to achieve their merchandising and marketing objectives. The organization consists of field consultants and project managers, technology integration specialists, modeling experts, and training specialists with experience in implementing software in various retail and CP segments. Depending on a specific customer’s requirements, we also may engage third parties to assist with implementations. We generally make our software available to a customer within two weeks of signing its agreement, with several product categories being fully operational within a matter of months.

The analytical services group within our professional services organization works with prospects and customers to identify actionable insights in order to improve our customers’ returns on investment from using our software. Leveraging our software platform, retailer transaction-log/loyalty data, and additional third-party data sources, we offer a number of strategic analytical insights both as part of our software and as customer-specific services. For example, we offer an affinity analysis, which summarizes millions of transaction-level records to identify sets of products frequently purchased together, and recommend subsequent strategies for maximizing consumer purchases.

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

Forecasting and Simulation.  Our forecasting software enables our customers to determine the likely revenue, profit and sales volumes for specific product categories, brands or promoted groups at the store/item level for a given set of prices and merchandising conditions. Our software does this by incorporating and analyzing factors such as product distribution, assortment and complementarity, cannibalization, incrementality, transferable demand, stockpiling by consumers, equivalent volumes and discrete events such as holidays and localized merchandising categories. Our software also quantifies and forecasts the store/item level margin impact caused by varying supply chain costs.

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

Technology

Data Processing.  We receive and process terabytes of customer data, including transaction-log/loyalty data. This information is provided by retailers, CP companies and syndicated data providers on a daily or weekly basis. We process data through our proprietary software platform, which integrates, validates and cleanses multiple data types and enhances data quality by identifying and correcting common data problems.

Grid Computing.  The implementation of our advanced mathematical software requires substantial computing resources. To address this challenge, we distribute our software across a scalable grid of servers. This approach allows us to automatically partition large computational problems into smaller computations and to execute those computations in parallel across the grid. We design our grid architecture to ensure that optimizations are completed reliably and that computing resources are allocated dynamically to our various customers.

Enterprise Application Technology.  With the exception of customers who licensed Connect3 software prior to its acquisition by DemandTec, our customers access our software through a web browser and no software is installed on our customers’ premises. Our portal technology allows us to incorporate content from other sources and allows our content to be shown in other applications and portals. Customers can configure the user interface, customer-specific fields, customer-specific workflow behavior and portal layout and content. Our scalable architecture allows us to add new customers without requiring us to make substantial incremental investments in IT infrastructure.

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

Under our SaaS model, we currently release a new software version approximately every quarter. Since June 1, 2004, we have released 36 new versions of our software, each one containing significant new functionality. Releases are deployed simultaneously to all of our customers. Prior to deployment, each release undergoes multi-stage testing and substantial quality assurance, including build acceptance tests, regression test cases, customer integration tests and final system verification tests.

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

In January 2009, an independent accounting and auditing firm completed an audit of our controls over information technology and processes in accordance with Statement on Auditing Standards No. 70, or SAS 70. This firm issued a SAS 70 Type II report confirming that suitably-designed controls were in place and operating effectively.

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

Our Customers

Today, our software as a service is used by over 195 customers worldwide in the retail and CP industries. Retailers together accounted for approximately 86% of our revenue in fiscal 2009 and CP companies accounted for approximately 14% of our revenue in fiscal 2009. Wal-Mart Stores, Inc., our largest customer in fiscal 2009, accounted for approximately 14% of our revenue in fiscal 2009.

Sales and Marketing

We sell our CDM solutions through our direct sales organization, often in cooperation with entities such as systems integration firms, strategy consultants and syndicated data providers. Our sales organization is comprised of two distinct teams, one for retailers and one for the CP industry. We assign our sales directors to specific named target accounts. Solution consultants assist our sales directors in providing detailed technical and business expertise. After the first year of a customer’s agreement term, we assign a strategic account executive who is responsible for managing the customer’s satisfaction, agreement renewals and sales of additional software and services. Outside the United States, we have a sales presence in the United Kingdom, France and Japan.

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

We have assembled an experienced science and modeling organization comprised of experts in econometrics and advanced mathematics, as well as a core group of engineers with experience working with massive amounts of data and backgrounds in scientific engineering. Our engineering design team is located in San Carlos, California, but we also utilize a group of software engineers employed by Sonata in Shanghai, China. Under our agreement, Sonata provides dedicated engineers for software development, sustaining engineering, quality assurance and testing, operations and customer support. We pay a negotiated, fixed monthly fee for each dedicated individual. Fees are paid monthly in arrears in U.S. dollars. The term of the agreement runs through the end of April 2012. We may terminate this agreement at any time upon written notice, subject to certain scale-down restrictions. We have an option to acquire the operations of Sonata that relate to our business at any time at a pre-negotiated price.

As of February 28, 2009, we had 141 employees in our science, product management and engineering groups located in California, and an additional 64 Sonata engineers in China dedicated to our projects. Our research and development expenses were approximately $26.8 million in fiscal 2009, $22.4 million in fiscal 2008, and $15.3 million in fiscal 2007.

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

We currently have 14 issued patents and 16 patent applications in the United States, and five issued patents and five patent applications internationally. The expiration dates of our issued patents range from 2020 to 2023. We focus our patent efforts in the United States, but from time to time we will file corresponding foreign patent applications in strategic areas such as Europe and Asia. Our patent strategy balances strategic importance, competitive assessment and the need to maintain costs at a reasonable level, and we do not depend on any specific patent or set of patents to conduct our business operations. We may not receive competitive advantages from any rights granted under our existing patents. We do not know whether any of our patent applications will result in the issuance of any further patents or whether the examination process will require us to narrow the scope of our claims. To the extent any of our applications proceeds to issuance as a patent, the future patent may be opposed, contested, circumvented, designed around by a third party, or found to be unenforceable or invalidated. In addition, our future patent applications may not be issued with the scope of the claims sought by us, if at all, or the scope of claims we are seeking may not be sufficiently broad to protect our proprietary technologies. Others may develop technologies that are similar or superior to our proprietary technologies, duplicate our proprietary technologies or design around patents owned or licensed by us. If our products, patents or patent applications are found to conflict with any patent held by third parties, we could be prevented from selling our products, our patents could be declared invalid or our patent applications might not result in issued patents.

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

Employees

As of February 28, 2009, we employed 329 full-time employees, including 141 in research and development, 65 in professional services, 42 in sales and marketing, 46 in general and administrative, and 35 in operations and support. We have never had a work stoppage, and none of our employees is represented by a labor organization or under any collective-bargaining arrangements. We consider our employee relations to be good.

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

We have a history of losses and have not achieved profitability in any fiscal year. We experienced net losses of $5.0 million, $4.5 million and $1.5 million in fiscal 2009, fiscal 2008 and fiscal 2007, respectively. At February 28, 2009, we had an accumulated deficit of $77.4 million. We may continue to incur net losses in the future. In addition, we expect our cost of revenue and operating expenses to continue to increase as we implement initiatives to continue to grow our business. If our revenue does not increase to offset these expected increases in cost of revenue and operating expenses, we will not be profitable. You should not consider our revenue growth in recent periods as indicative of our future performance. In fact, in future periods our revenue could decline. Accordingly, we cannot assure you that we will be able to achieve or maintain profitability in the future.

The effects of the recent global economic crisis may adversely impact our business, operating results or financial condition.

The recent global economic crisis has caused a general tightening in the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy, extreme volatility in credit, equity and fixed income markets, and a growing economic contraction. The retail and consumer products industries have been and may continue to be especially hard hit by these economic developments. For example, current or potential customers may not have funds to enter into or renew their agreements for our software and services, which could cause them to delay, decrease or cancel purchases of our software and services or to not pay us or to delay paying us for previously purchased software and services. Financial institution failures may cause us to incur increased expenses or make it more difficult either to utilize our existing debt capacity or otherwise obtain financing for our operations, investing activities (including the financing of any future acquisitions), or financing activities. Finally, our investment portfolio, which includes short-term debt securities, is subject to general credit, liquidity, counterparty, market and interest rate risks that may be exacerbated by the recent global financial crisis. If the banking system or the fixed income, credit or equity markets continue to deteriorate or remain volatile, our investment portfolio may be impacted and the values and liquidity of our investments could be adversely affected.

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

In addition, in the past, certain of our customers have filed for bankruptcy protection. For example, in March 2009, one of our customers, Bi-Lo LLC, filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. While we do not believe that any such bankruptcy filing to date has had a material impact on our results of operations in fiscal 2009, it is possible that in the future any customers or potential customers seeking bankruptcy protection could seek to cancel their agreements with us, or could elect not to purchase new or additional services or renew such services with us, or could fail to pay us according to our contractual terms, any of which would negatively impact our results of operations or financial position in the future.

We depend on a small number of customers, which are primarily large retailers, and our growth, if any, depends upon our ability to add new and retain existing large customers.

We derive a significant percentage of our revenue from a relatively small number of customers, and the loss of any one or more of those customers could decrease our revenue and harm our current and future operating results. Our retail customers accounted for 86% of our revenue in fiscal 2009. Our three largest customers accounted for approximately 33% and 29% of our revenue in fiscal 2009 and 2008, respectively. Although our largest customers may vary from period to period, we anticipate that we will continue to depend on revenue from a relatively small number of retail customers. Further, our ability to grow revenue depends on our ability to increase sales to existing customers, to renew agreements with our existing customers and to attract new customers. If economic factors, including the recent global economic crisis, were to have a continued or increasingly negative impact on the retail market segment, it could reduce the amount that these customers spend on information technology, and in particular CDM software, which would adversely affect our revenue and results of operations.

Our business depends substantially on customers renewing their agreements for our software. Any decline in our customer renewals would harm our operating results.

To maintain and grow our revenue, we must achieve and maintain high levels of customer renewals. We sell our software pursuant to agreements with initial terms that are generally from one to three years in length. Our customers have no obligation to renew their agreements after the expiration of their term, and we cannot assure you that these agreements will be renewed on favorable terms or at all. The fees we charge for our solutions vary based on a number of factors, including the software, service and hosting components provided and the duration of the agreement term. Our initial agreements with customers may include fees for software, services or hosting components that may not be needed upon renewal. As a consequence, upon renewal of these agreements, if any, we may receive lower total fees. In addition, if an agreement is renewed for a term longer than the preceding term, we may receive total fees in excess of total fees received in the initial agreement but a smaller average annual fee because we generally charge lower annual fees in connection with agreements with longer terms. In any of these situations, we would need to sell additional software, services or hosting in order to maintain the same level of annual fees from that customer. There can be no assurance that we will be able to renew these agreements, sell additional software or services or sell to new customers. Some of our customers have elected not to renew their agreements with us or have renewed on less favorable terms. For instance, Sainsbury plc, which accounted for 21.2% of our fiscal 2006 revenue, did not renew its agreement when its term expired in the fourth quarter of fiscal 2006. We have limited historical data with respect to customer renewals, so we may not be able to predict future customer renewal rates and amounts accurately. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including their satisfaction or dissatisfaction with our software, the price of our software, the prices of competing products and services, consolidation within our customer base or reductions in our customers’ information technology spending levels. If our customers do not renew their agreements for our software for any reason or if they renew on less favorable terms, our revenue will decline.

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

Our business strategy may include acquiring complementary software, technologies, or businesses. For instance, in February 2009, we acquired Connect3 Systems, Inc., a provider of advertising planning and execution software. Acquisitions may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties in assimilating or integrating the businesses, technologies, services, products, personnel or operations of the acquired companies (including those of Connect3), especially if the key personnel of the acquired company choose not to work for us, and we may have difficulty retaining the customers of any acquired business due to changes in management and ownership. Acquisitions may also disrupt our ongoing business, divert our resources and require significant management attention that would otherwise be available for ongoing development of our current business. We also may be required to use a substantial amount of our cash or issue equity securities to complete an acquisition, which could deplete our cash reserves and dilute our existing stockholders and could adversely affect the market price of our common stock. Moreover, we cannot assure you that the anticipated benefits of any acquisition would be realized or that we would not be exposed to unknown liabilities.

In addition, an acquisition may negatively impact our results of operations because we may incur additional expenses relating to one-time charges, write-downs or tax-related expenses. For example, our acquisition of TradePoint in November 2006 resulted in approximately $970,000 of amortization of purchased intangible assets in each of fiscal 2009 and 2008, and $321,000 in fiscal 2007, and will result in amortization of approximately

$911,000 in fiscal 2010 with declining amounts for seven years thereafter. Our acquisition of Connect3 resulted in the write-off of $150,000 of in-process research and development cost in fiscal 2009, and will result in amortization of purchased intangibles of approximately $2.4 million, $1.8 million and $626,000 in fiscal 2010, 2011, and 2012, respectively.

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

The ability of our econometric models to forecast consumer demand depends upon the assumptions we make in designing the models and in the quality of the data we use to build them. Our models rely on point of sale, or POS, data, and in some cases transaction log or loyalty program data provided to us directly by our retail customers and by third-party data aggregators. Consumer behavior is affected by many factors, including evolving consumer needs and preferences, new competitive product offerings, more targeted merchandising and marketing, emerging industry standards, and changing technology. Data adequately representing all of these factors may not be readily available in certain geographies or in certain markets. In addition, the relative importance of the variables that influence demand will change over time, particularly with the continued growth of the Internet as a viable retail alternative and the emergence of non-traditional marketing channels. If our retail customers are unable to collect

POS, transaction log or loyalty program data or we are unable to obtain such data from them or from third-party data aggregators, or if we fail to enhance our core science and modeling methodologies to adjust for changes in consumer behavior, customers may delay or decide against purchases or renewals of our software.

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

We have substantially expanded our overall business, headcount and operations in recent periods. For instance, our headcount grew from 198 employees at February 28, 2007 to 251 employees at February 29, 2008, and to 329 employees at February 28, 2009. Headcount in research and development increased from 99 at February 28, 2007 to 141 at February 28, 2009. In addition, our revenue grew from $43.5 million in fiscal 2007 to $61.3 million in fiscal 2008, and to $75.0 million in fiscal 2009. We will need to continue to expand our operations in order to increase our customer base and to develop additional software. Increases in our customer base could create challenges in our ability to implement our software and support our customers. In addition, we will be required to continue to improve our operational, financial and management controls and our reporting procedures. As a result, we may be unable to manage our business effectively in the future, which may negatively impact our operating results.

We have derived most of our revenue from sales to our retail customers. If our software is not widely accepted by CP companies, our ability to grow our revenue and achieve our strategic objectives will be harmed.

To date, we have derived most of our revenue from retail customers. During fiscal 2009, we generated approximately 86% of our revenue from sales to retail customers while we generated approximately 14% of our revenue from sales to CP companies. In fiscal 2008 we generated 90% of our revenue from sales to retail customers while we generated 10% of our revenue from sales to CP companies. In order to grow our revenue and to achieve our long-term strategic objectives, it is important for us to expand our sales to derive a more significant portion of our revenue from new and existing CP customers. If CP companies do not widely accept our software, our revenue growth and business will be harmed.

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

Our use of open source software and third-party technology could impose limitations on our ability to commercialize our software.

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

Because our long-term success depends, in part, on our ability to expand sales of our software to customers located outside of the United States, our business will be increasingly susceptible to risks associated with international operations.

We have limited experience operating in international jurisdictions. In fiscal 2009 and fiscal 2008, 14% and 12%, respectively, of our revenue was attributable to sales to companies located outside the United States. Our inexperience in operating our business outside of the United States increases the risk that any international expansion efforts that we may undertake will not be successful. In addition, conducting international operations subjects us to new risks that we have not generally faced in the United States. These include:

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

Portions of our software development, sustaining engineering, quality assurance and testing, operations and customer support are provided by Sonata Services Limited, or Sonata, a third party located in Shanghai, China. As of February 28, 2009, in addition to our 176 employees in our operations, customer support, science, product management and engineering groups located in the United States, an additional 64 Sonata personnel were dedicated to our projects. Remotely coordinating a third party in China requires significant management attention and substantial resources, and there can be no assurance that we will be successful in coordinating these activities. Furthermore, if there is a disruption to these operations in China, it will require that substantial management attention and time be devoted to achieving resolution. If Sonata were to stop providing these services or if there was widespread departure of trained Sonata personnel, this could cause a disruption in our product development process, quality assurance and product release cycles and customer support organizations and require us to incur additional costs to replace and train new personnel.

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

Ensuring that we have internal financial and accounting controls and procedures adequate to produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, commencing in fiscal 2009, we are required to perform annual system and process evaluation and testing of our internal control over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. In the future, our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 requires that we incur substantial accounting expense and expend significant management time on compliance-related issues. Moreover, if we are not able to comply with the requirements of Section 404 in the future, or if we or our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our common stock could decline and we could be subject to sanctions or investigations by the NASDAQ Stock Market, the Securities and Exchange Commission, or SEC, or other regulatory authorities, which would require additional financial and management resources.

Furthermore, implementing any appropriate future changes to our internal control over financial reporting may entail substantial costs in order to modify our existing accounting systems, may take a significant period of time to complete and may distract our officers, directors and employees from the operation of our business. These changes, however, may not be effective in maintaining the adequacy of our internal control over financial reporting, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and could materially impair our ability to operate our business. In addition, investors’ perceptions that our internal control over financial reporting is inadequate or that we are unable to produce accurate financial statements may adversely affect our stock price. While neither we nor our independent registered public accounting firm has identified deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, there can be no assurance that material weaknesses will not be subsequently identified.

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

A change in accounting standards or practices could have a significant effect on our reported results and might affect our reporting of transactions completed before the change is effective. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred in the past and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, on March 1, 2006 we adopted Statement of Financial Accounting Standards, or SFAS, No. 123(R), Share-Based Payment, which requires that employee stock-based compensation be measured based on its fair value on the grant date and treated as an expense that is reflected in the financial statements over the related service period. As a result, our operating results for fiscal 2007, fiscal 2008 and fiscal 2009 include expenses that are not reflected in prior periods, increasing our net loss and making it more difficult for investors to evaluate our results of operations for fiscal 2007, fiscal 2008 and fiscal 2009 relative to prior periods.

We might require additional capital to support our business growth, and this capital might not be available on acceptable terms, or at all.

We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new software or enhance our existing software, enhance our operating infrastructure and acquire complementary businesses and technologies. In April 2008, we secured a $15.0 million revolving credit line with a financial institution that replaced our $5.0 million credit line in order to increase our access to available capital. However, we may need to engage in equity or debt financings or enter into additional credit agreements to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital-raising activities and other financial and operational matters that make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited.

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

In addition, if the market for technology stocks or the stock market in general continues to experience loss of investor confidence as has happened in recent periods, the trading price of our common stock could decline for reasons unrelated to our business, operating results, or financial condition. The trading price of our common stock might also decline in reaction to events that affect other companies in our industry even if these events do not directly affect us. Some companies that have had volatile market prices for their securities have had securities class actions filed against them. A suit filed against us, regardless of its merits or outcome, could cause us to incur substantial costs and could divert management’s attention.

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

At February 28, 2009, our directors, executive officers and other affiliates beneficially owned, in the aggregate, approximately 57.9% of our outstanding common stock. As a result, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit your ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

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

Our corporate headquarters and our primary facilities occupy approximately 40,000 square feet in San Carlos, California under a lease that expires in February 2010. In addition, we lease approximately 9,200 square feet in Pleasanton, California that expires in October 2010 and approximately 7,200 square feet in Cerritos, California that expires in December 2010. We also lease small sales and marketing offices in the United States and Europe. The size and location of these properties change from time to time on the basis of business requirements. We do not own any real property. We believe our facilities are adequate for our current needs and that suitable additional or substitute space will be available to accommodate foreseeable expansion of our operations.

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

Fiscal Year 2009 Quarters Ended:	High	Low

February 28, 2009	$9.25	$5.86
November 30, 2008	$11.00	$5.77
August 31, 2008	$11.05	$7.02
May 31, 2008	$11.00	$6.65

Fiscal Year 2008 Quarters Ended:	High	Low

February 29, 2008	$20.55	$8.75
November 30, 2007	$20.50	$9.45
August 31, 2007 (from August 9, 2007)	$10.75	$8.95

Stockholders of Record.  As of February 28, 2009, we had approximately 140 stockholders of record of our common stock.

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

The graph below compares the cumulative total stockholder return of our common stock with that of the Nasdaq Composite Index and the Nasdaq Computer Index from August 9, 2007 (the date on which our common stock commenced trading on the NASDAQ Global Market) through February 28, 2009. The graph assumes that $100 was invested in shares of our common stock, the Nasdaq Composite Index and the Nasdaq Computer Index at the close of market on August 9, 2007, and that dividends, if any, were reinvested. The comparisons in this graph are based on historical data and are not intended to forecast or be indicative of future performance of our common stock.

Comparison of Cumulative Total Returns of DemandTec, Inc., Nasdaq Composite
Index and Nasdaq Computer Index

	8/9/07	8/31/07	11/30/07	2/29/08	5/31/08	8/31/08	11/31/08	2/28/09
DemandTec, Inc.	$100.00	$95.90	$164.10	$101.50	$87.80	$103.70	$72.60	$73.60
Nasdaq Composite Index	100.00	102.02	104.56	89.26	99.13	93.03	60.34	54.14
Nasdaq Computer Index	100.00	102.64	110.49	88.45	103.90	94.56	59.36	55.86

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

On August 14, 2007, we used $3.0 million of our proceeds to settle our credit facility. On August 16, 2007, we used $10.2 million of our proceeds to settle our term loan with Silicon Valley Bank and Gold Hill Venture Lending 03, LP. As of February 28, 2009, approximately $44.4 million of aggregate net proceeds remained invested in short-term interest-bearing obligations, investment-grade instruments, certificates of deposit or direct or guaranteed obligations of the United States government or in operating cash accounts.

In March 2009, subsequent to our fiscal year end, we used $11.3 million of our proceeds to pay Connect3’s former shareholders in connection with our February 2009 acquisition of Connect3, and $1.3 million cash to pay off short-term notes payable held by a former Connect3 officer and principal shareholder.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Total Number
			of Shares	Maximum
			Purchased as	Approximate Dollar
			Part of	Value of Shares
	Total Number	Average	Publicly	that May Yet be
	of Shares	Price Paid	Announced	Purchased Under
Period	Purchased(1)	per Share	Program	the Program

December 1, 2008 — December 31, 2008	—	$—	—	$—
January 1, 2009 — January 31, 2009	2,865	1.90	—	—
February 1, 2009 — February 28, 2009	—	—	—	—

Total	2,865	$1.90	—	$—

(1)	Under our 1999 Equity Incentive Plan we granted options to purchase common stock that permit the optionee to exercise the option before vesting, with us retaining a right to repurchase any unvested shares at the optionee’s original cost in the event of the optionee’s cessation of service. We ceased to grant further options with this repurchase feature after December 2, 2005. This table shows the shares acquired by us upon our repurchase of unvested shares upon an employee’s termination during the quarter ended February 28, 2009.

Item 6.	Selected Financial Data

The following selected consolidated financial data should be read in conjunction with our audited consolidated financial statements and related notes thereto and with Management’s Discussion and Analysis of Financial Condition and Results of Operation, which are included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data for fiscal 2009, 2008 and 2007, and the selected consolidated balance sheet data as of February 28, 2009 and February 29, 2008, are derived from, and are qualified by reference to, the audited consolidated financial statements that are included in this Annual Report on Form 10-K. The consolidated statement of operations data for fiscal 2006 and 2005 and the consolidated balance sheet data as of February 28, 2007, 2006 and 2005 are derived from audited consolidated financial statements which are not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of results to be expected for any future period.

	Year Ended	Year Ended
	February 28,	February 29,	Year Ended February 28,
	2009(1)	2008	2007(1)	2006	2005

Consolidated Statements of Operations Data:
Revenue	$75,005	$61,270	$43,485	$32,539	$19,537
Cost of revenue(2)(3)	23,331	20,444	14,230	12,584	8,881

Gross profit	51,674	40,826	29,255	19,955	10,656

Operating expenses:
Research and development(3)	26,787	22,445	15,340	11,021	9,737
Sales and marketing(3)	20,343	17,290	12,108	10,170	8,105
General and administrative(3)	9,888	6,292	2,673	2,388	1,798
Amortization of purchased intangible assets	1,241	360	118	—	—

Total operating expenses	58,259	46,387	30,239	23,579	19,640

Loss from operations	(6,585)	(5,561)	(984)	(3,624)	(8,984)
Other income (expense), net	1,585	1,542	(480)	850	(284)

Loss before provision for income taxes and cumulative effect of change in accounting principle	(5,000)	(4,019)	(1,464)	(2,774)	(9,268)
Provision (benefit) for income taxes	(47)	455	52	14	8

Loss before cumulative effect of change in accounting principle	(4,953)	(4,474)	(1,516)	(2,788)	(9,276)
Cumulative effect of change in accounting principle	—	—	—	(54)	—

Net loss	(4,953)	(4,474)	(1,516)	(2,734)	(9,276)
Accretion to redemption value of preferred stock	—	13	32	32	32

Net loss attributable to common stockholders	$(4,953)	$(4,487)	$(1,548)	$(2,766)	$(9,308)

Net loss per common share, basic and diluted	$(0.18)	$(0.25)	$(0.28)	$(0.62)	$(2.30)

Shares used in computing basic and diluted net loss per common share	27,372	17,612	5,531	4,449	4,039

	As of	As of	As of
	February 28,	February 29,	February 28,
	2009(1)	2008	2007(1)	2006	2005

Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities(4)	$87,884	$75,889	$25,478	$14,771	$11,594
Working capital (deficit)	21,788	44,739	(66)	(10,731)	(8,593)
Total assets	134,155	113,796	56,795	21,016	19,299
Deferred revenue	48,815	55,375	42,172	25,124	24,536
Debt	1,720	442	15,063	2,219	1,646
Merger consideration payable	13,343	—	—	—	—
Redeemable convertible preferred stock	—	—	49,073	48,976	49,211
Stockholders’ equity (deficit)	56,649	50,297	(58,660)	(62,529)	(60,595)

(1)	We acquired TradePoint in November 2006 and Connect3 in February 2009. See Note 2 to the consolidated financial statements.

(2)	Includes amortization of purchased intangible assets of $610 in fiscal 2009, $608 in fiscal 2008, and $203 in fiscal 2007.

(3)	Includes stock-based compensation expense as follows:

	Year Ended	Year Ended
	February 28,	February 29,	Year Ended February 28,
	2009	2008	2007	2006	2005

Cost of revenue	$1,712	$1,261	$41	$—	$—
Research and development	2,261	1,824	62	6	14
Sales and marketing	2,263	1,367	74	1	11
General and administrative	1,743	883	156	64	6

Total stock-based compensation expense	$7,979	$5,335	$333	$71	$31

(4)	Cash, cash equivalents, and marketable securities includes net proceeds of $57.6 million from our sale of 6.0 million shares of common stock in August 2007 in our initial public offering, but does not reflect the reduction of $11.3 million in merger consideration to Connect3’s former shareholders and $1.3 million of short-term notes payable to a former Connect3 officer and principal shareholder, as those payments were made in March 2009, subsequent to our fiscal year end.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. In addition, we may make other written and oral communications from time to time that contain such statements. Forward-looking statements include statements as to industry trends and future expectations of ours and other matters that do not relate strictly to historical facts. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. These forward-looking statements include statements in this Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed under the heading “Risk Factors” in Item 1A of this Annual Report on Form 10-K and in our other Securities and Exchange Commission filings. Furthermore, such forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto appearing elsewhere in this Annual Report on Form 10-K. Our fiscal year ends on the last day of February; fiscal 2009, for example, refers to our fiscal year ended February 28, 2009.

Overview

We are a leading provider of Consumer Demand Management, or CDM, solutions. Our software services enable retailers and consumer products, or CP, companies to define merchandising and marketing strategies based on a scientific understanding of consumer behavior and make actionable pricing, promotion, assortment, space and other merchandising and marketing recommendations to achieve their revenue, profitability and sales volume objectives. We deliver our applications by means of a software-as-a-service, or SaaS, model, which allows us to capture and analyze the most recent retailer and market-level data and enhance our software services rapidly to address our customers’ ever-changing merchandising and marketing needs.

Our CDM solutions consist of one or more software services and complementary analytical services. We offer our solutions individually or as a suite of integrated applications. Our software services are configurable to accommodate individual customer needs. Our solutions for the retail and CP industries include DemandTec Lifecycle Price Optimizationtm, DemandTec End-to-End Promotion Managementtm, DemandTec Assortment & Spacetm, DemandTec Targeted Marketingtm and DemandTec Trade Effectivenesstm. The DemandTec TradePoint Networktm connects our solutions for the retail and CP industries. We were incorporated in November 1999 and began selling our software in fiscal 2001. Our revenue has grown from $9.5 million in fiscal 2004 to $75.0 million in fiscal 2009. Our operating expenses have also increased significantly during these same periods. We have incurred losses to date and had an accumulated deficit of approximately $77.4 million at February 28, 2009.

We sell our software to retailers and CP companies under agreements with initial terms that generally are one to three years in length and provide a variety of services associated with our customers’ use of our software. We recognize the revenue we generate from each agreement ratably over the term of the agreement. Our revenue growth depends on our attracting new customers, renewing existing agreements, and selling add-on software services to existing customers. Our ability to maintain or increase our rate of growth will be directly affected by the continued acceptance of our software in the marketplace, as well as the timing, size and term length of our customer agreements.

Our software service agreements with retailers and CP companies are large contracts that generally are two to three years in length. The annual contract value for each retail and CP company customer agreement is largely related to their size, and therefore can fluctuate from period to period. Our Advance Deal Management agreements with CP companies that leverage the DemandTec TradePoint Network are principally one year in length and much smaller in annual and aggregate contract value than our retail and CP Companies customer software services contracts. A significant percentage of our new customer agreements are entered into during the last month, weeks or even days of each quarter-end.

We are headquartered in San Carlos, California, and have sales and marketing offices in North America and Europe. We sell our software through our direct sales force and receive a number of customer prospect introductions through third-parties such as systems integrators and a data syndication company. In fiscal 2009, approximately 86% of our revenue was attributable to sales of our software to companies located in the United States. Our ability to achieve profitability will be affected by our revenue as well as our other operating expenses associated with growing our business. Our largest category of operating expenses is research and development expenses, and the largest component of our operating expenses is personnel costs.

In February 2009, we acquired Connect3 Systems, Inc., a provider of advertising planning and execution software. The Connect3 product suite is being incorporated into the DemandTec End-to-End Promotion ManagementTM solution, which supports retailers’ end-to-end promotion planning process. The aggregate purchase price was approximately $13.5 million. We will amortize intangible assets associated with the Connect3 acquisition over one to two and a half years on a straight-line basis, which, absent any impairment, will result in amortization expense of approximately $2.4 million, $1.8 million, and $626,000 in fiscal 2010, 2011, and 2012, respectively.

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

In November 2006, we acquired TradePoint Solutions, Inc., a provider of on-demand promotion offer management software linking manufacturers, sales agencies and retailers on one platform. The aggregate purchase price was approximately $9.8 million. In this acquisition, we purchased intangible assets. We are amortizing these purchased intangible assets over three to ten years on a straight-line basis, which, absent any impairment, will result in annual amortization expense of approximately $970,000 from the date of acquisition through November  2009 and declining amounts thereafter.

Sources of Revenue

We derive all of our revenue from customer agreements that cover the use of our software and various services associated with our customers’ use of our software. We recognize all revenue ratably over the term of the agreement.

Our agreements are generally non-cancelable, but customers typically have the right to terminate their agreement for cause if we materially breach our obligations under the agreement and, in certain situations, may have the ability to extend the duration of their agreement on pre-negotiated terms. We invoice our customers in accordance with contractual terms, which generally provide that our customers are invoiced in advance for annual use of our software and for services other than implementation and training services. We provide implementation services on a time and materials basis and invoice our customers monthly in arrears. To a lesser extent, we also provide implementation services on a fixed fee basis and invoice our customers in advance. We invoice in arrears for our training classes on implementing and using our software on a per person, per class basis. Our payment terms typically require our customers to pay us within 30 days of the invoice date. For those billings for which the service period has begun and is non-cancellable, we include amounts invoiced in accounts receivable until collected and in deferred revenue until recognized as revenue.

Cost of Revenue and Operating Expenses

Cost of Revenue

Cost of revenue includes expenses related to data center costs, depreciation expenses associated with computer equipment and software, compensation and related expenses of operations, technical customer support and professional services personnel, amortization of purchased intangible assets, and allocated overhead expenses. We have contracts with two third parties for the use of their data center facilities, and our data center costs principally consist of the amounts we pay to these third parties for rack space, power and similar items. Amortization of purchased intangible assets in fiscal 2009 relates to developed technology associated with the TradePoint acquisition. We are amortizing the purchased developed technology associated with the TradePoint acquisition over five years on a straight-line basis. We will amortize the purchased developed technology associated with the Connect3 acquisition over two and a half years on a straight line basis beginning in our fiscal year 2010. We allocate overhead costs, such as rent and occupancy costs, employee benefits, information management costs, and legal and other costs, to all departments based on headcount. As a result, we include allocated overhead expenses in cost of revenue and each operating expense category. We expect that, in the future, cost of revenue will increase in absolute dollars but decrease as a percentage of revenue as we spread our data center infrastructure and personnel costs over a larger customer base. In addition, we expect that stock-based compensation charges included in cost of revenue will vary depending on the timing and magnitude of equity incentive grants.

Research and Development

Research and development expenses include compensation and related expenses for our research, product management and software development personnel and allocated overhead expenses. We devote substantial resources to extending our existing software applications as well as to developing new software. We intend to continue to invest significantly in our research and development efforts because we believe these efforts are essential to maintaining our competitive position. In addition, we expect that stock-based compensation charges included in research and development expenses will vary depending on the timing and magnitude of equity incentive grants. In the near term, we expect that research and development expenses will increase in absolute dollars and as a percentage of revenue, and in the long term, we expect these expenses to increase in absolute dollars and decrease as a percentage of revenue.

Sales and Marketing

Sales and marketing expenses include compensation and related expenses for our sales and marketing personnel, including commissions and incentives, travel and entertainment expenses, marketing programs such as product marketing, events, corporate communications and other brand building expenses, and allocated overhead expenses. We expect that, in the future, sales and marketing expenses will increase in absolute dollars as we hire additional personnel, and spend more on marketing programs, but remain relatively constant or decrease slightly as a percentage of revenue. In addition, we expect that stock-based compensation charges included in sales and marketing expenses will vary depending on the timing and magnitude of equity incentive grants.

General and Administrative

General and administrative expenses include compensation and related expenses for our executive, finance and accounting, human resources, legal and information management personnel, third-party professional services fees, travel and entertainment expenses, other corporate expenses and overhead not allocated to cost of revenue, research and development expenses, or sales and marketing expenses. Third-party professional services primarily include outside legal, audit and tax-related consulting costs. We expect that, in the future, general and administrative expenses will remain relatively constant or decrease slightly as a percentage of revenue. We expect that stock-based compensation charges included in general and administrative expenses will vary depending on the timing and magnitude of equity incentive grants.

Amortization of Purchased Intangible Assets

In February 2009, we acquired Connect3. The aggregate purchase price was approximately $13.5 million, which consisted of approximately $13.3 million in cash and $201,000 of acquisition costs. We are amortizing purchased intangible assets related to developed technology, customer relationships, non-compete covenants and backlog over one to two and a half years on a straight-line basis. Accordingly, annual amortization expenses, absent any impairment, will be approximately $2.4 million, $1.8 million, and $626,000 in fiscal 2010, 2011 and 2012, respectively.

In May 2008, we purchased rights to develop assortment optimization technology for $1.5 million. We are amortizing this intangible asset over 18 months on a straight-line basis. This resulted in $734,000 of amortization expense in fiscal 2009.

In November 2006, we acquired TradePoint. The aggregate purchase price was approximately $9.8 million, which consisted of approximately $3.7 million in cash, approximately $4.1 million in our common stock, a $1.8 million promissory note and $219,000 of acquisition costs. In this acquisition, we purchased intangible assets related to developed technology, customer relationships, a trade name, and non-compete covenants. We are amortizing purchased intangible assets over three to ten years on a straight-line basis. Intangible asset amortization expense was approximately $360,000 in operating expenses and $610,000 in cost of revenue in each of fiscal 2009 and 2008. In fiscal 2007, amortization expense was approximately $118,000 in operating expenses and $203,000 in cost of revenue. The amortization expense associated with TradePoint purchased intangible assets will decline beginning in December 2009.

Other Income (Expense), Net

Other income (expense), net includes interest income on our cash and marketable securities balances, interest expense related to debt, and losses or gains on conversions of non-U.S. dollar transactions into U.S. dollars. In the past two fiscal years, we have invested a majority of our cash in money market funds, treasury bills, corporate bonds, U.S. agencies, and commercial paper. In the first half of fiscal 2008 and fiscal 2007 (the periods preceding our IPO before convertible preferred stock was automatically converted to common stock), other income (expense), net included the impact of recording our outstanding redeemable convertible preferred stock warrants at fair value under Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, or SFAS No. 150. In fiscal 2010 and thereafter, other income (expense), net will depend on a number of factors, including our ability to generate cash from operations, interest rates and the rates of return on our investments and whether or not we incur debt.

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States, or GAAP. These accounting principles often require us to make certain estimates and judgments that can affect the reported amounts of assets and liabilities as of the date of our consolidated financial statements, as well as the reported amounts of revenue and expenses during the periods presented. In some cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application or our judgments in selecting among available accounting policy alternatives, as they would not produce a materially different result. In other cases, our judgments among available alternatives can have a material impact on our accounting results. We believe that our estimates and judgments were reasonable based upon information available to us at the time that these estimates and judgments were made. On an ongoing basis, we evaluate our estimates and judgments. Our actual results may differ from these estimates under different assumptions or conditions.

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

Deferred Commissions

We capitalize certain commission costs directly related to the acquisition of a customer agreement in accordance with Financial Accounting Standards Board, or FASB, Technical Bulletin 90-1, Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts. Our commission payments are paid shortly after our receipt of the related customer payment. The commissions are deferred and amortized to sales and marketing expense over the revenue recognition term of the related non-cancelable customer agreement. The deferred commission amounts are recoverable through their accompanying future revenue streams under non-cancellable customer agreements. We believe this is the appropriate method of accounting as the commission charges are so closely related to the revenue from the customer contracts that they should be recorded as an asset and charged to expense over the same period that the related revenue is recognized. Commission expense was approximately $3.4 million, $2.8 million, and $1.5 million in fiscal 2009, 2008, and 2007, respectively. Deferred commissions on our consolidated balance sheet totaled $1.3 million at February 28, 2009 and $2.6 million at February 29, 2008.

Stock-Based Compensation

Effective March 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123 (Revised 2004), Share-Based Payment, or SFAS No. 123(R), using the prospective transition method, which required us to apply the provisions of SFAS No. 123(R) only to new awards granted, and to awards modified, repurchased or cancelled after the adoption date. Under this transition method, we began amortizing the grant-date fair value of outstanding stock options granted or modified on or after March 1, 2006 to stock-based compensation expense on a straight-line basis over the requisite service period of the award. Prior to our IPO in August 2007, our board of directors used the services of an unrelated third-party valuation firm to perform contemporaneous valuations at various points in time to determine the fair value of our common stock and to establish the exercise prices of stock options granted. During this time, our approach to valuation was based, in part, on a discounted future cash flow approach that used our estimates of revenue and costs, driven by assumed market growth rates. These estimates were consistent with the plans and estimates that we used to manage the business. There is inherent uncertainty in making these estimates.

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

Income Taxes

We account for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are determined based on the temporary differences between their financial reporting and tax bases and are measured using the enacted tax rates that are anticipated to be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts more likely than not expected to be realized. We have established a valuation allowance against substantially all of our deferred tax assets as we believe it is more likely than not that the deferred tax assets will not be realized.

We will continue to evaluate the continued need for and amount of the valuation allowance. We may determine that some, or all, of our deferred tax assets will be realized, in which case we will reduce our valuation allowance in the quarter in which such determination is made. If the valuation allowance is reduced, we may recognize a benefit from income taxes on our income statement in that period. In subsequent periods, we may have higher income tax expenses.

Goodwill and Intangible Assets

We record as goodwill the excess of the acquisition purchase price over the fair value of the tangible and identifiable intangible assets acquired. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, or SFAS No. 142, we do not amortize goodwill, but perform an annual impairment review of our goodwill during our third quarter, or more frequently if indicators of potential impairment arise. Following the criteria of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, and SFAS No. 142, we have a single operating segment and consequently evaluate goodwill for impairment based on an evaluation of the fair value of our company as a whole. We record purchased intangible assets at their respective estimated fair values at the date of acquisition. Purchased intangible assets are being amortized using the straight-line method over their estimated useful lives, which range from approximately one to ten years. We evaluate the remaining useful lives of intangible assets on a periodic basis to determine whether events or circumstances warrant a revision to the remaining estimated amortization period.

Impairment of Long-Lived Assets

We evaluate the recoverability of our long-lived assets, including purchased intangible assets and property and equipment, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Long-lived assets are reviewed for possible impairment whenever events or circumstances indicate that the carrying amount of these assets may not be recoverable. We measure recoverability of each asset by comparison of its carrying amount to the future undiscounted cash flows we expect the asset to generate. If we consider the asset to be impaired, we measure the amount of any impairment as the difference between the carrying amount and the fair value of the impaired asset. We observed no impairment indicators through February 28, 2009.

Results of Operations

The following table sets forth selected consolidated statements of operations data as a percentage of revenue for each of the periods indicated:

	Year Ended
	February 28,	February 29,	February 28,
	2009	2008	2007

Revenue	100%	100%	100%
Cost of revenue	31	33	33

Gross margin	69	67	67

Operating expenses:
Research and development	36	37	35
Sales and marketing	27	28	28
General and administrative	13	10	6
Amortization of purchased intangible assets	2	1	—

Total operating expenses	78	76	69

Loss from operations	(9)	(9)	(2)
Other income (expense), net	2	2	(1)

Loss before provision for income taxes	(7)	(7)	(3)
Provision for income taxes	—	—	—

Net loss attributable to common stockholders	(7)%	(7)%	(3)%

Revenue

	Year Ended
	February 28,	February 29,	February 28,
	2009	2008	2007
	(In thousands)

Revenue	$75,005	$61,270	$43,485

Fiscal 2009 Compared to Fiscal 2008.  Fiscal 2009 revenue increased approximately $13.7 million, or 22.4%, from fiscal 2008 revenue. The revenue increase was primarily due to a $11.8 million increase in revenue from customers that had contributed revenue in prior years, which we refer to as existing customers. Revenue from existing customers was approximately 97% and 89% of our total revenue in fiscal 2009 and 2008, respectively. Revenue from customers that did not contribute any revenue in prior years, which we refer to as new customers, was approximately $1.9 million in fiscal 2009. In fiscal 2009, the economic environment deteriorated as compared to fiscal 2008 and has resulted in the signing of customer contracts taking longer, particularly new customer contracts. New customer revenue in any given period can fluctuate depending upon the period in which the contract signs, the number of new customer contracts in any given period and the size of the new customer retailer or CP customer. The impact of the deteriorating economic environment on our future revenue growth rates, or upon the contribution between existing and new customers is currently unknown. We generated 86% of our revenue from retail companies in fiscal 2009 and the remaining 14% from consumer products companies. In fiscal 2008 we generated 90% of our revenue from retail companies and the remaining 10% from consumer products companies. We expect that, in the future, revenue from CP companies will continue to increase as a percentage of total revenue on an annual basis.

In fiscal 2009, revenue from customers located outside the United States increased to 14% from 12% in fiscal 2008 .The increase resulted from increased revenue in existing international locations as well as revenue generated in new locations. Revenue from Wal-Mart Stores, Inc. accounted for 14.4% and 11.7% of our total revenue in fiscal 2009 and 2008, respectively. No other customer accounted for more than 10% of our revenue in fiscal 2009 or fiscal 2008.

Fiscal 2008 Compared to Fiscal 2007.  Fiscal 2008 revenue increased approximately $17.8 million, or 41%, from fiscal 2007 revenue. The revenue increase was primarily due to a $10.9 million increase in revenue from existing customers. In addition, revenue from new customers, was $6.9 million in fiscal 2008. The TradePoint acquisition in November 2006 had a full year impact on revenue in fiscal 2008 compared to four months in fiscal 2007. We generated 90% of our revenue from retail companies in fiscal 2008 and the remaining 10% from consumer products companies. In fiscal 2007 we generated 94% of our revenue from retail companies and the remaining 6% from consumer products companies.

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

Cost of Revenue

	Year Ended
	February 28,	February 29,	February 28,
	2009	2008	2007
	(Dollars in thousands)

Revenue	$75,005	$61,270	$43,485
Cost of revenue	23,331	20,444	14,230
Gross profit	51,674	40,826	29,255
Gross margin	69%	67%	67%

Fiscal 2009 Compared to Fiscal 2008.  Fiscal 2009 cost of revenue increased approximately $2.9 million, or 14.1%, from fiscal 2008 cost of revenue. This increase was due primarily to increased personnel costs, equipment maintenance and depreciation expense offset by a decrease in third-party contractor and consulting costs.

Personnel costs increased approximately $1.6 million in fiscal 2009 compared to fiscal 2008, primarily as a result of increased compensation and employee benefit costs, stock-based compensation expense and headcount in fiscal 2009. Personnel costs include all compensation, benefits and hiring costs. Consulting services, support services, and production operations headcount increased to 87 (excluding Connect3’s former employees) at February 28, 2009 from 82 at February 29, 2008. Salary and employee benefit costs increased approximately $1.1 million in fiscal 2009 as a result of increased employee benefit costs and merit and promotion salary adjustments. Stock-based compensation expense increased approximately $451,000 to $1.7 million in fiscal 2009 compared to $1.2 million in fiscal 2008. The increase in stock-based compensation expense was primarily due to new stock options and time-based RSUs granted under the 2007 Equity Incentive Plan in fiscal 2009. There were no time-based RSUs granted in fiscal 2008. In addition, in fiscal 2009, equipment and maintenance contract expenses increased approximately $549,000, data center facility rental costs increased approximately $499,000, and depreciation expense increased approximately $606,000 as a result of $2.8 million of capital expenditures, predominantly related to the expansion of data infrastructure facilities to support customer growth.

Third-party contractor and consulting expense decreased approximately $664,000 in fiscal 2009 compared to fiscal 2008, primarily due to increased use of DemandTec personnel to provide integration services as opposed to third-party consulting firms.

Our gross margin increased to 69% in fiscal 2009 as compared to 67% in fiscal 2008 due to economies of scale gained from spreading our data center infrastructure and personnel costs over a larger customer base, partially offset by higher stock-based compensation and intangible amortization expenses in fiscal 2009. We anticipate that our gross margin will decrease in the short term as a result of the impact of the Connect3 acquisition, but that in the future, our gross margin will increase as we continue to grow our customer base and gain economies of scale.

Fiscal 2008 Compared to Fiscal 2007.  Fiscal 2008 cost of revenue increased approximately $6.2 million, or 44%, from fiscal 2007 cost of revenue. This increase was due primarily to personnel expenses which increased approximately $4.2 million, depreciation and amortization expense which increased approximately $820,000, and allocated overhead expenses which increased approximately $480,000. Personnel costs increased in fiscal 2008 primarily as a result of increased headcount and stock-based compensation expense. Professional services, technical support and data center operations headcount increased to 82 at February 29, 2008 from 57 at February 28, 2007, and stock-based compensation increased $1.2 million from fiscal 2007 as a result of new stock option and performance-based stock unit, or PSU, grants.

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

Research and Development Expenses

	Year Ended
	February 28,	February 29,	February 28,
	2009	2008	2007
	(Dollars in thousands)

Research and development	$26,787	$22,445	$15,340
Percent of revenue	36%	37%	35%

Fiscal 2009 Compared to Fiscal 2008.  Fiscal 2009 research and development expenses increased approximately $4.3 million, or 19%, from fiscal 2008, primarily due to increased personnel costs and allocated overhead costs associated with increased headcount, increased third-party contractor and consulting costs, and increased equipment maintenance and depreciation expense. Research and development headcount increased to 119 at February 28, 2009 from 99 at February 29, 2008. Personnel costs, including all compensation, benefits and hiring costs, increased by $3.2 million in fiscal 2009 as compared to fiscal 2008. Stock-based compensation expense, which is a component of personnel costs, increased approximately $437,000 from fiscal 2008. Allocated overhead expenses increased approximately $331,000, primarily due to increased headcount and increased infrastructure support expenses associated with growth. Third-party contractor and consulting expense increased approximately $418,000 compared to fiscal 2008, primarily as a result of a new development process methodology initiated with an outside consultation firm in May 2008. Equipment maintenance and depreciation expense increased approximately $282,000 as compared to fiscal 2008 and was primarily due to increased capital expenditures to support our research and development labs, infrastructure and increased headcount.

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

Sales and Marketing Expenses

	Year Ended
	February 28,	February 29,	February 28,
	2009	2008	2007
	(Dollars in thousands)

Sales and marketing	$20,343	$17,290	$12,108
Percent of revenue	27%	28%	28%

Fiscal 2009 Compared to Fiscal 2008.  Fiscal 2009 sales and marketing expenses increased by approximately $3.1 million, or 18%, from fiscal 2008, primarily as a result of increased personnel costs of approximately $2.5 million. Sales and marketing personnel costs include all compensation, benefits and hiring costs. Sales and marketing headcount increased to 39 at February 28, 2009 from 35 at February 29, 2008. Compensation and employee benefit costs, including commissions, increased approximately $1.6 million in fiscal 2009 as a result of increased headcount, employee benefit costs, and merit and promotion salary adjustments. Stock-based compensation, which is a component of personnel costs and is included in sales and marketing expenses, increased by approximately $896,000, primarily due to stock awards granted under the 2007 Equity Incentive Plan. Marketing-related costs increased $112,000 in fiscal 2009, primarily for tradeshows, events and advertising.

Fiscal 2008 Compared to Fiscal 2007.  Fiscal 2008 sales and marketing expenses increased by approximately $5.2 million, or 43%, from fiscal 2007 sales and marketing expenses, primarily as a result of increased personnel costs of approximately $3.7 million, increased selling and marketing expenses of approximately $615,000, and increased allocated overhead expenses of approximately $630,000. Personnel costs increased primarily due to an increase in headcount to 35 at February 29, 2008 from 31 at February 28, 2007, increased stock-based compensation expense of approximately $1.3 million, increased commission expense of approximately $1.4 million, and increased contract labor of approximately $430,000 compared to fiscal 2007. Sales and marketing expenses increased as a result of increased travel costs associated with our expanding customer base, increased business development expenses and marketing expenses associated with trade shows, events and other promotional activities. Allocated overhead expenses increased as a result of increased sales and marketing headcount and an increase in total allocated overhead costs.

General and Administrative Expenses

	Year Ended
	February 28,	February 29,	February 28,
	2009	2008	2007
	(Dollars in thousands)

General and administrative	$9,888	$6,292	$2,673
Percent of revenue	13%	10%	6%

Fiscal 2009 Compared to Fiscal 2008.  Fiscal 2009 general and administrative expenses increased approximately $3.6 million, or 57%, over fiscal 2008 general and administrative expenses, primarily due to increased personnel costs associated with headcount increases and increased third-party professional services, principally for legal, accounting and auditing expenses associated with being a public company. General and administrative headcount increased to 44 at February 28, 2009 from 35 at February 29, 2008. Personnel costs increased approximately $1.7 million in fiscal 2009 compared to the prior year, primarily as a result of headcount increases and stock-based compensation expense. Stock-based compensation, which is a component of personnel costs, increased approximately $860,000 to $1.7 million in fiscal 2009 from $824,000 in fiscal 2008. Third-party professional services costs increased approximately $1.3 million, primarily due to costs associated with being a public company related to Sarbanes-Oxley compliance and audit expenses.

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

Amortization of Purchased Intangible Assets

	Year Ended
	February 28,	February 29,	February 28,
	2009	2008	2007
	(Dollars in thousands)

Amortization of purchased intangible assets	$1,241	$360	$118
Percent of revenue	1.7%	0.6%	0.3%

Fiscal 2009 Compared to Fiscal 2008.  Fiscal 2009 amortization of purchased intangible assets increased approximately $881,000 from fiscal 2008, primarily due to our May 2008 acquisition of rights to develop assortment optimization technology for $1.5 million. In June 2008 we began amortizing intangible assets associated with those rights over a period of eighteen months. In addition, $150,000 of in-process research and development associated with our Connect3 acquisition was expensed in February 2009 upon consummation of the acquisition. Intangible assets associated with the Connect3 acquisition will be amortized over one to two and a half years starting in fiscal 2010.

Fiscal 2008 Compared to Fiscal 2007.  Fiscal 2008 amortization of purchased intangible assets increased $242,000 from fiscal 2007 due to the timing of the TradePoint acquisition in November 2006. As a result, twelve months of amortization expense are included in fiscal 2008 results compared to four months in fiscal 2007. An additional $608,000 of amortization of purchased intangible assets was included in fiscal 2008 cost of revenue compared to $203,000 in fiscal 2007.

Other Income (Expense), Net

	Year Ended
	February 28,	February 29,	February 28,
	2009	2008	2007
	(In thousands)

Interest income	$1,772	$2,467	$735
Interest expense	(84)	(1,216)	(1,091)
Other income (expense)	(103)	291	(124)

Other income (expense), net	$1,585	$1,542	$(480)

Fiscal 2009 Compared to Fiscal 2008.  Fiscal 2009 other income (expense), net remained relatively constant as compared to fiscal 2008. Interest income decreased approximately $695,000 in fiscal 2009 as a result of lower interest rates on invested cash balances and marketable securities. Interest expense decreased $1.1 million as we paid off approximately $13.0 million in interest-bearing debt with proceeds from our IPO. Other expense increased by $394,000 in fiscal 2009 over fiscal 2008 primarily due to foreign exchange losses recognized in fiscal 2009 on our cash and accounts receivable balances, whereas we recognized a net gain in fiscal 2008. The majority of our foreign exchange gains and losses are the result of fluctuations in the Euro-to-U.S. dollar exchange rates.

Fiscal 2008 Compared to Fiscal 2007.  Fiscal 2008 other income (expense), net increased approximately $2.0 million from fiscal 2007 other income (expense), net. The increase was primarily due to interest income earned on higher invested cash balances as a result of investing proceeds from our initial public offering. Partially offsetting the increased interest income, interest expense increased primarily due to charges of $504,000 arising from the prepayment of debt in the second quarter of fiscal 2008 partially offset by lower interest expense as debt was outstanding for a shorter period of time compared to fiscal 2007. In May 2006, we borrowed $3.0 million under a new line of credit, and in July 2006, we entered into a new term loan for $10.0 million principally to support our acquisition of TradePoint. We repaid the full $13.0 million of debt in August 2007. As part of our prepayment of the $13.0 million of debt, we incurred charges of $504,000 for the accelerated recognition of expense associated with the unamortized fair value of warrants, term loan balloon interest and loan financing costs. Other income (expense) increased $415,000 over fiscal 2007 primarily due to foreign currency gains recognized in fiscal 2008.

Provision (Benefit) for Income Taxes

	Year Ended
	February 29,	February 29,	February 28,
	2009	2008	2007
	(In thousands)

Provision (benefit) for income taxes	$(47)	$455	$52

Since inception, we have incurred annual operating losses and, accordingly, have recorded a provision for income taxes primarily for federal minimum income taxes, state income taxes and foreign taxes associated with our foreign customers and operations. At February 28, 2009, we had federal and state net operating loss carryforwards of approximately $56.4 million and $34.9 million, respectively, to offset future taxable income, subject to limitations provided by the Internal Revenue Code and similar state provisions.

We adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, or FIN 48, on March 1, 2007, the first day of fiscal 2008. FIN 48 is an interpretation of FASB Statement 109, Accounting for Income Taxes, and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position that an entity takes or expects to take in a tax return. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. Under FIN 48, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. In accordance with our accounting policy, we recognize accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. This policy did not change as a result of our adoption of FIN 48 and there was no financial impact to our consolidated statement of operations.

In fiscal 2009, we recorded an income tax benefit of $47,000 as compared to income tax expense of $455,000 in fiscal 2008. The effective tax rate for fiscal 2009 was 1.0% based on our taxable income for the year, and includes a federal income tax benefit of $83,000 related to the provisions of the Housing Assistance Act of 2008 and American Recovery and Reinvestment Act of 2009 whereby corporations otherwise eligible for bonus first-year depreciation may instead elect to claim a refund for research and development tax credits generated prior to 2006. Excluding the tax impact of these acts, we would have recorded income tax expense primarily for state minimum taxes and for our foreign jurisdictions.

In fiscal 2008, we incurred income tax expense of $455,000 compared to $52,000 in fiscal 2007. The increase in income tax expense in fiscal 2008 was the result of higher federal minimum taxes and state taxes, principally due to currently non-deductible stock-based compensation expenses and revenue that must be recognized for income tax purposes before it is recognized in the financial statements, as well as increased foreign taxes associated with our foreign customers and expanded foreign operations.

Stock-Based Compensation Expense

Total stock-based compensation expense increased approximately $2.6 million in fiscal 2009 as compared to fiscal 2008. The increase was primarily due to options granted to new and existing employees subsequent to February 29, 2008 and the award of RSUs, partially offset by decreases of stock-based compensation expense resulting from our revising of our estimate of the number of awards (primarily performance stock units, or PSUs) expected to vest and lower PSU expense as some shares vested in July 2008. See Note 7 of Notes to our Consolidated Financial Statements contained herein for further explanation of how we derive and account for these estimates. We expect that stock-based compensation expense will increase in the short term but will vary in the long term depending upon the timing and magnitude of equity incentive grants and revisions of our estimate of the number of shares expected to vest.

Liquidity and Capital Resources

At February 28, 2009, our principal sources of liquidity consisted of cash, cash equivalents, and marketable securities of $87.9 million, accounts receivable (net of allowance) of $11.0 million, and available borrowing capacity under our credit facility of $15.0 million. At February 28, 2009 we had no auction rate securities and no investments in asset-backed securities. In August 2007, we completed our IPO, in which we raised approximately

$57.6 million in net proceeds after deducting underwriting discounts and commissions of $4.6 million, and other offering costs of $3.8 million.

Our $15.0 million revolving line of credit includes a number of covenants and restrictions with which we must comply. For example, our ability to incur debt, grant liens, make investments, enter into mergers and acquisitions, pay dividends, repurchase our outstanding common stock, change our business, enter into transactions with affiliates, and dispose of assets is limited. To secure the line of credit, we have granted our lenders a first priority security interest in substantially all of our assets. At the filing date of this Annual Report on Form 10-K, we were in compliance with all loan covenants and had no outstanding debt under the line of credit.

	Year Ended
	February 28,	February 29,	February 28,
	2009	2008	2007
	(In thousands)

Net cash provided by operating activities	$13,813	$11,255	$5,230
Net cash used in investing activities	(25,840)	(33,675)	(7,944)
Net cash provided by financing activities	2,595	44,605	11,395

Operating Activities

Our cash flows from operating activities in any period have been significantly influenced by the number of customers using our software, the number and size of new customer contracts, the timing of renewals of existing customer contracts, and the timing of payments by these customers. Our largest source of operating cash flows is cash collections from our customers, which results in decreases to accounts receivable. Our primary uses of cash in operating activities are for personnel-related expenditures. Our cash flows from operating activities in any period will continue to be significantly affected by the extent to which we add new customers, renew existing customers, collect payments from our customers and increase personnel to grow our business.

Fiscal 2009 Compared to Fiscal 2008.  Net cash provided by operating activities increased to $13.8 million in fiscal 2009 from $11.3 million in fiscal 2008. Improved expense management and growth in our business resulted in approximately $8.1 million of cash inflow from operating activities after taking into consideration non-cash expenses primarily associated with stock-based compensation, depreciation and amortization of intangible assets included in our net loss. Growth in our customer base and improved collection efforts resulted in a $7.7 million decrease in accounts receivable as well as an improvement in days sales outstanding. Our days sales outstanding was 55 days at February 28, 2009 compared to 82 days at February 29, 2008. The accounts receivable decrease was largely offset by a $7.1 million decrease in deferred revenue associated with the fact that long-term deferred revenue decreased because we increasingly bill customers on an annual basis rather than billing multiple years in advance. In addition, we had cash inflow from other working capital items in fiscal 2009 compared to a cash outflow from these same working capital items in fiscal 2008. Increased accounts payable, accrued compensation and accrued commissions, primarily due to the timing of payments to certain vendors and employees, accounted for the improved cash flow from other working capital.

Fiscal 2008 Compared to Fiscal 2007.  Net cash provided by operating activities increased to $11.3 million in fiscal 2008 from $5.2 million in fiscal 2007. The increase in cash provided by operating activities was primarily due to the collections of increased amounts billed to customers in advance of revenue recognition. Growth in our business as well as the fact that we billed some customers for multiple years in advance largely accounted for the $3.9 million increase in accounts receivable and $13.2 million increase in deferred revenue in fiscal 2008. This compares to accounts receivable and deferred revenue growth of $11.1 million and $16.0 million, respectively, in fiscal 2007, where we were also experiencing rapid growth and billed customers multiple years in advance. Our days sales outstanding was 82 days at February 29, 2008 compared to 54 days at February 28, 2007. The increase in our days sales outstanding was the result of delayed collections of a few of our customers’ accounts receivable balances. In addition, our net loss increased by $3.0 million in fiscal 2008, but the higher net loss was largely driven by non-cash charges such as stock-based compensation, intangible amortization and depreciation that together were $6.3 million higher in fiscal 2008 than in fiscal 2007. Finally, those increases were partially offset by a $2.3 million increase in amounts associated with prepaid expenses and trade disbursements.

Investing Activities

Our primary investing activities have been capital expenditures on equipment for our data center, net purchases of marketable securities and payments for an acquisition.

Fiscal 2009 Compared to Fiscal 2008.  Net cash used in investing activities was $25.8 million in fiscal 2009 as compared to $33.7 million in fiscal 2008, primarily due to purchases and maturities of marketable securities, which was $6.5 million lower in fiscal 2009 as compared to fiscal 2008, as we invested more in cash and cash equivalents in fiscal 2009 due to uncertainty and volatility in interest rates. In addition, capital expenditures decreased approximately $1.0 million in fiscal 2009 compared to fiscal 2008 and we acquired assortment optimization technology for $1.5 million in fiscal 2009.

In March 2009, we paid $11.3 million of the approximately $13.3 million cash purchase consideration in connection with our February 2009 acquisition of Connect3. The remaining $2.0 million, less any amounts used to satisfy any claims for indemnification that we may make for certain breaches of representations, warranties and covenants, will be distributed within sixteen months of the consummation of the acquisition.

Fiscal 2008 Compared to Fiscal 2007.  Net cash used in investing activities was $33.7 million in fiscal 2008 as compared to $7.9 million in fiscal 2007, primarily due to purchases of marketable securities, which was $26.2 million higher in fiscal 2008 as compared to fiscal 2007 as we invested the proceeds from our IPO in August 2007. In addition, in fiscal 2008, we purchased $1.8 million more in property and equipment than in fiscal 2007 as we continued to expand our data centers to support a larger customer base and provided more infrastructure to support company growth, including an enterprise resource planning system. Offsetting this increase, cash used in the acquisition of TradePoint decreased $2.3 million compared to fiscal 2007.

Financing Activities

Our primary financing activities have been issuances of common stock related to our IPO, our issuance and repayments of notes payable, and advances taken and repayments made under our lines of credit.

Fiscal 2009 Compared to Fiscal 2008.  Net cash provided by financing activities was $2.6 million in fiscal 2009 as compared to $44.6 million in fiscal 2008. The decrease was primarily due to net proceeds from our initial public offering in fiscal 2008 of $57.6 million offset by $13.4 million in payments of notes payable in fiscal 2008 and the repayment of advances under our line of credit in fiscal 2008.

In March 2009, we paid off $1.3 million in short-term notes payable held by a former Connect3 officer and principal shareholder.

Fiscal 2008 Compared to Fiscal 2007.  Net cash provided by financing activities increased to $44.6 million in fiscal 2008 from $11.4 million in fiscal 2007. The $33.2 million increase in fiscal 2008 was primarily due to net proceeds from our initial public offering of $57.6 million offset by $13.4 million in payments of notes payable and the repayment of advances under our line of credit.

We believe that cash provided by operating activities, together with our cash, cash equivalents, and marketable securities balances at February 28, 2009, will be sufficient to fund our projected operating requirements for at least the next twelve months. We may need to raise additional capital or incur debt to continue to fund our operations over the long term. Our future capital requirements will depend on many factors, including our rate of revenue growth, our rate of expansion of our workforce, the timing and extent of our expansion into new markets, the timing of introductions of new functionality and enhancements to our software, the timing and size of any acquisitions of other companies or assets and the continuing market acceptance of our software. We may enter into arrangements for potential acquisitions of complementary businesses, services or technologies, which also could require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Contractual Obligations

Our principal commitments consist of obligations under operating leases for office space in the United States and abroad, merger consideration payable and notes payable to former TradePoint and Connect3 shareholders. Our lease agreements generally do not provide us with the option to renew. Our future operating lease obligations will change if we enter into new lease agreements upon the expiration of our existing lease agreements or if we enter into new lease agreements to expand our operations.

At February 28, 2009, the future minimum payments under our lease commitments, and amounts due for merger consideration and notes payable were as follows:

	Payments Due by Period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(In thousands)

Operating leases	$1,482	$1,220	$262	$—	$—
Merger consideration payable to former Connect3 shareholders	13,343	12,343	1,000	—	—
Notes payable to a former Connect3 officer and principal shareholder	1,286	1,286	—	—	—
Notes payable to former TradePoint shareholders	434	434	—	—	—

Total contractual obligations	$16,545	$15,283	$1,262	$—	$—

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

Recent Accounting Pronouncements

In November 2008, the FASB ratified EITF 08-7, Accounting for Defensive Intangible Assets, or EITF 08-7. EITF 08-7 applies to purchased intangible defensive assets that the acquirer does not intend to actively use, but intends to hold to prevent its competitors from obtaining access to the asset. EITF 08-7 clarifies that defensive intangible assets are separately identifiable and should be accounted for as a separate unit of accounting in accordance with SFAS No. 141(R) and SFAS No. 157, Fair Value Measurements. EITF 08-7 is effective for intangible assets purchased in fiscal years beginning on or after December 15, 2008 and will be adopted by us in the first quarter of fiscal year 2010. This guidance does not impact our current consolidated financial statements since it will be applied prospectively on adoption. We are assessing the potential impact, if any, that its adoption will have on our consolidated results of operations and financial condition going forward.

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets, or FSP 142-3. FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, Goodwill and Other Intangible Assets. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. This guidance does not impact our current consolidated financial statements since it will be applied prospectively on adoption. We are assessing the potential impact, if any, that its adoption will have on our consolidated results of operations and financial condition going forward.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, or SFAS No. 161. SFAS No. 161 requires companies with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early application is encouraged and, accordingly, we early adopted SFAS No. 161 in our quarter ended August 31, 2008 and included the additional disclosures in Note 9 to our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, or SFAS No. 141(R), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree in a business combination. SFAS No. 141(R) also establishes principles around how goodwill acquired in a business combination or a gain from a bargain purchase should be recognized and measured, as well as provides guidelines on the disclosure requirements on the nature and financial impact of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008, and we will adopt it beginning in the first quarter of fiscal 2010. This guidance does not impact our current consolidated financial statements since it will be applied prospectively on adoption. We are assessing the potential impact, if any, that its adoption will have on our consolidated results of operations and financial condition going forward.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

As we fund our international operations, our cash and cash equivalents could be affected by changes in exchange rates. To date, the foreign currency exchange rate effect on our cash and cash equivalents has not been significant.

We operate internationally and generally our international sales agreements are denominated in the country of origin currency, and therefore our revenue is subject to foreign currency risk. Also, some of our operating expenses and cash flows are denominated in foreign currency and, thus, are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the exchange rates for the British Pound and the Euro. We periodically enter into foreign exchange forward contracts to reduce exposure in non-U.S. dollar denominated receivables. We formally assess, both at a hedge’s inception and on an ongoing basis, whether the derivatives used in hedging transactions are highly effective in negating currency risk. As of February 28, 2009, we had two outstanding forward foreign exchange contracts to sell Euros for U.S. dollars in 3 months and 15 months, respectively, with a notional principal of €1.2 million (or approximately $1.5 million) each. We do not enter into derivative financial instruments for speculative or trading purposes.

We apply SFAS No. 52, Foreign Currency Translation, with respect to our international operations, which are primarily sales and marketing support entities. We have remeasured our accounts denominated in non-U.S. currencies using the U.S. dollar as the functional currency and recorded the resulting gains (losses) within other income (expense), net for the period. We remeasure all monetary assets and liabilities at the current exchange rate at the end of the period, non-monetary assets and liabilities at historical exchange rates, and revenue and expenses at average exchange rates in effect during the period. Foreign currency gains (losses) were approximately $(97,000), $397,000 and $70,000 for fiscal 2009, 2008 and 2007, respectively.

Interest Rate Sensitivity

We had cash and cash equivalents totaling $33.6 million and marketable securities totaling $54.3 million at February 28, 2009. These amounts were invested primarily in government securities and corporate notes and bonds with credit ratings of at least A1 or better, money market funds, and interest-bearing demand deposit accounts. By policy, we limit the amount of credit exposure to any one issuer and we do not enter into investments for trading or speculative purposes. Our cash and cash equivalents and marketable securities are held and invested with capital preservation as the primary objective.

Our cash equivalents and marketable securities are subject to market risk due to changes in interest rates. Fixed rate interest securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. However, because we classify our marketable securities as “held-to-maturity,” no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other-than-temporary. An immediate increase or decrease in interest rates of 100 basis points at February 28, 2009 would result in an approximately $543,000 market value reduction or increase.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
DemandTec, Inc.

We have audited the accompanying consolidated balance sheets of DemandTec, Inc. as of February 28, 2009 and February 29, 2008, and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended February 28, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(b). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of DemandTec, Inc. at February 28, 2009 and February 29, 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended February 28, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), DemandTec, Inc.’s internal control over financial reporting as of February 28, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 21, 2009 expressed an unqualified opinion thereon.

As discussed in Note 1 to the consolidated financial statements under the heading “Fair Value of Financial Instruments,” on March 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements. Also, as discussed in Note 1 to the consolidated financial statements under the heading “Income Taxes,’’ on March 1, 2007, the Company adopted Statement of Financial Accounting Standards Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109.

/s/  ERNST & YOUNG LLP

San Jose, California
April 21, 2009

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
DemandTec, Inc.

We have audited DemandTec, Inc.’s internal control over financial reporting as of February 28, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). DemandTec, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, DemandTec, Inc. maintained, in all material respects, effective internal control over financial reporting as of February 28, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of DemandTec, Inc. as of February 28, 2009 and February 29, 2008, and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended February 28, 2009 of DemandTec, Inc. and our report dated April 21, 2009 expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP

San Jose, California
April 21, 2009

DemandTec, Inc.

Consolidated Balance Sheets

	As of	As of
	February 28,	February 29,
	2009	2008
	(In thousands, except
	per share data)

ASSETS
Current assets:
Cash and cash equivalents	$33,572	$43,257
Short-term marketable securities	46,426	30,547
Accounts receivable, net of allowances of $120 and $160 as of February 28, 2009 and February 29, 2008, respectively	11,000	18,227
Other current assets	4,230	4,161

Total current assets	95,228	96,192
Marketable securities, non-current	7,886	2,085
Property, equipment and leasehold improvements, net	5,429	5,139
Intangible assets	8,405	3,761
Goodwill	16,492	5,290
Other assets, net	715	1,329

Total assets	$134,155	$113,796

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$12,955	$6,969
Deferred revenue, current	46,415	44,006
Notes payable, current	1,720	442
Merger consideration payable	12,343	—
Other current liabilities	7	36

Total current liabilities	73,440	51,453

Deferred revenue, non-current	2,400	11,369
Other long-term liabilities	1,666	677
Commitments and contingencies (see Note 5)
Stockholders’ equity:
Common stock, $0.001 par value — 175,000 shares authorized, and 28,059 and 26,452 shares issued and outstanding, respectively, excluding 4 and 31 shares subject to repurchase, respectively, as of February 28, 2009 and February 29, 2008	28	26
Additional paid-in capital	133,320	122,699
Accumulated other comprehensive income	682	—
Accumulated deficit	(77,381)	(72,428)

Total stockholders’ equity	56,649	50,297

Total liabilities and stockholders’ equity	$134,155	$113,796

See Notes to Consolidated Financial Statements.

DemandTec, Inc.

Consolidated Statements of Operations

	Year Ended
	February 28,	February 29	February 28,
	2009	2008	2007
	(In thousands, except per share data)

Revenue	$75,005	$61,270	$43,485
Cost of revenue(1)(2)	23,331	20,444	14,230

Gross profit	51,674	40,826	29,255

Operating expenses:
Research and development(2)	26,787	22,445	15,340
Sales and marketing(2)	20,343	17,290	12,108
General and administrative(2)	9,888	6,292	2,673
Amortization of purchased intangible assets	1,241	360	118

Total operating expenses	58,259	46,387	30,239

Loss from operations	(6,585)	(5,561)	(984)
Interest income	1,772	2,467	735
Interest expense	(84)	(1,216)	(1,091)
Other income (expense), net	(103)	291	(124)

Loss before provision for income taxes	(5,000)	(4,019)	(1,464)
Provision (benefit) for income taxes	(47)	455	52

Net loss	(4,953)	(4,474)	(1,516)
Accretion to redemption value of preferred stock	—	13	32

Net loss attributable to common stockholders	$(4,953)	$(4,487)	$(1,548)

Net loss per common share, basic and diluted	$(0.18)	$(0.25)	$(0.28)

Shares used in computing basic and diluted net loss per common share	27,372	17,612	5,531

(1) Includes amortization of purchased intangible assets	$610	$608	$203
(2) Includes stock-based compensation expense as follows:
Cost of revenue	$1,712	$1,261	$41
Research and development	2,261	1,824	62
Sales and marketing	2,263	1,367	74
General and administrative	1,743	883	156

Total stock-based compensation expense	$7,979	$5,335	$333

See Notes to Consolidated Financial Statements.

DemandTec, Inc.

Consolidated Statements of Redeemable Convertible Preferred Stock and
Stockholders’ Equity (Deficit)

								Accumulated
	Redeemable Convertible		Convertible Preferred				Additional	Other		Total
	Preferred Stock		Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity (Deficit)
	(In thousands)

Balance at February 28, 2006	11,399	$48,976	2,100	$2,071	4,772	$5	$1,788	$—	$(66,393)	$(62,529)
Issuance of Series C redeemable preferred stock	12	65	—	—	—	—	—	—	—	—
Issuance of common stock for TradePoint acquisition	—	—	—	—	1,075	1	4,084	—	—	4,085
Issuance of common stock upon exercise of stock options	—	—	—	—	454	—	626	—	—	626
Vesting of common stock related to early exercise of stock options	—	—	—	—	166	—	218	—	—	218
Repurchase of common stock	—	—	—	—	(12)	—	(16)	—	—	(16)
Issuance of common stock warrants	—	—	—	—	—	—	171	—	—	171
Employee stock-based compensation expense	—	—	—	—	—	—	202	—	—	202
Non-employee stock-based compensation expense	—	—	—	—	—	—	131	—	—	131
Accretion to redemption value of preferred stock	—	32	—	—	—	—	—	—	(32)	(32)
Net loss	—	—	—	—	—	—	—	—	(1,516)	(1,516)

Balance at February 28, 2007	11,411	$49,073	2,100	$2,071	6,455	$6	$7,204	$—	$(67,941)	$(58,660)
Issuance of common stock upon initial public offering, net of $8,370 of offering costs	—	—	—	—	6,000	6	57,623	—	—	57,629
Accretion to redemption value of preferred stock	—	13	—	—	—	—	—	—	(13)	(13)
Conversion of preferred stock to common stock at initial public offering	(11,411)	(49,086)	(2,100)	(2,071)	13,511	14	51,143	—	—	49,086
Reclassification of warrant liability at initial public offering	—	—	—	—	—	—	714	—	—	714
Issuance of common stock upon net exercise of warrants	—	—	—	—	130	—	—	—	—	—
Repurchase of common stock	—	—	—	—	(12)	—	(21)	—	—	(21)
Issuance of common stock upon exercise of stock options	—	—	—	—	194	—	397	—	—	397
Charitable contribution of common stock	—	—	—	—	5	—	54	—	—	54
Vesting of common stock related to early exercise of stock options	—	—	—	—	169	—	250	—	—	250
Employee stock-based compensation expense	—	—	—	—	—	—	4,926	—	—	4,926
Non-employee stock-based compensation expense	—	—	—	—	—	—	409	—	—	409
Net loss	—	—	—	—	—	—	—	—	(4,474)	(4,474)

Balance at February 29, 2008	—	$—	—	$—	26,452	$26	$122,699	$—	$(72,428)	$50,297

Issuance of common stock under employee stock purchase plan and upon exercise of stock options	—	—	—	—	1,341	2	2,608	—	—	2,610
Conversion of vested restricted stock units to shares	—	—	—	—	243	—	—	—	—	—
Vesting of common stock related to early exercise of stock options	—	—	—	—	23		34			34
Stock-based compensation expense	—	—	—	—	—	—	7,979	—	—	7,979
Change in fair value of cash flow hedge								682		682
Net loss	—	—	—	—	—	—	—	—	(4,953)	(4,953)

Balance at February 28, 2009	—	$—	—	$—	28,059	$28	$133,320	$682	$(77,381)	$56,649

See Notes to Consolidated Financial Statements.

DemandTec, Inc

Consolidated Statements of Cash Flows

	Year Ended
	February 28,	February 29,	February 28,
	2009	2008	2007
	(In thousands)

Operating activities:
Net loss	$(4,953)	$(4,474)	$(1,516)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	2,930	1,929	1,060
Stock-based compensation expense	7,979	5,335	333
Amortization of warrants issued in conjunction with debt	—	64	99
Revaluation of warrants to fair value	—	119	206
Amortization of purchased intangible assets	1,851	968	321
Amortization of financing costs	20	93	125
Charge on early extinguishment of debt	—	504	—
Provision for accounts receivable	(40)	98	31
Other	286	(81)	(64)
Changes in operating assets and liabilities:
Accounts receivable	7,706	(3,927)	(11,099)
Prepaid expenses and other current assets	(233)	(1,149)	(187)
Deferred commissions	1,261	(317)	(1,135)
Other assets	135	(341)	(113)
Accounts payable and accrued expenses	1,586	(2,161)	515
Accrued compensation	2,363	1,392	700
Deferred revenue	(7,078)	13,203	15,954

Net cash provided by operating activities	13,813	11,255	5,230

Investing activities:
Acquisition of TradePoint, net of cash received	—	(1,358)	(3,649)
Cash received from Connect3 acquisition, net of cash payments	257	—	—
Purchases of property, equipment and leasehold improvements	(3,117)	(4,127)	(2,336)
Purchases of marketable securities	(82,500)	(86,583)	(6,200)
Maturities of marketable securities	60,820	58,393	4,241
Purchase of intangible assets	(1,500)	—	—
Removal of restricted cash	200	—	—

Net cash used in investing activities	(25,840)	(33,675)	(7,944)

Financing activities:
Proceeds from issuance of common stock, net of repurchases	2,603	374	633
Proceeds from issuance of convertible preferred stock	—	—	65
Net cash proceeds from initial public offering	—	57,631	—
Proceeds from advances on line of credit	—	—	3,000
Payments on lines of credit	—	(3,000)	(84)
Proceeds from issuance of notes payable	—	—	10,000
Payments on notes payable	(8)	(10,400)	(2,219)

Net cash provided by financing activities	2,595	44,605	11,395

Effect of exchange rate changes on cash and cash equivalents	(253)	36	67

Net increase in cash and cash equivalents	(9,685)	22,221	8,748
Cash and cash equivalents at beginning of year	43,257	21,036	12,288

Cash and cash equivalents at end of year	$33,572	$43,257	$21,036

Supplemental information:
Cash paid for interest	$65	$956	$780

Cash paid for income taxes	$157	$320	$21

Non-cash financing and investing activities:
Common stock issued in connection with acquisition of TradePoint	$—	$—	$4,085

Reclassification of preferred stock warrant liability to additional paid-in capital	$—	$714	$—

Issuance of warrants for common and preferred stock	$—	$—	$343

Deferred financing costs on note payable	$—	$—	$400

Merger consideration payable to Connect3 shareholders	$13,343	$—	$—

Assumed notes payable to a former Connect3 officer and principal shareholder	$1,286	$—	$—

Notes payable in connection with acquisition of TradePoint	$—	$—	$1,800

See Notes to Consolidated Financial Statements.

DemandTec, Inc.

Notes to Consolidated Financial Statements

1.	Business Summary and Significant Accounting Policies

Description of Business

DemandTec, Inc. was incorporated in Delaware on November 1, 1999. We are a leading provider of Consumer Demand Management, or CDM, solutions. CDM is a software category based on quantifying consumer demand and using that understanding to make better merchandising and marketing decisions. Our software services enable retailers and consumer products, or CP, companies to define merchandising and marketing strategies based on a scientific understanding of consumer behavior and make actionable pricing, promotion, assortment, space and other merchandising and marketing recommendations to achieve their revenue, profitability and sales volume objectives. We deliver our applications by means of a software-as-a-service, or SaaS, model, which allows us to capture and analyze the most recent retailer and market-level data and enhance our software services rapidly to address our customers’ ever-changing merchandising and marketing needs. We are headquartered in San Carlos, California, with sales presence in North America, Europe and Japan.

Reclassifications

Certain amounts previously reported in the consolidated balance sheet as of February 29, 2008, have been reclassified to conform to the current year classification. Specifically, intangible assets and goodwill of $3.8 million and $5.3 million, respectively, have been reclassified from other assets, net and restricted cash of $200,000 has been reclassified to other assets, net.

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

Fiscal Year

Our fiscal year ends on the last day in February. References to fiscal 2009, for example, refer to our fiscal year ended February 28, 2009.

Business Combinations

We account for our business acquisitions in accordance with the provisions of Statement of Financial Accounting Standards, or SFAS, No. 141, Business Combination, or SFAS 141, using the purchase method of accounting. We allocate the total cost of an acquisition to the underlying net assets based on their respective estimated fair values. As part of this allocation process, we identify and attribute values and estimated useful lives to the intangible assets acquired. These determinations involve significant estimates and assumptions regarding multiple, highly subjective variables, including those with respect to future cash flows, discount rates, asset lives, and the use of different valuation models and therefore require considerable judgment. Our estimates and assumptions may be based, in part, on the availability of listed market prices or other transparent market data. These determinations will affect the amount of amortization expense recognized in future periods. We base our fair

DemandTec, Inc.

Notes to Consolidated Financial Statements — (Continued)

value estimates on assumptions we believe to be reasonable but are inherently uncertain. Depending on the size of the purchase price of a particular acquisition as well as the mix of intangible assets acquired, our financials results could be materially impacted by the application of a different set of assumptions and estimates.

Segments

We operate in a single segment and we report financial information on a consolidated basis.

Use of Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. These accounting principles require us to make certain estimates and judgments that can affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the periods presented. Significant estimates and assumptions made by management include the determination of the fair value of share-based payments, the fair value of purchased intangible assets and the recoverability of long-lived assets. We believe that the estimates and judgments upon which we rely are reasonable based upon information available to us at the time that these estimates and judgments are made. To the extent there are material differences between these estimates and actual results, our consolidated financial statements will be affected.

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

Because we provide our software as a service, we follow the provisions of Securities and Exchange Commission Staff Accounting Bulletin No. 104, Revenue Recognition, and Emerging Issues Task Force, or EITF, Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, or EITF 00-21. We recognize revenue when all of the following conditions are met:

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

Deferred Revenue

Deferred revenue consists of billings or payments received in advance of revenue recognition. We generally invoice our customers in annual installments although certain multi-year agreements have had certain fees for all years invoiced and paid upfront. Contracts under which we advance bill customers are non-cancellable. Deferred revenue to be recognized in the succeeding twelve month period is included in current deferred revenue on our consolidated balance sheets with the remaining amounts included in non-current deferred revenue.

DemandTec, Inc.

Notes to Consolidated Financial Statements — (Continued)

Foreign Currency Translation

The denomination of the majority of our sales arrangements and the functional currency of our international operations is the United States dollar. Our international operations’ financial statements are remeasured into United States dollars, with adjustments recorded as foreign currency gains (losses) in the consolidated statements of operations. All monetary assets and liabilities are remeasured at the current exchange rate at the end of the period, non-monetary assets and liabilities are remeasured at historical exchange rates, and revenue and expenses are remeasured at average exchange rates in effect during the period. We recognized a foreign currency gain (loss) of approximately $(97,000), $397,000 and $70,000 in fiscal 2009, fiscal 2008 and fiscal 2007, respectively, in other income (expense), net.

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

In each of the last three years, we had customers that accounted for more than 10% of total revenue as follows: one customer in fiscal 2009 at 14.4%; one customer in fiscal 2008 at 11.7%; and one customer in fiscal 2007 at 11.8%.

As of February 28, 2009 and February 29, 2008, long-lived assets located outside the United States were not significant. Revenue by geographic region, based on the billing address of the customer, was as follows (in thousands):

	Year Ended
	February 28,	February 29,	February 28,
	2009	2008	2007
	(In thousands)

United States	$64,664	$53,641	$40,656
International	10,341	7,629	2,829

Total revenue	$75,005	$61,270	$43,485

As of February 28, 2009 and February 29, 2008, three customers accounted for 35% and 51% of our outstanding accounts receivable balance, respectively.

The equipment hosting our software is located in two third-party data center facilities located in California. We do not control the operation of these facilities, and our operations are vulnerable to damage or interruption in the event either of these third-party data center facilities fail.

Fair Value of Financial Instruments

The carrying amounts of our financial instruments, which include cash and cash equivalents, marketable securities, accounts receivable, accounts payable, notes payable, and other accrued expenses, approximate their fair values. Effective March 1, 2008, we adopted SFAS No. 157, Fair Value Measurements, or SFAS No. 157, for our financial assets and liabilities that are remeasured and reported at fair value at each reporting period, and non-financial assets and liabilities that are remeasured and reported at fair value at least annually. In accordance with SFAS No. 157, we measure our foreign currency forward contracts at fair value. Our foreign currency forward contracts are classified within Level 2 as the valuation inputs are based on quoted prices of similar instruments in active markets and do not involve management judgment.

DemandTec, Inc.

Notes to Consolidated Financial Statements — (Continued)

Cash and Cash Equivalents

We consider all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. Cash and cash equivalents, which primarily consist of cash on deposit with banks and money market funds, are recorded at cost, which approximates fair value.

Restricted Cash

Restricted cash at February 29, 2008 was comprised of a certificate of deposit under an irrevocable standby letter of credit that was required as collateral under an operating lease agreement and was scheduled to automatically renew until the lease expires in February 2010. In April 2008, the certificate of deposit expired and we secured the letter of credit under our new line of credit we established in April 2008, as described in Note 12. As such, the restriction on cash was removed at that time.

Marketable Securities

Our short-term marketable securities have a remaining maturity at the time of purchase of greater than three months and less than twelve months. Our noncurrent marketable securities have a remaining maturity at the time of purchase of twelve months or greater. In accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, we classify our investments as held-to-maturity at the time of purchase and reevaluate the classification at each balance sheet date. All of our investments were classified as held-to-maturity at February 28, 2009 and February 29, 2008. At February 28, 2009 we had no auction rate securities and no investments in asset-backed securities.

We monitor our investments in marketable securities for impairment on a periodic basis. In the event that the carrying value of an investment exceeds its fair value and the decline in value is determined to be other-than-temporary, we record an impairment charge and establish a new cost basis for the investment. We did not record any impairment adjustments in fiscal 2009, 2008 or 2007.

In order to determine whether or not a decline in value is other-than-temporary, we evaluate, among other things, the duration and extent to which the fair value has been less than the carrying value, our financial condition and business outlook, including key operational and cash flow metrics, current market conditions and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair market value.

Deferred Commissions

We capitalize certain commission costs directly related to the acquisition of a customer agreement in accordance with Financial Accounting Standards Board, or FASB, Technical Bulletin 90-1, Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts. Our commission payments are paid shortly after our receipt of the related customer payment. The commissions are deferred and amortized to sales and marketing expense over the revenue recognition term of the related non-cancelable customer agreement. The deferred commission amounts are recoverable through their accompanying future revenue streams under non-cancellable customer agreements. We believe this is the appropriate method of accounting as the commission charges are so closely related to the revenue from the customer contracts that they should be recorded as an asset and charged to expense over the same period that the related revenue is recognized. Commission costs amortized to sales and marketing expense were approximately $3.4 million, $2.8 million, and $1.5 million in fiscal 2009, 2008, and 2007, respectively. At February 28, 2009 and February 29, 2008, deferred commission costs totaled $1.3 million and $2.6 million, respectively.

Property, Equipment and Leasehold Improvements

Property, equipment and leasehold improvements are stated at historical cost, net of accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of three to five years.

DemandTec, Inc.

Notes to Consolidated Financial Statements — (Continued)

Leasehold improvements are amortized over the shorter of the lease term or the estimated useful lives of the improvements. Repair and maintenance costs are expensed as incurred.

Goodwill and Intangible Assets

We record as goodwill the excess of the acquisition purchase price over the fair value of the tangible and identifiable intangible assets acquired. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, or SFAS No. 142, we do not amortize goodwill, but perform an annual impairment review of our goodwill during our third quarter, or more frequently if indicators of potential impairment arise. Following the criteria of SFAS No. 131 and SFAS No. 142, we have a single operating segment and consequently evaluate goodwill for impairment based on an evaluation of the fair value of our company as a whole. We record purchased intangible assets at their respective estimated fair values at the date of acquisition. Purchased intangible assets are being amortized using the straight-line method over their remaining estimated useful lives, which currently range from approximately one to eight years. We evaluate the remaining useful lives of intangible assets on a periodic basis to determine whether events or circumstances warrant a revision to the remaining estimated amortization period. We observed no impairment indicators through February 28, 2009.

Impairment of Long-Lived Assets

We evaluate the recoverability of our long-lived assets, including purchased intangible assets and property and equipment, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We review long-lived assets for possible impairment whenever events or circumstances indicate that the carrying amount of these assets may not be recoverable. We measure recoverability of assets by comparison of their carrying amount to the future undiscounted cash flows we expect the assets to generate. If we consider assets to be impaired, we measure the amount of any impairment as the difference between the carrying amount and the fair value of the impaired assets. We observed no impairment indicators through February 28, 2009.

Advertising Expenses

Advertising costs are expensed when incurred and are included in sales and marketing expenses in the accompanying consolidated statements of operations. We incurred advertising expenses of approximately $124,000, $59,000 and $68,000 for fiscal 2009, 2008 and 2007, respectively.

Research and Development and Software Development Costs

We account for internal use software costs, including website development costs, in accordance with the American Institute of Certified Public Accountants’ Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, or SOP No. 98-1. In accordance with SOP No. 98-1, we capitalize the costs to develop software for our website and other internal uses, as well as the cost of upgrades and enhancements to that software, when preliminary development efforts are successfully completed, management has authorized and committed project funding, and it is probable that the project will be completed and the software will be used as intended. Any capitalized costs are amortized to expense on a straight-line method over their expected lives. To date, internal software development costs eligible for capitalization have been insignificant, and accordingly we have charged all software development costs to research and development expense as incurred.

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

DemandTec, Inc.

Notes to Consolidated Financial Statements — (Continued)

bylaws contain similar indemnification obligations. To date, we have not incurred any material costs as a result of those indemnification provisions and have not accrued any liabilities related to these obligations in the accompanying consolidated financial statements.

We have occasionally entered into service level agreements with our customers warranting defined levels of uptime reliability and performance and permitting those customers to receive service credits or discounted future services, or to terminate their agreements in the event that we fail to meet those levels. To date, we have not experienced any significant failures to meet defined levels of reliability and performance as a result of those agreements and, accordingly, we have not accrued any liabilities related to these agreements in the accompanying consolidated financial statements

Income Taxes

We account for income taxes under SFAS No. 109, Accounting for Income Taxes, or SFAS No. 109. Under this method, deferred tax assets and liabilities are determined based on the temporary differences between their financial reporting and tax bases and are measured using the enacted tax rates that are anticipated to be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts more likely than not expected to be realized. We have established a valuation allowance against substantially all of our deferred tax assets as we believe it is more likely than not that the deferred tax assets will not be realized.

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

In June 2006, the FASB issued Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109, or FIN 48. This interpretation prescribes a recognition threshold and measurement attribute for tax positions taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The evaluation of a tax position in accordance with this interpretation is a two-step process. In the first step, recognition, we determine whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step addresses measurement of a tax position that meets the more-likely-than-not criteria. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Differences between tax positions taken in a tax return and amounts recognized in the financial statements will generally result in an increase in a liability for income taxes payable or a reduction of an income tax refund receivable, or a reduction in a deferred tax asset or an increase in a deferred tax liability or both. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be de-recognized in the first subsequent financial reporting period in which that threshold is no longer met. Amounts accrued as a result of the adoption of FIN 48 on March 1, 2007 have not been material. We have elected to record interest and penalties recognized in accordance with FIN 48 in the consolidated financial statements as income tax expenses.

Derivative Instruments and Hedging Activities

We operate internationally and entered into foreign exchange forward contracts during fiscal 2009 to reduce our exposure in non-U.S. dollar denominated accounts receivable. We designated these forward contracts as cash flow hedges of foreign currency denominated firm commitments; their objective was to negate the impact of currency exchange rate movements on our operating results. In accordance with SFAS No. 133, Accounting for

DemandTec, Inc.

Notes to Consolidated Financial Statements — (Continued)

Derivative Instruments and Hedging Activities, as amended, or SFAS No. 133, we excluded the implicit interest in the forward contracts when assessing hedge effectiveness. For fiscal 2009, implicit interest costs totaled approximately $40,000 and were included within interest expense. We formally assess, both at a hedge’s inception and on an ongoing basis, whether the derivatives used in hedging transactions are highly effective in negating currency risk. All forward contracts entered during fiscal 2009 were deemed highly effective. We did not engage in hedging activities during fiscal 2008 and 2007. We do not enter into derivative financial instruments for speculative or trading purposes.

Comprehensive Loss

Comprehensive loss consists of net loss and accumulated other comprehensive income, which includes certain changes in equity that is excluded from net loss. In fiscal 2009, an unrealized gain on cash flow hedges and implicit interest of approximately $682,000 was included in accumulated other comprehensive income, which has been reflected in stockholders’ equity. There was no accumulative other comprehensive income or loss in fiscal 2008.

Stock-Based Compensation

Effective March 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123 (Revised 2004), Share-Based Payment, or SFAS No. 123(R), using the prospective transition method, which required us to apply the provisions of SFAS No. 123(R) only to new awards granted, and to awards modified, repurchased or cancelled, after the adoption date. Under this transition method, we began amortizing the grant-date fair value of stock options granted or modified on or after March 1, 2006 to stock-based compensation expense on a straight-line basis over the requisite service period of the award.

Options and warrants granted to consultants and other non-employees are accounted for in accordance with EITF Issue No. 96-18, Accounting for Equity Investments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, or EITF No. 96-18, and are valued using the Black-Scholes method prescribed by SFAS No. 123(R). These options are subject to periodic revaluation over their vesting terms, and are charged to expense over the vesting term using the graded method.

Net Loss per Common Share

All issued and outstanding common stock and per share amounts contained in the consolidated financial statements and notes have been retroactively adjusted to reflect the 1-for-2 reverse stock split effected on August 2, 2007.

We compute net loss per share in accordance with SFAS No. 128, Earnings per Share, or SFAS No. 128. Under the provisions of SFAS No. 128, basic net loss per share is computed using the weighted average number of common shares outstanding during the period except that it does not include unvested common shares subject to repurchase. Diluted net loss per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options or warrants or upon the settlement of performance stock units (PSUs) and restricted stock units (RSUs), unvested common shares subject to repurchase or cancellation and convertible preferred stock. The dilutive effect of outstanding stock options, PSUs, RSUs, and warrants is reflected in diluted loss per share by application of the treasury stock method. When dilutive, convertible preferred stock is reflected on an if-converted basis from the date of issuance.

Basic and diluted net loss per common share were the same for each of fiscal 2009, 2008, and 2007, as the impact of all potentially dilutive securities outstanding was anti-dilutive.

DemandTec, Inc.

Notes to Consolidated Financial Statements — (Continued)

The following table presents the calculation of historical basic and diluted net loss per common share (in thousands, except per share data):

	Year Ended
	February 28,	February 29,	February 28,
	2009	2008	2007

Net loss attributable to common stockholders	$(4,953)	$(4,487)	$(1,548)

Weighted average number of common shares outstanding	27,388	17,731	5,798
Less: Weighted average number of common shares subject to repurchase	(16)	(119)	(267)

Weighted average number of common shares outstanding used in computing basic and diluted net loss per common share	27,372	17,612	5,531

Net loss per common share, basic and diluted	$(0.18)	$(0.25)	$(0.28)

The following weighted average outstanding shares subject to options to purchase common stock, PSUs and RSUs, warrants to purchase common stock, common stock subject to repurchase, convertible preferred stock and shares subject to warrants to purchase redeemable convertible preferred stock were excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an antidilutive effect:

	Year Ended
	February 28,	February 29,	February 28,
	2009	2008	2007
	(In thousands)

Shares subject to options to purchase common stock, PSUs, and RSUs	4,342	5,285	4,891
Shares subject to warrants to purchase common stock	—	98	45
Common stock subject to repurchase	16	119	267
Warrants (as converted basis)	—	—	104
Employee stock purchase plan	13	—	—
Convertible preferred stock (if-converted basis until IPO)	—	5,911	13,506

Total	4,371	11,413	18,813

Recent Accounting Pronouncements

In November 2008, the FASB ratified EITF 08-7, Accounting for Defensive Intangible Assets, or EITF 08-7. EITF 08-7 applies to purchased intangible defensive assets that the acquirer does not intend to actively use, but intends to hold to prevent its competitors from obtaining access to the asset. EITF 08-7 clarifies that defensive intangible assets are separately identifiable and should be accounted for as a separate unit of accounting in accordance with SFAS No. 141(R) and SFAS No. 157, Fair Value Measurements. EITF 08-7 is effective for intangible assets acquired in fiscal years beginning on or after December 15, 2008 and will be adopted by us in the first quarter of fiscal year 2010. This guidance does not impact our current consolidated financial statements since it will be applied prospectively on adoption. We are assessing the potential impact, if any, that its adoption will have on our consolidated results of operations and financial condition going forward.

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets, or FSP 142-3. FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions

DemandTec, Inc.

Notes to Consolidated Financial Statements — (Continued)

used in determining the useful life of recognized intangible assets under FASB Statement No. 142, Goodwill and Other Intangible Assets. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. This guidance does not impact our current consolidated financial statements since it will be applied prospectively on adoption. We are assessing the potential impact, if any, that its adoption will have on our consolidated results of operations and financial condition going forward.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, or SFAS No. 161. SFAS No. 161 requires companies with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early application is encouraged and, accordingly, we early adopted SFAS No. 161 in our quarter ended August 31, 2008 and included the additional disclosures in Note 9 to our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, or SFAS No. 141(R), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree in a business combination. SFAS No. 141(R) also establishes principles around how goodwill acquired in a business combination or a gain from a bargain purchase should be recognized and measured, as well as provides guidelines on the disclosure requirements on the nature and financial impact of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008, and we will adopt it beginning in the first quarter of fiscal 2010. This guidance does not impact our current consolidated financial statements since it will be applied prospectively on adoption. We are assessing the potential impact, if any, that its adoption will have on our consolidated results of operations and financial condition going forward.

2.	Acquisitions

Connect3 Systems, Inc.

On February 24, 2009, we acquired all of the issued and outstanding capital stock of privately-held Connect3 Systems, Inc., or Connect3, a provider of advertising planning and execution software, for a purchase price of approximately $13.5 million, which consisted of $13.3 million cash and $201,000 of acquisition costs. We paid approximately $11.3 million of the consideration in March 2009. The remaining $2.0 million, less any amounts used to satisfy any claims for indemnification that we may make for certain breaches of representations, warranties and covenants, will be distributed to the former Connect3 shareholders within sixteen months of the consummation of the acquisition.

We recorded the assets acquired and liabilities assumed at fair market value in accordance with SFAS 141. The results of operations related to this acquisition are included in our consolidated financial statements from the date of

DemandTec, Inc.

Notes to Consolidated Financial Statements — (Continued)

acquisition. The following table summarizes the preliminary allocation of fair value of the assets acquired and liabilities assumed in the transaction (in thousands).

Current assets	$626
Deferred tax asset	1,865
Property and equipment	177
Intangible assets:
Developed technology	3,130
Customer relationships	1,210
Non-compete covenants	340
Backlog	167
Goodwill	11,202
Current liabilities assumed	(2,141)
Noncurrent liabilities assumed	(31)
Notes payable to a former Connect3 officer and principal shareholder	(1,286)
Deferred tax liability	(1,865)

Net assets acquired	13,394
Purchased in-process research and development	150

Total purchase price	$13,544

The allocation of the purchase price to the tangible and intangible assets acquired and liabilities assumed was based on the estimated fair value as of the acquisition date. We engaged an independent third-party valuation firm to perform a valuation of the purchased intangible assets. Although we believe the purchase price allocation is substantially complete, the finalization of certain reorganization costs, or the settlement of tax-related issues, for example, could result in an adjustment to the allocation.

The $11.2 million excess of the purchase price over the estimated fair value of the net tangible and identifiable assets acquired was recorded as goodwill, which will not be amortized. We do not anticipate that any of the goodwill recorded in connection with the Connect3 acquisition will be deductible for income tax purposes. As part of the acquisition accounting, we established deferred income tax liabilities to reflect the tax effect of the temporary difference between the $4.8 million fair value assigned to intangible assets acquired and their tax bases. In addition, we recognized a deferred tax asset of $1.9 million by reducing $1.9 million of our valuation allowance as part of our acquisition accounting. Purchased intangible assets are being amortized on a straight-line basis over one to two and a half years, with a weighted average period of 2.2 years. Pro forma results of the acquired business have not been presented as it was not material to our consolidated financial statements for all periods presented.

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

DemandTec, Inc.

Notes to Consolidated Financial Statements — (Continued)

average income and market comparable approach, approximately $3.7 million in cash, a $1.8 million promissory note issued to TradePoint shareholders and $219,000 of acquisition costs.

We allocated the purchase price to the estimated fair value of the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of the date of acquisition. We engaged an independent third-party valuation firm to perform a valuation of these purchased intangible assets. Based on this third-party valuation, the excess of the purchase price over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill. The purchase price was allocated as follows (in thousands):

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

The following unaudited pro forma financial information presents the combined results of operations of DemandTec as if the acquisition had occurred as of March 1, 2006 and represents the combined results of DemandTec’s fiscal year ended February 28, 2007 and TradePoint’s interim nine months ended September 30, 2006. This unaudited pro forma financial information is based upon available information and certain assumptions that management believes to be reasonable, is not intended to represent or be indicative of the consolidated results of operations or financial condition of the combined company that would have been reported had the acquisition been completed as of the date presented, and should not be taken as representative of our future consolidated results of operations:

Year Ended
February 28,
2007
(In thousands, except
per share data)

Revenue	$45,230
Net loss attributable to common stockholders	(2,382)
Basic and diluted net loss per common share	$(0.38)

DemandTec, Inc.

Notes to Consolidated Financial Statements — (Continued)

3.	Goodwill and Purchased Intangibles

The carrying values as of February 28, 2009 of amortizing intangible assets associated with TradePoint, Connect3 and assortment optimization technology are summarized in the following table.

				Weighted
				Average
	Gross	Accumulated	Net	Amortization
	Value	Amortization	Value	Period (In years)
	(Dollars in thousands)

Developed technology	$7,680	$(2,157)	$5,523	3
Customer relationships	2,150	(313)	1,837	3
Non-compete covenants	840	(389)	451	3
Backlog	167	(2)	165	1
Trade name	560	(131)	429	10

Total	$11,397	$(2,992)	$8,405

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

Intangible assets are being amortized on a straight-line basis over a weighted average period of 3.5 years. Amortization expense related to the purchased intangible assets was approximately $1.7 million during fiscal 2009, of which approximately $1.1 million was included as a separate component of operating expenses and $610,000 was included in cost of revenue in the accompanying consolidated statements of operations. In addition, $150,000 of in-process technology purchased from Connect3 was expensed immediately upon acquisition.

Amortization expense related to the purchased intangible assets was $968,000 during fiscal 2008, of which $360,000 was included as a separate component of operating expenses and $608,000 was included in cost of revenue in the accompanying consolidated statements of operations.

DemandTec, Inc.

Notes to Consolidated Financial Statements — (Continued)

As of February 28, 2009, the estimated amortization expense related to the purchased intangible assets for each of the next five fiscal years and thereafter is summarized in the following table (in thousands):

As of
February 28,
Fiscal Year	2009

2010	$4,071
2011	2,626
2012	1,223
2013	190
2014	146
Thereafter	149

Total	$8,405

We performed an annual impairment review of our goodwill during the third quarter of fiscal 2009 with no impairment charges recognized as a result of our review. We observed no impairment indicators through the fourth quarter of fiscal 2009. At February 28, 2009 and February 29, 2008, we had $16.5 million and $5.3 million of goodwill, respectively, from our acquisitions of Connect3 and TradePoint.

4.	Balance Sheet Components

Marketable securities, at amortized cost, consisted of the following as of the dates indicated:

	As of	As of
	February 28,	February 29,
	2009	2008
	(In thousands)

Commercial paper	$6,291	$6,946
Corporate bonds	12,314	4,721
U.S. agency bonds	23,724	20,766
Treasury bills	11,983	—
Asset-backed securities	—	199

	$54,312	$32,632

All investments are held to maturity, and thus, there were no recognized gains or losses during the fiscal years presented. The carrying amount of our marketable securities approximates fair value and unrecognized gains and losses were insignificant. We have the ability and intent to hold these investments to maturity and do not believe any of the marketable securities are impaired based on our evaluation of available evidence as of February 28, 2009. We expect to receive all principal and interest on all of our investment securities.

The following table summarizes the book value of our investments in marketable debt securities classified by the contractual maturity date of the security:

	As of	As of
	February 28,	February 29,
	2009	2008
	(In thousands)

Due within one year	$46,426	$30,547
Due within one to two years	7,886	2,085

	$54,312	$32,632

DemandTec, Inc.

Notes to Consolidated Financial Statements — (Continued)

Property, equipment and leasehold improvements consisted of the following as of the dates indicated:

	As of	As of
	February 28,	February 29,
	2009	2008
	(In thousands)

Computers, software and equipment	$11,180	$8,965
Furniture and fixtures	238	184
Leasehold improvements	251	244

	11,669	9,393
Less: accumulated depreciation	(6,240)	(4,254)

Property, equipment and leasehold improvements, net	$5,429	$5,139

Gain or losses from the sale of computers, software and equipment were insignificant in fiscal 2009, 2008, and 2007.

Accounts payable and accrued expenses consisted of the following:

	As of	As of
	February 28,	February 29,
	2009	2008
	(In thousands)

Accounts payable	$2,822	$1,304
Accrued professional services	640	569
Income taxes payable	50	158
Other accrued liabilities	1,830	290
Accrued compensation	7,613	4,648

Total accounts payable and accrued expenses	$12,955	$6,969

5.	Commitments and Contingencies

We lease office space in various locations throughout the United States and Europe. Total rent expense was $1.1 million, $935,000 and $783,000 in fiscal 2009, 2008, and 2007, respectively.

Future minimum lease commitments due under non-cancelable operating leases with an initial term greater than one year were as follows (in thousands):

As of
February 28,
Fiscal Year	2009

2010	$1,190
2011	262

Total	$1,452

At February 28, 2009 we had outstanding an irrevocable letter of credit in connection with a noncancelable operating lease commitment which we issued in favor of our landlord, for an aggregate amount of $200,000 that would automatically renew until the lease expires in February 2010. To secure the letter of credit, we had a $200,000 certificate of deposit with a financial institution, which was recorded in other assets, net on the accompanying balance sheet at February 29, 2008. In April 2008, the certificate of deposit expired and we secured the letter of credit under the new line of credit we established with a financial institution in April 2008, as described in Note 6. As such, the restriction on cash was removed at that time.

DemandTec, Inc.

Notes to Consolidated Financial Statements — (Continued)

Legal Proceedings

We are from time to time involved in legal matters that arise in the normal course of business. Based on information currently available, we do not believe that the ultimate resolution of any current matters, individually or in the aggregate, will have a material adverse effect on our business, financial condition or results of operations.

6.	Debt and Warrants

In May 2006, we entered into a revolving line of credit with a financial institution from which we borrowed $3.0 million. In August 2007, we paid off the entire $3.0 million outstanding balance. There was no prepayment penalty and no minimum interest due when the line of credit was closed in April 2008.

Upon the completion of our IPO, a warrant to purchase up to 37,500 shares of our Series C convertible preferred stock that we had issued to the financial institution in connection with the May 2006 credit line converted into a warrant to purchase common stock. In December 2007, the financial institution exercised its warrant, resulting in our issuance of 24,642 shares of common stock after netting 12,858 shares in settlement of the exercise price of $5.16 per share.

In July 2006, we entered into a 48-month $10.0 million term loan with two financial institutions. In August 2007, we paid off the $10.0 million remaining term loan balance, without penalty, as well as a $400,000 balloon interest payment. The term loan facility is no longer available.

In August 2007, a warrant to purchase up to 37,500 shares of our common stock that we had issued to one of the financial institutions in connection with the July 2006 term loan was exercised, resulting in our issuance of 26,797 shares of common stock after netting 10,703 shares in settlement of the exercise price of $2.70 per share. In December 2007, a warrant to purchase up to 37,500 shares of our common stock that we had issued to the other financial institution in connection with the July 2006 term loan was exercised, resulting in our issuance of 30,772 shares of common stock after netting 6,728 shares in settlement of the exercise price of $2.70 per share.

Upon the completion of our IPO, warrants to purchase up to 30,488 shares of our Series B redeemable convertible preferred stock and up to 38,759 shares of our Series C redeemable convertible preferred stock that we had granted to a financial institution in connection with equipment financing loans converted into warrants to purchase common stock. In December 2007, the financial institution exercised one of its warrants, resulting in our issuance of 25,470 shares of common stock after netting 13,289 shares in settlement of the exercise price of $5.16 per share. In January 2008, the financial institution exercised the remaining warrant, resulting in our issuance of 22,455 shares of common stock after netting 8,033 shares in settlement of the exercise price of $3.28 per share.

Under FASB Staff Position No. 150-5, Issuer’s Accounting under FASB Statement No. 150 for Freestanding Warrants and Other Similar Instruments on Shares That Are Redeemable, prior to the closing date of our IPO in August 2007, the preferred stock warrants were classified in liabilities and were revalued each reporting period with the changes in fair value recorded within other income (expense), net in the accompanying consolidated statements of operations. Because of the automatic conversion of the preferred stock warrants to common stock warrants upon the closing of our IPO, we ceased to revalue the warrants and reclassified the $714,000 remaining liability balance to additional paid-in capital in August 2007.

Expense associated with the amortization of the fair value of warrants and loan financing costs was $157,000 in fiscal 2008 and $224,000 in fiscal 2007. We accelerated the expense recognition of the remaining unamortized fair values of the warrants, loan financing cost, debt discount costs and balloon interest balance upon paying off the $3.0 million revolving line of credit balance and the $10.0 million term loan in August 2007, resulting in an additional $504,000 charge to interest expense in fiscal 2008. There was no charge to interest expense in fiscal 2009.

In connection with our TradePoint acquisition, a $1.8 million promissory note was issued to former TradePoint shareholders. At February 28, 2009 and February 29, 2008, $434,000 and $442,000, respectively, remained outstanding and payable thereunder.

DemandTec, Inc.

Notes to Consolidated Financial Statements — (Continued)

In April 2008, we entered into a new revolving line of credit with a total borrowing capacity of $15.0 million and terminated our existing $5.0 million credit facility. Amounts borrowed bear interest, at our election, at a rate equal to either (i) the financial institution’s prime rate at the time of the borrowing or (ii) the LIBOR rate plus 2.0%. The line of credit is collateralized by substantially all of our assets and requires us to comply with working capital, net worth, and other non-financial covenants, including limitations on indebtedness and restrictions on dividend distributions, among others. In April 2008, the available balance was reduced by $200,000 to $14.8 million to secure a non-cancelable operating lease commitment. Throughout fiscal year 2009, we were in compliance with all loan covenants and as of February 28, 2009 we had no outstanding debt under the line of credit.

7.	Stockholders’ Equity

Equity Incentive Plans and Employee Stock Purchase Plan

1999 Equity Incentive Plan

In December 1999, our Board of Directors adopted the 1999 Equity Incentive Plan (the “1999 Plan”). The 1999 Plan, which expired on August 8, 2007, provided for incentive or nonstatutory stock options, stock bonuses and rights to acquire restricted stock to be granted to employees, outside directors and consultants. As of February 28, 2009, options to purchase 5,433,006 shares of common stock remained outstanding under the 1999 Plan. Such options are exercisable as determined by our Board of Directors and as specified in each option agreement. Options granted under the 1999 Plan vest over a period of time as determined by our Board of Directors, generally four years, and expire no more than ten years from the date of grant. We ceased issuing awards under the 1999 Plan upon the completion of our IPO in August 2007.

2007 Equity Incentive Plan

In May 2007, our Board of Directors adopted, and in July 2007 our stockholders approved, the 2007 Equity Incentive Plan (the “2007 Plan”). The 2007 Plan became effective upon our IPO. The 2007 Plan, which is administered by the Compensation Committee of our Board of Directors, provides for stock options, stock units, restricted shares, and stock appreciation rights to be granted to employees, non-employee directors and consultants. We initially reserved 3.0 million shares of our common stock for issuance under the 2007 Plan. In addition, on the first day of each fiscal year commencing with fiscal year 2009, the aggregate number of shares reserved for issuance under the 2007 Plan shall automatically increase by a number equal to the lowest of a) 5% of the total number of shares of common stock then outstanding, b) 3,750,000 shares, or c) a number determined by our Board of Directors. An additional 1,403,189 shares and 1,324,136 shares were reserved for issuance under the 2007 Plan on March 1, 2009 and 2008, respectively.

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

Performance Stock Units.  Performance stock units (PSUs) are awards under our 2007 Plan that entitle the recipient to receive shares of our common stock upon vesting and settlement of the awards pursuant to certain performance and time-based vesting criteria set by our Compensation Committee. We measure the value of the PSUs at fair value on the measurement date, based on the number of units granted and the market value of our common stock on that date. We amortize the fair value, net of estimated forfeitures, as stock-based compensation expense on a straight-line basis over the vesting period of the award (or, if applicable, over the vesting period of the tranche, viewing each tranche as a separate award). SFAS No. 123(R) requires compensation expense to be

DemandTec, Inc.

Notes to Consolidated Financial Statements — (Continued)

recognized on the PSUs if it is probable that the performance and service conditions will be achieved. We evaluate the probability of meeting the performance criteria at the end of each reporting period to determine how much compensation expense to record. The estimation of whether the performance targets and service periods will be achieved requires judgment. To the extent actual results or updated estimates differ from our current estimates, either (a) the cumulative effect on current and prior periods of those changes will be recorded in the period those estimates are revised, or (b) the change in estimate will be applied prospectively, depending on whether the change affects the estimate of total compensation cost to be recognized or merely affects the period over which the compensation cost will be recognized. The ultimate number of shares to be issued upon settlement of the PSUs, and the related compensation expense to be recognized, will be based on actual achievement of the performance targets and service requirements.

On August 17, 2007, our Compensation Committee granted 1,000,000 PSUs to our executive officers and other key employees. These PSU grants are divided into two tranches. The first tranche consisted of 30% of each grant, and related to fiscal 2008 company performance and subsequent individual service requirements. The second tranche consisted of the remaining 70% of each grant, and related to fiscal 2009 company performance and subsequent individual service requirements. These PSUs may vest over a period of up to 29 months ending on January 15, 2010. On March 4, 2008, our Compensation Committee granted 160,000 PSUs to our chief executive officer. This PSU grant consists of a single tranche and relates to fiscal 2009 company performance metrics and subsequent individual service requirements. The PSUs may vest over a period of up to 22 months ending on January 15, 2010.

At the measurement dates, the fair value of the PSUs granted on March 4, 2008 and August 17, 2007 were approximately $1.7 million and $10 million, respectively, and are being recognized over the vesting lives of the awards. We record compensation expense over the anticipated vesting periods of the awards, net of an assumed forfeiture rate. In fiscal 2009 and 2008, we recognized stock-based compensation expense associated with the PSUs of approximately $2.4 million and $3.0 million, respectively. As of February 28, 2009, there were a total of 439,563 shares subject to outstanding PSUs.

Restricted Stock Units.  Restricted stock units (RSUs) are awards under our 2007 Plan that entitle the recipient to receive shares of our common stock upon vesting and settlement of the awards pursuant to time-based vesting criteria set by our Compensation Committee. We measure the value of the RSUs at fair value on the measurement date, based on the number of units granted and the market value of our common stock on that date. We amortize the fair value, net of estimated forfeitures, as stock-based compensation expense on a straight-line basis over the vesting period. SFAS No. 123(R) requires compensation expense to be recognized with respect to the RSUs if it is probable that the service condition will be achieved. We evaluate the probability of the service condition being met at the end of each reporting period to determine whether to accrue compensation expense. We granted 545,900 RSUs in fiscal 2009 and no RSUs in fiscal 2008. As of February 28, 2009, there were 501,950 shares subject to outstanding RSUs.

DemandTec, Inc.

Notes to Consolidated Financial Statements — (Continued)

A summary of activity under our 1999 and 2007 Equity Incentive Plans follows:

			Average
			Option
	Shares	Shares Subject	Exercise
	Available	to Options	Price
	for Grant	Outstanding	per Share
	(Shares in thousands)

Balance at February 28, 2006	476	4,891	$1.22
Additional shares authorized	1,500	—	—
Options granted	(1,926)	1,926	3.68
Options exercised	—	(386)	1.08
Options canceled/forfeited	255	(255)	1.54
Shares repurchased	12	—	—

Balance at February 28, 2007	317	6,176	$1.98
Additional shares authorized	3,675	—	—
Options granted	(1,788)	1,788	10.48
Performance stock units granted	(1,000)	—	—
Options exercised	—	(194)	2.04
Options cancelled/forfeited	361	(361)	6.68
Performance and restricted stock units cancelled/forfeited	88	—	—
Shares repurchased	12	—	—
Options expired	(185)	—	—

Balance at February 29, 2008	1,480	7,409	$3.80
Additional shares authorized	1,324	—	—
Options granted	(1,819)	1,819	8.94
Performance stock units granted	(160)	—	—
Restricted stock units granted	(546)	—	—
Options exercised	—	(1,188)	1.42
Options cancelled/forfeited	308	(308)	8.14
Performance and restricted stock units cancelled/forfeited	197	—	—
Shares repurchased	4	—	—
Options expired	(184)	—	—

Balance at February 28, 2009	604	7,732	$5.20

DemandTec, Inc.

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes information concerning options outstanding at February 28, 2009:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
	Number of	Average	Average	Number of	Average
	Shares	Remaining	Exercise	Shares	Exercise
	Subject to	Contractual	Price per	Subject to	Price per
Range of Exercise Prices	Options	Term	Share	Options	Share
	(In thousands)	(In years)		(In thousands)

$0.10 - $1.00	1,408	3.64	$0.86	1,408	$0.86
1.30 - 2.50	1,721	6.13	1.67	1,568	1.62
2.70 - 5.40	1,415	7.67	3.79	827	3.73
6.60 - 8.80	1,594	6.89	7.90	285	7.42
9.50 - 11.00	1,394	6.84	10.64	419	10.64
13.60 - 19.67	200	5.51	16.63	68	16.69

	7,732	6.23	$5.20	4,575	$3.18

At February 28, 2009, the aggregate intrinsic value of currently exercisable options was approximately $21.3 million and the weighted average remaining contractual term of those options was approximately 5.8 years. The aggregate intrinsic value was calculated as the difference between the exercise price of the underlying stock option awards and the closing market value of our common stock on February 28, 2009 of $7.36 per share.

The following table summarizes information concerning vested and expected to vest options outstanding (dollars in thousands, except per share amounts):

As of
February 28,
2009

Number of vested and expected-to-vest options outstanding	7,379
Weighted average exercise price per share	$5.04
Aggregate intrinsic value	$24,099
Weighted average remaining contractual term (in years)	6.2

The intrinsic value of options exercised during fiscal 2009, 2008, and 2007 was $8.5 million, $1.9 million, and $705,000, respectively.

2007 Employee Stock Purchase Plan

In May 2007 our Board of Directors adopted, and in July 2007 our stockholders approved, the 2007 Employee Stock Purchase Plan (the “ESPP”). Under the ESPP, eligible employees may purchase shares of common stock at a price per share equal to 85% of the lesser of the fair market values of our common stock as of the beginning and the end of the applicable offering period. The initial offering period commenced on August 8, 2007 and ended on April 15, 2008; each subsequent offering period lasts for six months. We initially reserved 500,000 shares of our common stock for issuance under the ESPP. In addition, on the first day of each fiscal year commencing with fiscal year 2009, the aggregate number of shares reserved for issuance under the ESPP shall automatically increase by a number equal to the lowest of a) 1% of the total number of shares of common stock then outstanding, b) 375,000 shares, or c) a number determined by our Board of Directors. An additional 280,638 shares and 264,827 shares were reserved for issuance under the ESPP on March 1, 2009 and 2008, respectively.

In fiscal 2009, employees purchased 152,816 shares under the ESPP, and the weighted average fair value of the options to purchase those shares was $2.33. The intrinsic value of shares purchased in fiscal 2009 was $195,424, which represents the difference between the market value on the date of purchase and the purchase price of the shares.

DemandTec, Inc.

Notes to Consolidated Financial Statements — (Continued)

Stock-Based Compensation for Non-Employees

Stock-based compensation expense related to stock options granted to non-employees is recognized as the stock options vest. We believe that the fair value of the stock options granted is more reliably measurable than the fair value of the services received. The fair value of the stock options granted is calculated at each reporting date using the Black-Scholes option pricing model as prescribed by SFAS No. 123(R).

The fair values of options granted to non-employees were calculated using the following assumptions for the periods presented:

	Year Ended
	February 28,	February 29,	February 28,
	2009	2008	2007

Weighted average expected term (in years)	7.9	9.6	10.0
Expected stock price volatility	58%	61%	62%
Risk-free interest rate	3.7%	4.1%	4.5-5.1%
Expected dividend yield	0%	0%	0%

We did not grant options to non-employees in fiscal 2009. Stock-based compensation expense related to options granted to non-employees for fiscal 2009, 2008, and 2007 was approximately $40,000, $409,000 and $131,000, respectively.

Stock-Based Compensation Associated with Awards to Employees

On March 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R). We adopted SFAS No. 123(R) using the prospective transition method. Under this transition method, beginning March 1, 2006, compensation expense recognized includes: (a) compensation expense for all stock-based awards granted on or prior to, but not yet vested as of, February 28, 2006, based on the intrinsic-value method in accordance with the provisions of APB No. 25, and (b) compensation expense for all stock-based payments granted or modified subsequent to February 28, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R), as determined using inputs from an independent third-party valuation firm.

Compensation expense for employee stock-based awards granted on or after March 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R) and is recognized over the respective vesting periods of the applicable awards on a straight-line basis. During fiscal 2009, we issued employee stock-based awards in the form of stock options, RSUs, PSUs and shares subject to the ESPP. The weighted average estimated fair value of the employee stock options, RSUs and PSUs granted during fiscal year 2009 was $3.85, $10.40 and $10.37 per share, respectively. During fiscal 2008, we issued employee stock-based awards in the form of stock options, PSUs and shares subject to the ESPP. The weighted average estimated fair value of the employee stock options and PSUs granted during fiscal 2008 was $3.52 and $9.97 per share, respectively. During fiscal 2007, we issued employee stock-based awards only in the form of stock options. The weighted average estimated fair value of the employee stock options granted during fiscal 2007 was $1.25 per share.

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

	Year Ended
	February 28,	February 29,	February 28,
	2009	2008(1)	2007(2)

Stock options:
Weighted average expected term (in years)	4.1	3.7	3-4
Expected stock price volatility	52%	38%	35%-42%
Risk-free interest rate	2.6%	3.8%	4.7%-5.0%
Expected dividend yield	0%	0%	0%
Weighted average per share fair value of stock options granted during the period	$3.85	$3.52	$1.25
Restricted stock units:
Weighted average per share fair value of restricted stock units granted during the period	$10.40
Performance stock units:
Weighted average per share fair value of performance stock units granted during the period	$10.37	$9.97
Employee Stock Purchase Plan:
Weighted average expected term (in months)	6	8
Expected stock price volatility	57%	32%
Risk-free interest rate	1.5%	4.2%
Expected dividend yield	0%	0%

(1)	No RSUs were issued in fiscal 2008.

(2)	No PSUs, RSUs, or ESPP shares were issued in fiscal 2007.

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

Forfeitures.  SFAS No. 123(R) also requires us to estimate forfeitures at the time of grant, and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting forfeitures and record stock-based compensation expense only for those awards that are expected to vest. We believe that we have been able to develop reasonable expectations about future forfeiture patterns. All

DemandTec, Inc.

Notes to Consolidated Financial Statements — (Continued)

stock-based payment awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period.

As of February 28, 2009, approximately $10.2 million of gross unrecognized compensation expense, excluding estimated forfeitures, related to unvested stock options granted after March 1, 2006 was expected to be recognized over a weighted average period of approximately 2.6 years.

As of February 28, 2009, approximately $1.7 million of gross unrecognized compensation expense, excluding estimated forfeitures, related to PSUs was expected to be recognized over a weighted average period of approximately 0.6 years.

As of February 28, 2009, approximately $3.1 million of gross unrecognized compensation expense, excluding estimated forfeitures, related to RSUs was expected to be recognized over a weighted average period of approximately 1.1 years.

As of February 28, 2009, approximately $57,000 of unrecognized compensation expense related to the third ESPP offering period that began on October 15, 2008 was expected to be recognized through the end of that purchase period ending April 15, 2009.

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

As of
February 28,
2009

Equity plans:
Outstanding stock options, PSUs and RSUs	8,910
Reserved for future grants	1,215

Total	10,125

8.	Income Taxes

The provision (benefit) for income taxes consisted of the following (in thousands):

	Year Ended
	February 28,	February 29,	February 28
	2009	2008	2007

Current:
Federal	$(154)	$176	$22
State	53	118	13
Foreign	53	161	17

Total current	(47)	455	52

Total provision (benefit) for income taxes	$(47)	$455	$52

Foreign pre-tax income for fiscal 2009, 2008, and 2007 was $178,000, $148,000, and $44,000, respectively. The provision (benefit) for income taxes relates primarily to federal minimum income tax, state income tax and

DemandTec, Inc.

Notes to Consolidated Financial Statements — (Continued)

foreign income tax. Included in the federal tax provision for fiscal 2009 is a benefit of approximately $83,000, which resulted from the enactment of the Housing Assistance Act of 2008 and the American Recovery and Reinvestment Act of 2009. Under these acts, corporations otherwise eligible for bonus first-year deprecation may instead elect to claim refundable credits for research tax credits generated prior to 2006.

Our effective tax rate differs from the amount computed by applying the statutory federal income tax rate to net loss before income tax and cumulative effect of change in accounting principle as follows:

	Year Ended
	February 28,	February 29,	February 28,
	2009	2008	2007

Federal income tax benefit at statutory rate	(34.0)%	(34.0)%	(34.0)%
Net operating losses not benefitted	25.4	17.9	16.5
Federal minimum tax	—	4.3	1.5
State tax	1.1	2.9	0.9
Non-deductible warrant expenses	—	1.5	7.1
Non-deductible stock compensation expense	6.0	11.7	4.5
Non-deductible meals and entertainment expense	1.6	2.8	6.1
Foreign income tax	1.1	4.1	0.9
Other	(2.2)	—	—

	(1.0)%	11.2%	3.5%

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows (in thousands):

	As of	As of
	February 28,	February 29,
	2009	2008

Current deferred tax assets:
Differences in timing of revenue recognition	$4,301	$4,461
Net operating loss carryforwards	—	4,000
Stock compensation	656	322
Accruals and allowances	2,133	714
Valuation allowance	(6,435)	(9,017)

Total current deferred tax assets	655	480
Non-current deferred tax assets:
Net operating loss carryforwards	$17,401	$15,328
Research and development credits	4,576	3,259
Stock compensation	2,627	1,290
Depreciating and amortizing assets	403	—
Valuation allowance	(22,692)	(18,872)

Total non-current deferred tax assets	2,315	1,005
Non-current deferred tax liabilities:
Acquired intangible assets	(2,970)	(1,485)

Net deferred tax assets (liabilities)	$—	$—

DemandTec, Inc.

Notes to Consolidated Financial Statements — (Continued)

Realization of the deferred tax assets is dependent upon future earnings, if any, the amount and timing of which are uncertain. Accordingly, substantially all of our net deferred tax assets have been offset by a valuation allowance. The valuation allowance increased (decreased) by approximately $1.3 million, $(373,000), and $2.5 million during fiscal 2009, 2008, and 2007, respectively. Approximately $2.1 million of the valuation allowance relates to acquisition-related items that when realized will be credited to goodwill.

Pursuant to SFAS No. 123(R), we have unrecorded excess stock option tax benefits of approximately $3.3 million as of February 28, 2009 relating to fiscal years 2009 and 2008 in the amounts of $3.1 million and $254,000, respectively. These amounts will be credited to additional paid-in capital when such amounts reduce taxes payable.

As of February 28, 2009, we had cumulative federal net operating loss carryforwards of approximately $56.4 million. We also had federal research and development tax credit carryforwards of approximately $4.4 million. The net operating loss and tax credit carryforwards will expire at various dates beginning in 2021. The net operating loss carryforwards include $8.4 million for stock option deductions which will be credited to equity when realized.

As of February 28, 2009, we had cumulative state net operating loss carryforwards of approximately $34.9 million. The net operating loss carryforwards will expire at various dates beginning in 2011 if not utilized. We also had state research and development tax credit carryforwards of approximately $3.9 million that will carry forward indefinitely if not utilized. The net operating loss carryforwards include $5.2 million for stock option deductions which will be credited to equity when realized.

Utilization of the net operating loss carryforwards and research and development tax credit carryforwards may be subject to annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

Uncertain Tax Positions

A reconciliation of the beginning and ending amount of unrecognized income tax benefits during the year is as follows (in thousands):

	Year Ended
	February 28,	February 29,
	2009	2008

Balance as of beginning of fiscal year	$3,033	$2,664
Additions for tax positions in the current fiscal year	814	668
Reductions for tax positions in prior fiscal years	(240)	(299)

Balance as of end of fiscal year	$3,606	$3,033

None of the unrecognized tax benefits would impact our effective tax rate, if recognized because approximately $432,000 would reduce goodwill and the remainder of the benefit would be offset by an increase in the valuation allowance.

Upon adoption of FIN 48, our policy to include interest and penalties related to unrecognized tax benefits within our provision (benefit) for income taxes did not change. As of the March 1, 2007 adoption date of FIN 48 and as of February 28, 2009, we had insignificant amounts accrued for the payment of interest or penalties related to unrecognized tax benefits. It is possible that the amount of unrecognized tax benefits will change in the next twelve months; however, an estimate of the range of the possible change cannot be made at this time.

We file U.S and state income tax returns with varying statutes of limitations. The tax years from 2000 and thereafter remain open to examination due to the carryover of unused federal and state net operating losses or tax

DemandTec, Inc.

Notes to Consolidated Financial Statements — (Continued)

credits. We also file various foreign income tax returns with varying statutes of limitation, and the tax years from 2006 and thereafter remain open to examination.

9.	Derivative Financial Instruments

We maintain a foreign currency risk management strategy, which includes the use of derivative financial instruments, that is designed to protect our economic value from the possible adverse effects of currency fluctuations. We do not enter into derivative financial instruments for speculative or trading purposes.

In July 2008, we entered into two foreign currency forward contracts to reduce our exposure in Euro denominated accounts receivable. We designated these forward contracts as cash flow hedges of foreign currency denominated firm commitments. Our objective in purchasing these forward contracts was to negate the impact of currency exchange rate movements on our operating results. One of our forward contracts matures in May 2009 and the other matures in May 2010. As of February 28, 2009, the fair value of our forward contracts was approximately $642,000 and was included in other current assets and other assets, net on our consolidated balance sheet.

To receive hedge accounting treatment under SFAS No. 133, our hedging relationships are formally documented at the inception of the hedge, and the hedges must be highly effective in offsetting changes to future cash flows on hedged transactions both at the inception of the hedge and on an ongoing basis. We record effective spot-to-spot changes in these cash flow hedges in accumulated other comprehensive income (loss) until the hedged transaction takes place. We evaluate hedge effectiveness prospectively and retrospectively and record any ineffective portion of the hedging instruments to other income (expense), net in the consolidated statements of operations. Implicit interest of approximately $85,000 was excluded from effectiveness testing, in accordance with SFAS No. 133, and is being recorded using the straight line method over the terms of the forward contracts to interest expense and accumulated other comprehensive income (loss). Implicit interest recorded for the fiscal year ended February 28, 2009 totaled approximately $40,000. We had no forward contracts or other derivatives in the prior year.

10.	Fair Value Measurements

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

In accordance with SFAS No. 157, we measure our foreign currency forward contracts at fair value. Our foreign currency forward contracts are classified within Level 2 as the valuation inputs are based on quoted prices of similar instruments in active markets and do not involve management judgment.

DemandTec, Inc.

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes the amounts measured at fair value as of February 28, 2009 (in thousands):

		Significant Other
		Observable Inputs
Description	Total	(Level 2)

Assets:
Foreign currency forward contracts(1)	$642	$642

(1)	Approximately $335 was included in other current assets and approximately $307 was included in other assets, net on our consolidated balance sheet.

11.	Comprehensive Loss

The following table summarizes the changes in the components of comprehensive loss, net of taxes (in thousands):

	Year Ended
	February 28,	February 29,	February 28,
	2009	2008	2007

Net loss	$(4,953)	$(4,487)	$(1,548)
Change in net unrealized gain on cash flow hedges and implicit interest	682	—	—

Comprehensive loss	$(4,271)	$(4,487)	$(1,548)

The following table summarizes the components of accumulated other comprehensive income, net of taxes (in thousands):

	Year Ended
	February 28,	February 29,
	2009	2008

Net unrealized gain on cash flow hedges and implicit interest	$682	$—

Accumulated other comprehensive income	$682	$—

12.	Employee Savings and Retirement Plan

We have a 401(k) plan that allows eligible employees to contribute up to 15% of their total compensation, subject to annual limits. Under the plan, eligible employees may defer a portion of their pretax salaries, but not more than statutory limits. In fiscal 2009, we made approximately $365,000 of discretionary matching contributions to the plan. No discretionary matching contributions were made prior to fiscal 2009.

DemandTec, Inc.

Notes to Consolidated Financial Statements — (Continued)

13.	Selected Quarterly Financial Data (Unaudited)

The following table sets forth our selected unaudited quarterly consolidated statements of operations data for the eight most recent quarters:

	For the Three Months Ended
	May 31,	Aug. 31,	Nov. 30,	Feb. 29,	May 31,	Aug. 31,	Nov. 30,	Feb. 28,
	2007	2007	2007	2008	2008	2008	2008	2009(1)
	(In thousands, except per share data)

Revenue	$13,248	$14,673	$15,945	$17,404	$18,054	$18,632	$18,989	$19,330
Gross profit	8,925	9,658	10,385	11,858	12,399	12,786	13,155	13,334
Loss from operations	(1,110)	(644)	(1,955)	(1,852)	(1,539)	(1,891)	(1,336)	(1,819)
Net loss attributable to common stockholders	(1,243)	(1,110)	(967)	(1,167)	(1,034)	(1,568)	(808)	(1,543)
Net loss per common share, basic and diluted	$(0.19)	$(0.10)	$(0.04)	$(0.04)	$(0.04)	$(0.06)	$(0.03)	$(0.06)

(1)	We acquired Connect3 in February 2009. See Note 2.

14.	Subsequent Events

Connect3 Acquisition Merger Consideration Payment

In March 2009, we paid approximately $11.3 million of the $13.3 million cash purchase consideration in connection with our February 2009 acquisition of Connect3. The remaining $2.0 million, less any amounts used to satisfy any claims for indemnification that we may make for certain breaches of representations, warranties and covenants, will be distributed within sixteen months of the consummation of the acquisition. In addition, in March 2009, we paid off $1.3 million in short-term notes payable held by a former Connect3 officer and principal shareholder.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2009, the end of the period covered by this Annual Report on Form 10-K. This evaluation (the “controls evaluation”) was done under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Disclosure controls and procedures means controls and other procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed such that information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based on the controls evaluation, our CEO and CFO have concluded that as of February 28, 2009, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC and to ensure that material information relating to the Company and our consolidated subsidiaries is made known to management, including our CEO and CFO, particularly during the period when our periodic reports are being prepared.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of February 28, 2009, based on the guidelines established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our internal control over financial reporting includes policies and procedures designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Based on the results of our evaluation, our management has concluded that, as of February 28, 2009, our internal control over financial reporting was effective. We have reviewed the results of our evaluation with our Audit Committee.

The effectiveness of our internal control over financial reporting as of February 28, 2009 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report which is included in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the three months ended February 28, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Internal control over financial reporting means a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Inherent Limitations on Effectiveness of Controls

Our management, including our CEO and CFO, believe that our disclosure controls and procedures and our internal control over financial reporting are effective at the reasonable assurance level. However, our management, including our CEO and CFO, do not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item with respect to directors and executive officers is incorporated by reference to our Proxy Statement for our 2009 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days after the end of the fiscal year ended February 28, 2009 (the “2009 Proxy Statement”).

We have adopted a code of business conduct applicable to our directors, officers (including our principal executive officer and principal financial officer) and employees. The Code of Business Conduct is available on our website at www.demandtec.com under the Investor Relations section.

Item 11.	Executive Compensation

The information required by this item will be set forth in the 2009 Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be set forth in the 2009 Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be set forth in the 2009 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information required by this item will be set forth in the 2009 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

The following documents are filed as a part of this Report:

(a) Financial Statements:  See Index to Consolidated Financial Statements in Part II, Item 8.

(b) Financial Statement Schedules:

DemandTec, Inc.

Schedule II: Valuation and Qualifying Accounts
Allowance for Doubtful Accounts

	Balance at	Additions Charged
	Beginning	to Costs and	Write-off, Net of	Balance at
Description	of Year	Expenses	Recoveries	End of Year

Fiscal 2009	$160,000		$40,199	$119,801
Fiscal 2008	$62,000	$98,000	$—	$160,000
Fiscal 2007	$31,000	$62,000	$(31,000)	$62,000

The Financial Statement Schedules not listed have been omitted because they are not applicable or are not required or the information required to be set forth herein is included in the Consolidated Financial Statements or Notes thereto.

(c) Exhibits:  The following exhibits are incorporated by reference herein or filed herewith:

EXHIBITS

		Incorporated by Reference
				Date of
Exhibit				First	Exhibit	Filed
Number	Exhibit Description	Form	File No.	Filing	Number	Herewith

3.1	Restated Certificate of Incorporation	S-1/A	333-143248	07/20/07	3.2
3.2	Amended and Restated Bylaws of DemandTec, Inc.	S-1/A	333-143248	07/20/07	3.4
10.1	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers and certain key employees*	S-1/A	333-143248	07/20/07	10.1
10.2	DemandTec, Inc. 1999 Equity Incentive Plan, as amended, and forms of agreements thereunder*	S-1	333-143248	07/20/07	10.2
10.3	DemandTec, Inc. 2007 Equity Incentive Plan*	S-1	333-143248	07/20/07	10.3
10.4	DemandTec, Inc. 2007 Employee Stock Purchase Plan*	S-1	333-143248	05/24/07	10.4
10.5	Sublease by and between the Registrant and Liberate Technologies, dated December 7, 2001, as amended	S-1	333-143248	05/24/07	10.5
10.6	Offer Letter with Daniel R. Fishback, dated June 1, 2001, as amended*	S-1	333-143248	05/24/07	10.6
10.7	Amendment, dated December 10, 2008, to Offer Letter with Daniel R. Fishback*					X
10.8	Offer Letter with Mark A. Culhane, dated July 20, 2001, as amended*	S-1	333-143248	05/24/07	10.7
10.9	Amendment, dated December 10, 2008, to Offer Letter with Mark A. Culhane*					X

		Incorporated by Reference
				Date of
Exhibit				First	Exhibit	Filed
Number	Exhibit Description	Form	File No.	Filing	Number	Herewith

10.10	Offer Letter with Ronald E. F. Codd, dated March 1, 2007*	S-1	333-143248	05/24/07	10.11
10.11	Offer Letter with Linda Fayne Levinson, dated April 27, 2005, as amended*	S-1	333-143248	05/24/07	10.12
10.12	Offer Letter with Victor L. Lund, dated March 22, 2005, as amended*	S-1	333-143248	05/24/07	10.13
10.13	Offer Letter with Joshua W. R. Pickus, dated March 1, 2007*	S-1	333-143248	05/24/07	10.14
10.14	Offer Letter with Charles J. Robel, dated September 12, 2006, as amended*	S-1	333-143248	05/24/07	10.15
10.15	Offer Letter with William R. Phelps, dated May 29, 2007*	S-1/A	333-143248	07/03/07	10.23
10.16	Amendment, dated December 10, 2008, to Offer Letter with William R. Phelps*					X
10.17	Separation Agreement dated as of June 9, 2008, by and between the Registrant and John C. Crouch*	10-Q		07/03/08	10.1
10.18	Master Service Agreement, dated August 19, 2005, by and between the Registrant, Equinix Operating Co., Equinix Inc. and Equinix Pacific, Inc.	S-1	333-143248	05/24/07	10.16
10.19	Amended and Restated Outsourcing Services Agreement, dated May 1, 2006, by and between the Registrant and Sonata Services Limited	S-1	333-143248	05/24/07	10.17
10.20	Loan and Security Agreement, dated April 9, 2008, by and between the Registrant and Silicon Valley Bank	8-K		04/14/08	10.1
10.21	DemandTec, Inc. Management Cash Incentive Plan*	S-1/A	333-143248	07/03/07	10.21
10.22	DemandTec, Inc. Non-Employee Director Compensation Policy, effective as of September 2, 2008*	10-Q		10/03/08	10.1
10.23	Offer Letter with Ronald R. Baker, dated November 9, 2007*	10-K		04/25/08	10.21
10.24	Form of Stock Option Agreement under the Registrant’s 2007 Equity Incentive Plan*	10-K		04/25/08	10.23
10.25	Form of Stock Option Agreement for Non-Employee Directors under the Registrant’s 2007 Equity Incentive Plan*	10-K		04/25/08	10.24
10.26	Form of Fiscal Year 2008/2009 PSU Agreement under the Registrant’s 2007 Equity Incentive Plan*	10-K		04/25/08	10.25
10.27	Form of Fiscal Year 2009 PSU Agreement under the Registrant’s 2007 Equity Incentive Plan*	10-K		04/25/08	10.26
10.28	Form of Restricted Stock Unit Agreement under the Registrant’s 2007 Equity Incentive Plan*	10-K		04/25/08	10.27
10.29	Notice to Attorn To Landlord Circle Star LLC, dated February 19, 2008	10-K		04/25/08	10.28
21.1	List of Subsidiaries					X

Incorporated by Reference
Date of
Exhibit				First	Exhibit	Filed
Number	Exhibit Description	Form	File No.	Filing	Number	Herewith

23.1	Consent of Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (contained in the signature page to this Annual Report on Form 10-K)					X
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**					X

*	Represents a management agreement or compensatory plan.

**	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that DemandTec, Inc. specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEMANDTEC, INC.

By:	/s/ Daniel R. Fishback
Daniel R. Fishback,
President and Chief Executive Officer

Dated: April 23, 2009

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

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Daniel R. Fishback Daniel R. Fishback	President, Chief Executive Officer and Director (Principal Executive Officer)	April 23, 2009

/s/ Mark A. Culhane Mark A. Culhane	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	April 23, 2009

/s/ Ronald R. Baker Ronald R. Baker	Director	April 23, 2009

/s/ Ronald E.F. Codd Ronald E.F. Codd	Director	April 23, 2009

/s/ Linda Fayne Levinson Linda Fayne Levinson	Director	April 23, 2009

/s/ Victor L. Lund Victor L. Lund	Chairman of the Board of Directors	April 23, 2009

/s/ Joshua W.R. Pickus Joshua W.R. Pickus	Director	April 23, 2009

/s/ Charles J. Robel Charles J. Robel	Director	April 23, 2009

EXHIBIT INDEX

		Incorporated by Reference
				Date of
Exhibit				First	Exhibit	Filed
Number	Exhibit Description	Form	File No.	Filing	Number	Herewith

3.1	Restated Certificate of Incorporation	S-1/A	333-143248	07/20/07	3.2
3.2	Amended and Restated Bylaws of DemandTec, Inc.	S-1/A	333-143248	07/20/07	3.4
10.1	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers and certain key employees*	S-1/A	333-143248	07/20/07	10.1
10.2	DemandTec, Inc. 1999 Equity Incentive Plan, as amended, and forms of agreements thereunder*	S-1	333-143248	07/20/07	10.2
10.3	DemandTec, Inc. 2007 Equity Incentive Plan*	S-1	333-143248	07/20/07	10.3
10.4	DemandTec, Inc. 2007 Employee Stock Purchase Plan*	S-1	333-143248	05/24/07	10.4
10.5	Sublease by and between the Registrant and Liberate Technologies, dated December 7, 2001, as amended	S-1	333-143248	05/24/07	10.5
10.6	Offer Letter with Daniel R. Fishback, dated June 1, 2001, as amended*	S-1	333-143248	05/24/07	10.6
10.7	Amendment, dated December 10, 2008, to Offer Letter with Daniel R. Fishback*					X
10.8	Offer Letter with Mark A. Culhane, dated July 20, 2001, as amended*	S-1	333-143248	05/24/07	10.7
10.9	Amendment, dated December 10, 2008, to Offer Letter with Mark A. Culhane*					X
10.10	Offer Letter with Ronald E. F. Codd, dated March 1, 2007*	S-1	333-143248	05/24/07	10.11
10.11	Offer Letter with Linda Fayne Levinson, dated April 27, 2005, as amended*	S-1	333-143248	05/24/07	10.12
10.12	Offer Letter with Victor L. Lund, dated March 22, 2005, as amended*	S-1	333-143248	05/24/07	10.13
10.13	Offer Letter with Joshua W. R. Pickus, dated March 1, 2007*	S-1	333-143248	05/24/07	10.14
10.14	Offer Letter with Charles J. Robel, dated September 12, 2006, as amended*	S-1	333-143248	05/24/07	10.15
10.15	Offer Letter with William R. Phelps, dated May 29, 2007*	S-1/A	333-143248	07/03/07	10.23
10.16	Amendment, dated December 10, 2008, to Offer Letter with William R. Phelps*					X
10.17	Separation Agreement dated as of June 9, 2008, by and between the Registrant and John C. Crouch*	10-Q		07/03/08	10.1
10.18	Master Service Agreement, dated August 19, 2005, by and between the Registrant, Equinix Operating Co., Equinix Inc. and Equinix Pacific, Inc.	S-1	333-143248	05/24/07	10.16
10.19	Amended and Restated Outsourcing Services Agreement, dated May 1, 2006, by and between the Registrant and Sonata Services Limited	S-1	333-143248	05/24/07	10.17

		Incorporated by Reference
				Date of
Exhibit				First	Exhibit	Filed
Number	Exhibit Description	Form	File No.	Filing	Number	Herewith

10.20	Loan and Security Agreement, dated April 9, 2008, by and between the Registrant and Silicon Valley Bank	8-K		04/14/08	10.1
10.21	DemandTec, Inc. Management Cash Incentive Plan*	S-1/A	333-143248	07/03/07	10.21
10.22	DemandTec, Inc. Non-Employee Director Compensation Policy, effective as of September 2, 2008*	10-Q		10/03/08	10.1
10.23	Offer Letter with Ronald R. Baker, dated November 9, 2007*	10-K		04/25/08	10.21
10.24	Form of Stock Option Agreement under the Registrant’s 2007 Equity Incentive Plan*	10-K		04/25/08	10.23
10.25	Form of Stock Option Agreement for Non-Employee Directors under the Registrant’s 2007 Equity Incentive Plan*	10-K		04/25/08	10.24
10.26	Form of Fiscal Year 2008/2009 PSU Agreement under the Registrant’s 2007 Equity Incentive Plan*	10-K		04/25/08	10.25
10.27	Form of Fiscal Year 2009 PSU Agreement under the Registrant’s 2007 Equity Incentive Plan*	10-K		04/25/08	10.26
10.28	Form of Restricted Stock Unit Agreement under the Registrant’s 2007 Equity Incentive Plan*	10-K		04/25/08	10.27
10.29	Notice to Attorn To Landlord Circle Star LLC, dated February 19, 2008	10-K		04/25/08	10.28
21.1	List of Subsidiaries					X
23.1	Consent of Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (contained in the signature page to this Annual Report on Form 10-K)					X
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**					X

*	Represents a management agreement or compensatory plan.

**	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that DemandTec, Inc. specifically incorporates it by reference.