Form 10-Q
period 2009-05-31
DemandTec, Inc.
filed 2009-07-02
CIK 1400400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s common stock, par value $0.001, outstanding as of June 30, 2009 was: 28,326,587.

DEMANDTEC, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
DemandTec, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except per share data)

	As of	As of
	May 31,	February 28,
	2009	2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$28,458	$33,572
Marketable securities	39,962	46,426
Accounts receivable, net of allowances of $120 as of May 31, 2009 and February 28, 2009	4,196	11,000
Other current assets	4,012	4,230

Total current assets	76,628	95,228
Marketable securities, non-current	6,840	7,886
Property, equipment and leasehold improvements, net	4,904	5,429
Intangible assets, net	7,262	8,405
Goodwill	16,662	16,492
Other assets, net	445	715

Total assets	$112,741	$134,155

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$12,236	$12,962
Deferred revenue	40,018	46,415
Notes payable, current	432	1,720
Merger consideration payable	1,000	12,343

Total current liabilities	53,686	73,440

Deferred revenue, non-current	1,444	2,400
Other long-term liabilities	1,661	1,666

Commitments and contingencies (see Note 5)
Stockholders’ equity:
Common stock, $0.001 par value — 175,000 shares authorized; 28,280 and 28,059 shares issued and outstanding, respectively, excluding 2 and 4 shares subject to repurchase, respectively, as of May 31, 2009 and February 28, 2009	28	28
Additional paid-in capital	136,587	133,320
Accumulated other comprehensive income	438	682
Accumulated deficit	(81,103)	(77,381)

Total stockholders’ equity	55,950	56,649

Total liabilities and stockholders’ equity	$112,741	$134,155

See Notes to Condensed Consolidated Financial Statements.

DemandTec, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	May 31,
	2009	2008
Revenue	$19,545	$18,054
Cost of revenue(1)(2)	6,704	5,655

Gross profit	12,841	12,399

Operating expenses:
Research and development(2)	8,156	6,503
Sales and marketing(2)	5,431	5,172
General and administrative(2)	2,374	2,174
Restructuring charges	278	—
Amortization of purchased intangible assets	589	89

Total operating expenses	16,828	13,938

Loss from operations	(3,987)	(1,539)
Interest income	229	534
Interest expense	(31)	(3)
Other income, net	86	54

Loss before provision for income taxes	(3,703)	(954)
Provision for income taxes	19	80

Net loss	$(3,722)	$(1,034)

Net loss per common share, basic and diluted	$(0.13)	$(0.04)

Shares used in computing net loss per common share, basic and diluted	28,157	26,609

(1) Includes amortization of purchased intangible assets	$466	$152

(2) Includes stock-based compensation expense as follows:

Cost of revenue	$418	$389
Research and development	856	592
Sales and marketing	619	440
General and administrative	525	368

Total stock-based compensation expense	$2,418	$1,789

See Notes to Condensed Consolidated Financial Statements.

DemandTec, Inc
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	May 31,
	2009	2008
Operating activities:
Net loss	$(3,722)	$(1,034)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	768	672
Stock-based compensation expense	2,418	1,789
Amortization of purchased intangible assets	1,055	241
Provision for accounts receivable	—	(30)
Other	(13)	(9)
Changes in operating assets and liabilities:
Accounts receivable	6,740	5,946
Other current assets	(48)	(67)
Other assets	270	325
Accounts payable and accrued expenses	1,269	1,125
Accrued compensation	(1,998)	(579)
Deferred revenue	(7,353)	(3,982)

Net cash provided by (used in) operating activities	(614)	4,397

Investing activities:
Purchases of property, equipment and leasehold improvements	(242)	(1,083)
Purchases of marketable securities	(18,989)	(19,014)
Maturities of marketable securities	26,500	17,320
Acquisition of Connect3	(11,343)	—
Change in restricted cash	—	200

Net cash used in investing activities	(4,074)	(2,577)

Financing activities:
Proceeds from issuance of common stock, net of repurchases	845	1,039
Payments on notes payable	(1,288)	(8)

Net cash provided by (used in) financing activities	(443)	1,031

Effect of exchange rate changes on cash and cash equivalents	17	10

Net increase (decrease) in cash and cash equivalents	(5,114)	2,861
Cash and cash equivalents at beginning of period	33,572	43,257

Cash and cash equivalents at end of period	$28,458	$46,118

See Notes to Condensed Consolidated Financial Statements.

DemandTec, Inc.
Notes to Condensed Consolidated Financial Statements
1. Business Summary and Significant Accounting Policies
     Description of Business
     DemandTec, Inc. (the “Company” or “We”) was incorporated in Delaware on November 1, 1999. We are a leading provider of on-demand optimization solutions to retailers and consumer products, or CP, companies. Our software services enable retailers and CP companies to define category, brand, and customer strategies based on a scientific understanding of consumer behavior and make actionable pricing, promotion, assortment, space, and other merchandising and marketing recommendations to achieve their revenue, profitability and sales volume objectives. We deliver our applications by means of a software-as-a-service, or SaaS, model, which allows us to capture and analyze the most recent retailer and market-level data and enhance our software services rapidly to address our customers’ ever-changing merchandising, sales, and marketing needs. We are headquartered in San Carlos, California, with additional sales presence in North America, Europe, and South America.
     Basis of Presentation
     Our condensed consolidated financial statements include our accounts and those of our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Our fiscal year ends on the last day in February. References to fiscal 2009, for example, refer to our fiscal year ended February 28, 2009. The accompanying condensed consolidated balance sheet as of May 31, 2009, the condensed consolidated statements of operations for the three months ended May 31, 2009 and 2008, and the condensed consolidated statements of cash flows for the three months ended May 31, 2009 and 2008 are unaudited. The condensed consolidated balance sheet data as of February 28, 2009 was derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended February 28, 2009 (the “Form 10-K”) filed with the Securities and Exchange Commission, or SEC, on April 23, 2009. The accompanying statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Form 10-K, as well as subsequent filings with the SEC.
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of our management, include all adjustments necessary, all of which are of a normal recurring nature, for the fair presentation of our statement of financial position and our results of operations for the periods included in this quarterly report. The results for the three months ended May 31, 2009 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending February 28, 2010.
     Reclassifications
     Certain amounts previously reported in the consolidated balance sheet as of February 28, 2009 and the consolidated statement of cash flows for the three months ended May 31, 2008 have been reclassified to conform to the current year classification.
     Use of Estimates
     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the condensed consolidated financial statements, as well as the reported amounts of revenue and expenses during the periods presented. Significant estimates and assumptions made by management include the determination of the fair value of share-based payments, the fair value of purchased intangible assets, the recoverability of long-lived assets and the provision for income taxes. We believe that the estimates and judgments upon which we rely are reasonable, based upon information available to us at the time that these estimates and judgments are made. To the extent there are material differences between these estimates and actual results, our consolidated financial statements will be affected.
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
     As of May 31, 2009 and February 28, 2009, long-lived assets located outside the United States were not significant. As of May 31, 2009 and February 28, 2009, one customer accounted for 12% and 15%, respectively, of our accounts receivable balance.
     In the three months ended May 31, 2009, one customer accounted for 13% of total revenue. In the three months ended May 31, 2008, two customers accounted for 13% and 10%, respectively, of total revenue. Revenue by geographic region, based on the billing address of the customer, was as follows (in thousands):

	Three Months Ended May 31,
	2009	2008
United States	$16,859	$15,426
International	2,686	2,628

Total revenue	$19,545	$18,054

     The equipment hosting our software is in two third-party data center facilities located in California. We do not control the operation of these facilities, and our operations are vulnerable to damage or interruption in the event either of these third-party data center facilities fails.

     Impairment of Long-Lived Assets
     We evaluate the recoverability of our long-lived assets, including purchased intangible assets and property and equipment, in accordance with Statement of Financial Accounting Standards, or SFAS, No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Long-lived assets are reviewed for possible impairment whenever events or circumstances indicate that the carrying amount of these assets may not be recoverable. We measure recoverability of each asset by comparison of its carrying amount to the future undiscounted cash flows we expect the asset to generate. If we consider the asset to be impaired, we measure the amount of any impairment as the difference between the carrying amount and the fair value of the impaired asset. We observed no impairment indicators through May 31, 2009.
     Stock-Based Compensation
     We account for employee and director stock-based compensation pursuant to the provisions of SFAS No. 123 (Revised 2004), Share-Based Payment, or SFAS No. 123(R), which requires that all share-based payments be recognized as an expense in the statement of operations based on their fair values over the vesting period. Grants of stock options to employees and to new members of our board of directors generally vest over four years and annual stock option grants to members of our board of directors vest over one year. Performance-based stock units, or PSUs, vest pursuant to certain performance and time-based vesting criteria set by our Compensation Committee. We evaluate the probability of meeting the performance criteria at the end of each reporting period to determine how much compensation expense to record. Because the actual number of shares to be issued is not known until the end of the performance period, the actual compensation expense related to these awards could differ from our estimates. Restricted stock units, or RSUs, vest solely pursuant to time-based vesting criteria set by our Compensation Committee. We measure the value of PSUs and RSUs at fair value on the measurement date, based on the number of units granted and the market value of our common stock on that date.
     Net Loss per Common Share
     We compute net loss per share in accordance with SFAS No. 128, Earnings per Share, or SFAS No. 128. Under the provisions of SFAS No. 128, basic net loss per share is computed using the weighted average number of common shares outstanding during the period except that it does not include unvested common shares subject to repurchase. Diluted net loss per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options or upon the settlement of PSUs and RSUs, shares subject to issuance under our 2007 Employee Stock Purchase Program, or ESPP, and unvested common shares subject to repurchase or cancellation. The dilutive effect of outstanding stock options, PSUs and RSUs, and shares subject to issuance under the ESPP is reflected in diluted loss per share by application of the treasury stock method and on an if-converted basis from the date of issuance.
     Because the Company has been in a loss position in all periods shown, shares used in computing basic and diluted net loss per common share were the same for the three months ended May 31, 2009 and 2008, as the impact of all potentially dilutive securities outstanding was anti-dilutive.
     The following table presents the calculation of historical basic and diluted net loss per common share (in thousands, except per share data):

	Three Months Ended May 31,
	2009	2008
Net loss	$(3,722)	$(1,034)

Weighted average number of common shares outstanding	28,160	26,635
Weighted average number of common shares subject to repurchase	(3)	(26)

Shares used in computing net loss per common share, basic and diluted	28,157	26,609

Net loss per common share, basic and diluted	$(0.13)	$(0.04)

     The following weighted average outstanding shares subject to options to purchase common stock, PSUs and RSUs, shares subject to issuance under the ESPP, and common stock subject to repurchase were excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an anti-dilutive effect (in thousands):

	Three Months Ended May 31,
	2009	2008
Shares subject to options to purchase common stock, PSUs and RSUs, and shares subject to issuance under the ESPP	4,019	4,684
Common stock subject to repurchase	3	26

Total	4,022	4,710

     Recent Accounting Pronouncements
     In May 2009, the Financial Accounting Standards Board, or FASB, issued SFAS No. 165, Subsequent Events, or SFAS No. 165. SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. SFAS No. 165 requires an entity to recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet. For unrecognized subsequent events that must be disclosed to keep the financial statements from being misleading, an entity will be required to disclose the nature of the event as well as an estimate of its financial effect, or a statement that such an estimate cannot be made. In addition, SFAS No. 165 requires an entity to disclose the date through which subsequent events have been evaluated. SFAS No. 165 is effective for the interim or annual financial periods ending after June 15, 2009, and is required to be applied prospectively. This guidance does not impact our current condensed consolidated financial statements. We are assessing the potential impact, if any, that its adoption will have on our consolidated results of operations and financial condition going forward.
     In April 2009, the FASB issued three FASB Staff Positions, or FSPs, that are intended to provide additional application guidance and enhance disclosures about fair value measurements and impairments of securities. FSP No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, or FSP 157-4, clarifies the objective and method of fair value measurement even when there has been a significant decrease in market activity for the asset being measured. FSP No. 115-2 and FSP No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, or FSP 115-2 and FSP 124-2, establish a new model for measuring other-than-temporary impairments for debt securities, including criteria for when to recognize a write-down through earnings versus other comprehensive income. FSP No. 107-1 and APB 28-1, Interim Disclosures About Fair Value of Financial Instruments, expand the fair value disclosures required for all financial instruments within the scope of Statement of Financial Accounting Standards, or SFAS, No. 107, Disclosures about Fair Value of Financial Instruments, or FSP 107-1 and APB 28-1, to interim periods. All of these FSPs are effective for interim and annual periods ending after June 15, 2009. The guidance does not impact our current condensed consolidated financial statements since it will be applied prospectively on adoption. We are assessing the potential impact, if any, that its adoption will have on our consolidated results of operations and financial condition going forward. FSP 107-1 and APB 28-1 may result in increased disclosures in our condensed consolidated financial statement for the fiscal quarter ending August 31, 2009.
     In November 2008, the FASB ratified EITF 08-7, Accounting for Defensive Intangible Assets, or EITF 08-7. EITF 08-7 applies to purchased intangible defensive assets that the acquirer does not intend to actively use, but intends to hold to prevent its competitors from obtaining access to the asset. EITF 08-7 clarifies that defensive intangible assets are separately identifiable and should be accounted for as a separate unit of accounting in accordance with SFAS No. 141(R) and SFAS No. 157, Fair Value Measurements. EITF 08-7 is effective for intangible assets purchased in fiscal years beginning on or after December 15, 2008. We adopted EITF 08-7 in March 2009. Our adoption of EITF 08-7 did not impact our current condensed consolidated financial statements, but will change the accounting treatment associated with business combinations on a prospective basis.
     In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets, or FSP 142-3. FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, Goodwill and Other Intangible Assets. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. We adopted FSP 142-3 in March 2009, and there was no material impact on our condensed consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, or SFAS No. 141(R), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree in a business combination. SFAS No. 141(R) also establishes principles around how goodwill acquired in a business combination or a gain from a bargain purchase should be recognized and measured, as well as provides guidelines on the disclosure requirements on the nature and financial impact of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. In April 2009, the FASB issued FSP No.1 41(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise From Contingencies, or FSP 141(R)-1, which amends SFAS No. 141(R) by establishing a model to account for certain pre-acquisition contingencies. Under the FSP 141(R)-1, an acquirer is required to recognize at fair value an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or a liability assumed can be determined during the measurement period. If the acquisition-date fair value cannot be determined, then the acquirer should follow the recognition criteria in SFAS No. 5, Accounting for Contingencies, and FASB Interpretation No. 14, Reasonable Estimation of the Amount of a Loss — an interpretation of FASB Statement No. 5. FSP 141(R)-1 has the same effective date as SFAS No. 141(R). We adopted SFAS No. 141(R) and FSP 141(R)-1 in March 2009. Because we did not complete any business combination activities in the three months ended May 31, 2009, the adoption of SFAS No. 141(R) and FSP 141(R)-1 did not impact our current condensed consolidated financial statements, but will change the accounting treatment for business combinations on a prospective basis. The adoption of SFAS No. 141(R) for future business combinations will result in the recognition of certain types of expenses in our results of operations that are currently capitalized pursuant to existing accounting standards, among other potential impacts.
2. Acquisition
     In February 2009, we acquired all of the issued and outstanding capital stock of privately-held Connect3 Systems, Inc., or Connect3, a provider of advertising planning and execution software, for a purchase price of approximately $13.5 million, which consisted of $13.3 million cash and $201,000 of acquisition costs. We paid approximately $11.3 million of the consideration in March 2009. The remaining $2.0 million, less any amounts used to satisfy any claims for indemnification that we may make for certain breaches of representations, warranties and covenants, will be distributed to the former Connect3 shareholders within sixteen months of the consummation of the acquisition.
     We recorded the assets acquired and liabilities assumed at fair market value in accordance with SFAS No. 141, Business Combinations. In allocating the purchase price based on estimated fair values, we preliminarily recorded approximately $11.4 million of goodwill, $4.6 million of identifiable intangible assets, $2.7 million of net liabilities and $150,000 of in-process research and development. Our estimates and assumptions are subject to change. Although we believe the purchase price allocation is substantially complete, the finalization of certain reorganization costs, or the settlement of tax-related issues, for example, could result in an adjustment to the allocation. In the three months ended May 31, 2009, we increased goodwill by $170,000 as a result of an increase in the estimated effort required to complete obligations under purchased in-progress customer contracts. The results of operations related to this acquisition are included in our consolidated financial statements from the date of acquisition. Pro forma results of the acquired business have not been presented as it was not material to our consolidated financial statements for all periods presented.
3. Balance Sheet Components
     Marketable Securities
     Marketable securities, at amortized cost, consisted of the following as of the dates indicated (in thousands):

	As of	As of
	May 31,	February 28,
	2009	2009
Commercial paper	2,796	6,291
Corporate bonds	12,461	12,314
U.S. agency bonds	31,545	23,724
Treasury bills	—	11,983

	$46,802	$54,312

     All investments are held to maturity, and thus, there were no gains or losses recognized during the periods presented. We have the ability and intent to hold these investments to maturity and do not believe any of the marketable securities are impaired based on our evaluation of available evidence as of May 31, 2009. At May 31, 2009, we held no auction rate or asset-backed securities. We expect to receive all principal and interest on all of our investment securities.

     Accounts Payable and Accrued Expenses
     Accounts payable and accrued expenses consisted of the following as of the date indicated (in thousands):

	As of	As of
	May 31,	February 28,
	2009	2009
Accounts payable	$4,151	$2,822
Accrued professional services	782	640
Income taxes payable	48	50
Other accrued liabilities	1,640	1,837
Accrued compensation	5,615	7,613

Total accounts payable and accrued expenses	$12,236	$12,962

4. Goodwill and Purchased Intangible Assets
     Goodwill
     We record goodwill as the excess of the acquisition purchase price over the fair value of the tangible and identifiable intangible assets acquired. At May 31, 2009 and February 28, 2009, we had $16.7 million and $16.5 million, respectively, of goodwill from our acquisitions of Connect3 in February 2009 and TradePoint in November 2006. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we do not amortize goodwill, but perform an annual impairment review during our third fiscal quarter, or more frequently if indicators of potential impairment arise. Following the criteria of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, and SFAS No. 142, we have a single operating segment and consequently evaluate goodwill for impairment based on an evaluation of the fair value of our company as a whole. We evaluated our goodwill in November 2008 and recognized no impairment charges as a result of the review. We observed no impairment indicators through the quarter ended May 31, 2009.
     Purchased Intangible Assets
     We record purchased intangible assets at their respective estimated fair values at the date of acquisition. Intangible assets are being amortized on a straight-line basis over a remaining weighted average period of 2.4 years. Amortization expense related to the purchased intangible assets was approximately $1,055,000 and $241,000 in the three months ended May 31, 2009 and 2008, respectively. We evaluate the remaining useful lives of intangible assets on a periodic basis to determine whether events or circumstances warrant a revision to the remaining estimated amortization period. We observed no impairment indicators through May 31, 2009.
5. Commitments and Contingencies
     Commitments
     At May 31, 2009, we had an outstanding irrevocable letter of credit in connection with a non-cancelable operating lease commitment which we issued in favor of our landlord, for an aggregate amount of $200,000 that will automatically renew until the lease expires in February 2010. We secured the letter of credit using our existing line of credit, as described in Note 6.
     Legal Proceedings
     We are from time to time involved in legal matters that arise in the normal course of business. Based on information currently available, we do not believe that the ultimate resolution of any current matters, individually or in the aggregate, will have a material adverse effect on our business, financial condition or results of operations.
6. Debt
     In connection with our TradePoint acquisition, we issued a $1.8 million promissory note to former TradePoint shareholders. At May 31, 2009, $432,000 remained outstanding and payable thereunder, awaiting instructions by the former TradePoint shareholders as to how to allocate and distribute the proceeds.

     In May 2009, we amended our revolving line of credit that we had entered in April 2008 to, among other things, extend the maturity date of the loan agreement and to increase the revolving line of credit from $15.0 million to $20.0 million. The amended revolving line of credit can be used to (a) borrow revolving loans, (b) issue letters of credit, and (c) enter into foreign exchange contracts. Revolving loans may be borrowed, repaid, and reborrowed until May 7, 2012. Amounts borrowed will bear interest, at our option, at either (1) a floating per annum rate equal to the financial institution’s prime rate, or (2) the greater of (A) the LIBOR rate plus 250 basis points or (B) a per annum rate equal to 4.0%. A default interest rate shall apply during an event of default at a rate per annum equal to 500 basis points above the otherwise applicable interest rate. The line of credit is collateralized by substantially all of our assets and requires us to comply with working capital, net worth, and other non-financial covenants, including limitations on indebtedness and restrictions on dividend distributions, among others. In May 2009, the available balance was reduced by $200,000 to $19.8 million to secure a non-cancelable operating lease commitment. Throughout the period ended May 31, 2009, we were in compliance with all loan covenants. At May 31, 2009, we had no outstanding amounts under the line of credit.
7. Stock-Based Compensation
     Equity Incentive Plans
     1999 Equity Incentive Plan
     In December 1999, our Board of Directors adopted the 1999 Equity Incentive Plan (the “1999 Plan”). We ceased issuing awards under the 1999 Plan upon the completion of our IPO in August 2007. The 1999 Plan, provided for incentive or nonstatutory stock options, stock bonuses, and rights to acquire restricted stock to be granted to employees, outside directors, and consultants. As of May 31, 2009, options to purchase 5,258,281 shares were outstanding under the 1999 Plan. Such options are exercisable as specified in each option agreement, generally vest over four years, and expire no more than ten years from the date of grant. If options awarded under the 1999 Plan are forfeited or repurchased, then shares underlying those options will no longer be available for awards.
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
          Stock Options
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
          Performance Stock Units (“PSUs”)
     PSUs are awards under our 2007 Plan that entitle the recipient to receive shares of our common stock upon vesting and settlement of the awards pursuant to certain performance and time-based vesting criteria set by our Compensation Committee.
     On August 17, 2007, our Compensation Committee granted 1,000,000 PSUs to certain of our executive officers and other key employees. These PSU grants are divided into two tranches. The first tranche consisted of 30% of each grant, and related to fiscal 2008 company performance and subsequent individual service requirements. The second tranche consisted of the remaining 70% of each grant, and related to fiscal 2009 company performance and subsequent individual service requirements. These PSUs may vest over a period of up to 29 months ending on January 15, 2010. As of May 31, 2009, there were 335,565 shares subject to outstanding PSUs from the August 17, 2007 grant.

     On March 4, 2008, our Compensation Committee granted 160,000 PSUs to our chief executive officer. This PSU grant consisted of a single tranche and related to fiscal 2009 company performance metrics and subsequent individual service requirements. As of May 31, 2009, there were 104,000 shares subject to outstanding PSUs from the March 4, 2008 grant.
     On May 6, 2009 and June 2, 2009, our Compensation Committee granted 901,000 and 25,000 PSUs, respectively, to certain of our executive officers and other employees. These PSU grants consisted of a single tranche and related to fiscal 2010 company performance objectives and subsequent individual service requirements over a period of up to 23 months subject to each grantee’s continued service. As of May 31, 2009, there were 901,000 shares subject to outstanding PSUs from the May 6, 2009 grant.
          Restricted Stock Units (“RSUs”)
     RSUs are awards under our 2007 Plan that entitle the recipient to receive shares of our common stock upon vesting and settlement of the awards pursuant to time-based vesting criteria set by our Compensation Committee. In the fiscal quarter ended May 31, 2008, our Compensation Committee granted 545,900 RSUs to our executive officers and certain other employees. All of these RSUs will vest on April 15, 2010 subject to each grantee’s continued service. As of May 31, 2009, there were 493,350 shares subject to outstanding RSUs.
     A summary of the current fiscal quarter activity under our 1999 Plan and 2007 Plan follows:

	Shares	Shares Subject	Weighted Average
	Available	to Options	Option Exercise
	for Grant	Outstanding	Price per Share
	(Shares in thousands)
Balance at February 28, 2009	604	7,732	$5.20
Additional shares authorized	1,403	—	—
Options granted	(212)	212	7.53
Performance stock units granted	(901)	—	—
Options exercised	—	(133)	2.28
1999 Plan options cancelled/forfeited (1)	—	(42)	6.07
2007 Plan options cancelled/forfeited	79	(79)	9.19
Performance and restricted stock units cancelled/forfeited	245	—	—

Balance at May 31, 2009	1,218	7,690	5.27

(1)	Under the terms of the 1999 Plan, shares underlying cancelled or forfeited options are no longer available for awards.
     Employee Stock Purchase Plan (“ESPP”)
     In May 2007 our Board of Directors adopted, and in July 2007 our stockholders approved, the 2007 Employee Stock Purchase Plan. Under the ESPP, eligible employees may purchase shares of common stock at a price per share equal to 85% of the lesser of the fair market values of our common stock at the beginning or end of the applicable offering period. The initial offering period commenced on August 8, 2007 and ended on April 15, 2008. Each subsequent offering period lasts for six months. We initially reserved 500,000 shares of our common stock for issuance under the ESPP. In addition, on the first day of each fiscal year commencing with fiscal year 2009, the aggregate number of shares reserved for issuance under the ESPP shall automatically increase by a number equal to the lowest of a) 1% of the total number of shares of common stock then outstanding, b) 375,000 shares, or c) a number determined by our Board of Directors. As of May 31, 2009, a total of 807,118 shares were available for issuance under the ESPP.
     Stock-Based Compensation Expense Associated with Awards to Employees
     We have issued employee stock-based awards in the form of stock options, PSUs, RSUs, and shares subject to the ESPP. We measure the value of stock options and shares subject to the ESPP based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). We measure the value of the PSUs and RSUs at fair value on the measurement date, based on the number of units granted and the market value of our common stock on that date. The fair value of the PSUs granted on August 17,

2007, March 4, 2008, May 6, 2009, and June 2, 2009 was approximately $10.0 million, $1.7 million, $6.8 million, and $239,000, respectively, and the total fair value of the RSUs granted in the first quarter of fiscal 2009 was approximately $5.7 million.
     We amortize the fair value, net of estimated forfeitures, as stock-based compensation expense on a straight-line basis over the vesting period. In the three months ended May 31, 2009 and 2008, we recognized total stock-based compensation expenses of approximately $2.4 million and $1.8 million, respectively. We estimate forfeitures for our stock options, PSUs, and RSUs at the time of grant. At the end of each reporting period, we evaluate the probability of the service condition being met and revise those estimates based on actual results, taking into account cancellations related to terminations, as applicable to each award. In addition, for PSUs granted, we evaluate the probability of meeting the performance criteria at the end of each reporting period to determine how much compensation expense to record. The estimation of whether the performance targets and service periods will be achieved requires judgment. To the extent actual results or updated estimates differ from our current estimates, either (a) the cumulative effect on current and prior periods of those changes will be recorded in the period those estimates are revised, or (b) the change in estimate will be applied prospectively. In the three-month period ended May 31, 2008, we recorded cumulative effect adjustments which resulted in a decrease to stock-based compensation expense of approximately $940,000. There were no cumulative effect adjustments in the three months ended May 31, 2009.
     We use the Black-Scholes pricing model to determine the fair value of our stock options and ESPP shares. The determination of the fair value of stock-based awards on the date of grant using this pricing model is affected by our stock price as well as by assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the options and awards, actual and projected employee stock option exercise behaviors, risk-free interest rates and expected dividends. The grant date fair value of PSUs and RSUs, and the estimated grant date fair values of the employee and non-employee director stock options and ESPP shares, as well as the assumptions used to calculate them, are set forth in the table below:

	Weighted				Weighted Average per
	Average	Expected			Share Fair Value of
	Expected	Stock	Risk-free	Expected	Options/FMV of
	Term	Price	Interest	Dividend	Awards Granted
	(in years)	Volatility	Rate	Yield	During the Period
Three months ended May 31, 2009 (1)
Stock options	4.3	64%	1.7%	0%	$3.84
Performance stock units	n/a	n/a	n/a	n/a	$7.59
ESPP	0.5	95%	0.3%	0%	$3.08

Three months ended May 31, 2008
Stock options	4.2	38%	3.3%	0%	$3.38
Performance stock units	n/a	n/a	n/a	n/a	$10.37
Restricted stock units	n/a	n/a	n/a	n/a	$10.40
ESPP	0.5	43%	2.0%	0%	$1.94

(1)	No RSUs were granted in the three months ended May 31, 2009.

     The following table summarizes gross unrecognized stock-based compensation expenses as of May 31, 2009, excluding estimated forfeitures, related to unvested stock options granted after March 1, 2006, PSUs, and RSUs:

	Unrecognized	Remaining
	Stock-Based	Weighted Average
	Compensation	Recognition Period
	(in millions)	(in years)
Stock options granted after March 1, 2006	$10.0	2.5
Performance stock units	6.7	1.1
Restricted stock units	2.4	0.9

	$19.1	1.8

     As of May 31, 2009, approximately $244,000 of unrecognized compensation expense related to our ESPP offering period that began April 16, 2009 was expected to be recognized through the end of that purchase period ending October 15, 2009.
8. Income Taxes
     In the three months ended May 31, 2009, we recorded income tax expense of approximately $19,000 compared to $80,000 in the corresponding period of the prior year. The effective tax rate for the three months ended May 31, 2009 was less than 1% based on our estimated taxable income for the year. We recorded tax expense primarily for state minimum taxes and foreign taxes. The income tax expense in the corresponding period of the prior year was for federal alternative minimum income taxes, state income taxes in states where we have no net operating loss carryforwards, and foreign taxes.
     We record liabilities related to uncertain tax positions in accordance with the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes. There were no material changes to our unrecognized tax benefits in the three months ended May 31, 2009 and we do not expect to have any significant changes to unrecognized tax benefits over the next twelve months. Because of our history of operating losses, all years remain open to audit.
9. Derivative Financial Instruments
     We maintain a foreign currency risk management strategy, which includes the use of derivative financial instruments that is designed to protect our economic value from the possible adverse effects of currency fluctuations. We do not enter into derivative financial instruments for speculative or trading purposes. To receive hedge accounting treatment under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, or SFAS No. 133, our hedging relationships are formally documented at the inception of the hedge, and the hedges must be highly effective in offsetting changes to future cash flows on hedged transactions both at the inception of the hedge and on an ongoing basis. We record effective spot-to-spot changes in these cash flow hedges in accumulated other comprehensive income until the hedged transaction takes place. We evaluate hedge effectiveness prospectively and retrospectively and record any ineffective portion of the hedging instruments to other income (expense), net in the condensed consolidated statements of operations.
     In July 2008, we entered into two foreign currency forward contracts (“forward contracts”) to reduce our exposure in Euro denominated accounts receivable. We designated these forward contracts as cash flow hedges of foreign currency denominated firm commitments. Our objective in purchasing these forward contracts was to negate the impact of currency exchange rate movements on our operating results. One of our forward contracts matured and was settled in May 2009 (the “May 2009 Forward Contract”); the other matures in May 2010 (the “May 2010 Forward Contract”). The May 2010 Forward Contract has a notional principal of €1.2 million (or approximately $1.8 million). As of May 31, 2009, the fair value of the May 2010 Forward Contract was approximately $143,000 and was included in other current assets, net on our condensed consolidated balance sheet. We had no forward contracts or other derivatives as of May 31, 2008.
     The following table sets forth the change in accumulated other comprehensive income (loss) for the three months ended May 31, 2009 (in thousands):

	Net Unrealized	Cumulative	Accumulated Other
	Gain on	Implied Interest on	Comprehensive
	Cash Flow Hedges	Forward Contracts	Income
Balance at February 28, 2009	$642	$40	$682
Changes in net unrealized gain and cumulative implied interest on cash flow hedges	(259)	15	(244)

Balance at May 31, 2009	$383	$55	$438

     As of May 31, 2009, none of the cumulative net unrealized gain has been recognized in the statement of operations. We expect to reclassify approximately $271,000 of net unrealized gains and cumulative implied interest associated with the May 2009 Forward

Contract from accumulated other comprehensive income ratably into revenue during the next twelve months to coincide with the underlying customer contract.
     Combined implied interest of approximately $85,000 on both forward contracts was excluded from effectiveness testing, in accordance with SFAS No. 133, and is being recorded using the straight line method over the terms of the forward contracts to interest expense and accumulated other comprehensive income. We did not incur any hedge ineffectiveness on our forward contracts in the three months ended May 31, 2009.
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
     The following table summarizes the amounts measured at fair value as of May 31, 2009 (in thousands):

		Significant Other
		Observable Inputs
Description	Total	(Level 2)
Assets:
Foreign currency forward contracts(1)	$143	$143

(1)	Included in other current assets, net on our condensed consolidated balance sheet.
11. Comprehensive Loss
     The following table summarizes the calculation and components of comprehensive loss, net of taxes (in thousands):

	Three Months Ended May 31,
	2009	2008
Net loss	$(3,722)	$(1,034)
Change in net unrealized gain and cumulative implied interest on cash flow hedges	(244)	—

Total Comprehensive Loss	$(3,966)	$(1,034)

12. Restructuring Charges
     In the three months ended May 31, 2009, we recorded approximately $278,000 of expenses associated with the reduction of our workforce as a result of synergies gained through the acquisition of Connect3 and an office closure. Expenses associated with these actions were primarily for severance payments, outplacement services, and the remaining office lease obligation. As of May 31,

2009, approximately $208,000 of this amount had been paid and the remaining $70,000, representing severance and outplacement service expenses, was accrued and expected to be paid by the end of August 2009. All individuals impacted by the reductions in headcount were notified of the termination prior to May 31, 2009.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. In addition, we may make other written and oral communications from time to time that contain such statements. Forward-looking statements include statements as to industry trends and future expectations of ours and other matters that do not relate strictly to historical facts. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. These forward-looking statements include statements in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included elsewhere in this Form 10-Q and in our other Securities and Exchange Commission filings, including our Annual Report on Form 10-K for the fiscal year ended February 28, 2009. Furthermore, such forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto appearing elsewhere in this Form 10-Q and with the consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operation appearing in our Annual Report on Form 10-K for the fiscal year ended February 28, 2009.
Overview
     We are a leading provider of on-demand optimization solutions to retailers and consumer products, or CP, companies. Our software services enable retailers and CP companies to define category, brand, and customer strategies based on a scientific understanding of consumer behavior and make actionable pricing, promotion, assortment, space and other merchandising and marketing recommendations to achieve their revenue, profitability and sales volume objectives. We deliver our applications by means of a software-as-a-service, or SaaS, model, which allows us to capture and analyze the most recent retailer and market-level data and enhance our software services rapidly to address our customers’ ever-changing merchandising, sales, and marketing needs.
     Our solutions consist of software services and complementary analytical services, and analytical insights derived from the same platform that supports our software services. We offer our solutions individually or as a suite of integrated software services. Our solutions for the retail and CP industries include DemandTec Lifecycle Price Optimization(TM), DemandTec End-to-End Promotion Management(TM), DemandTec Assortment & Space(TM), DemandTec Targeted Marketing(TM) and DemandTec Trade Effectiveness(TM). The DemandTec TradePoint Network(TM) connects our solutions for the retail and CP industries. We were incorporated in November 1999 and began selling our software in fiscal 2001. Our revenue has grown from $9.5 million in fiscal 2004 to $75.0 million in fiscal 2009, and was $19.5 million for the three months ended May 31, 2009. Our operating expenses have also increased significantly during these same periods. We have incurred losses to date and had an accumulated deficit of approximately $81.1 million at May 31, 2009.
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
     Our software service agreements with retailers and CP companies are often large contracts that generally are one to three years in length. The annual contract value for each retail and CP company customer agreement is largely related to the size of the customer, and therefore, the average contract value can fluctuate from period to period. These retail and CP customer agreements can create significant variability in the aggregate annual contract value of customer agreements signed in any given fiscal quarter. Our Advance Deal Management agreements with CP companies that leverage the DemandTec TradePoint Network are principally one year in length and much smaller in annual and aggregate contract value than our retail and CP Companies customer software services contracts. In many of our prior fiscal years, the agreements we have signed in the first fiscal quarter of such fiscal year have had an aggregate annual contract value less than that of the agreements signed in the preceding fiscal fourth quarter. A significant percentage of our new customer agreements are entered into during the last month, weeks or even days of each quarter-end.
     We are headquartered in San Carlos, California, and have sales and marketing offices in North America and Europe. We sell our software through our direct sales force and receive a number of customer prospect introductions through third-parties such as systems integrators and a data syndication company. In the three months ended May 31, 2009, approximately 86% of our revenue was attributable to sales of our software to companies located in the United States. Our ability to achieve profitability will be affected by our revenue as well as our other operating expenses associated with growing our business. Our largest category of operating expenses is research and development expenses, and the largest component of our operating expenses is personnel costs.
     In February 2009, we acquired Connect3 Systems, Inc., a provider of advertising planning and execution software. The Connect3 product suite is being incorporated into the DemandTec End-to-End Promotion ManagementTM solution, which supports retailers’ end-to-end promotion planning process. The aggregate purchase price was approximately $13.5 million, of which $11.3 million was paid in March 2009. In addition, we paid off approximately $1.3 million of notes payable held by a former Connect3 officer. We will amortize intangible assets associated with the Connect3 acquisition over one to two and a half years on a straight-line basis, which, absent any impairment, will result in amortization expense of approximately $2.4 million, $1.8 million, and $626,000 in fiscal 2010, 2011, and 2012, respectively.
     In the first quarter of fiscal 2010, we recorded approximately $278,000 of expense associated with the reduction of our workforce as a result of synergies gained through the acquisition of Connect3 and an office closure. We may incur additional restructuring costs associated with office consolidation and workforce reduction, as a result of further integration, in the remainder of fiscal 2010 but have not committed to or communicated a plan at this time.
     Also in the first quarter of fiscal 2010, we announced our planned introduction of our “nextGEN” solutions, which will combine category, brand and shopper insights into one overall solution to provide customers a unified understanding of shopper behavior and the ability to leverage those insights to make better business decisions on pricing, promotion, assortment and collaboration with their vendors.
     During fiscal 2009 and into fiscal 2010, the economic environment has deteriorated as compared to prior periods and has resulted in the signing of customer contracts taking longer, as well as in some customers not entering into new agreements or renewing existing agreements or, in some cases, renewing at lower prices. We have not seen any noticeable improvement in sales cycles, although there are indications from customers and prospects that interest in our products and services remains high. We currently have little evidence to suggest that the macro environment will improve in the near term. The magnitude of the economic downturn’s impact on our future revenue growth rates is currently unknown. Accordingly, our cash flow generation will continue to remain challenging and unpredictable.
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
     During the three months ended May 31, 2009, there were no significant changes in our critical accounting policies. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended February 28, 2009 and Note 1 of Notes to Consolidated Financial Statements included herein for a more complete discussion of our critical accounting policies and estimates.
Results of Operations
     Revenue
     We derive all of our revenue from customer agreements that cover the use of our software and various services associated with our customers’ use of our software. We recognize all revenue ratably over the term of the agreement. Our agreements are generally non-cancelable, but customers typically have the right to terminate their agreement for cause if we materially breach our obligations under the agreement and, in certain situations, may have the ability to extend the duration of their agreement on pre-negotiated terms. We invoice our customers in accordance with contractual terms, which generally provide that our customers are invoiced in advance for annual use of our software. We generally provide implementation services on a fixed fee basis and invoice our customers in advance. To a lesser extent, we provide implementation and training services on a time and materials basis and invoice our customers in arrears. Our payment terms typically require our customers to pay us within 30 days of the invoice date. For those billings for which the service period has begun and is non-cancellable, we include amounts invoiced in accounts receivable until collected and in deferred revenue until recognized as revenue.

	Three Months Ended May 31,
	2009	2008
	(in thousands)
Revenue	$19,545	$18,054
     Three Months Ended May 31, 2009 Compared to the Three Months Ended May 31, 2008. Revenue for the three months ended May 31, 2009 increased approximately $1.5 million, or 8.3%, over the corresponding period of the prior year.
     Revenue from new customers was approximately $1.3 million in the three months ended May 31, 2009 and revenue from existing customers increased approximately $230,000 in the three months ended May 31, 2009 over the corresponding period of the prior year. New customers are those that did not contribute any revenue in the three months ended May 31, 2008. Existing customers are those that contributed revenue in each of the periods presented. Our revenue growth depends on our ability to attract new customers and to retain the existing revenues from our current customers over time. During fiscal 2009 and into fiscal 2010, the economic environment has deteriorated as compared to prior periods, which has resulted in the signing of customer contracts taking longer, as well as in some customers not entering into new agreements or renewing existing agreements or, in some cases, renewing at lower prices. The deteriorating economic environment has had an adverse impact on our revenue growth rates. The magnitude of its impact on our future revenue growth rates and/or upon the revenue contribution between our existing and new customers is currently unknown.
     In the three months ended May 31, 2009, revenue from customers located outside the United States represented 14% of revenue compared to 15% in the corresponding period of the prior year. We expect that, in the future, revenue from customers outside the United States will increase as a percentage of total revenue on an annual basis.
     In the three months ended May 31, 2009, revenue from retail customers represented 81% of revenue and revenue from CP companies represented 19% of revenue, compared to 87% and 13%, respectively, in the corresponding period of the prior year. We expect that, in the future, revenue from CP companies will increase as a percentage of total revenue on an annual basis.
     Cost of Revenue
     Cost of revenue includes expenses related to data center costs, depreciation expenses associated with computer equipment and software, compensation and related expenses of operations, technical customer support, production operations, professional services personnel, amortization of purchased intangible assets, and allocated overhead expenses. We have contracts with two third parties for the use of their data center facilities, and our data center costs principally consist of the amounts we pay to these third parties for rack space, power and similar items. Amortization of purchased intangible assets principally relates to developed technology acquired in the Connect3 and TradePoint acquisitions. We allocate overhead costs, such as rent and occupancy costs, employee benefits, information management costs, and legal and other costs, to all departments predominantly based on headcount. As a result, we include allocated overhead expenses in cost of revenue and each operating expense category.

	Three Months Ended May 31,
	2009	2008
	(dollars in thousands)
Revenue	$19,545	$18,054
Cost of revenue	6,704	5,655
Gross profit	12,841	12,399
Gross margin	65.7%	68.7%
     Three Months Ended May 31, 2009 Compared to the Three Months Ended May 31, 2008. Cost of revenue in the three months ended May 31, 2009 increased approximately $1.0 million, or 18.6%, over the corresponding period of the prior year. The increase was primarily due to increased personnel costs, amortization of purchased intangible assets, software usage fees, and maintenance contract costs.
     Personnel costs include all compensation, employee benefits, and stock-based compensation expenses. Personnel costs increased approximately $625,000 in the three months ended May 31, 2009 over the corresponding period of the prior year, primarily due to increased headcount to 92 at May 31, 2009 from 84 at May 31, 2008, and promotion salary adjustments. In addition, expense associated with the amortization of purchased intangible assets increased by $314,000 in the three months ended May 31, 2009 over the corresponding period of the prior year due to the acquisition of Connect3 in February 2009. Equipment and maintenance contract expenses increased approximately $136,000 over the corresponding period of the prior year as we expanded and improved our customer support and hosting infrastructure during the past twelve months.
     Our gross margin decreased to 65.7 percent in the three months ended May 31, 2009 compared to 68.7 percent in the corresponding period of the prior year as the increase in revenue was offset by higher personnel-related costs and expense associated with the amortization of purchased intangible assets, primarily resulting from our acquisition of Connect3. We anticipate that our gross margin will increase as we continue to grow our customer base and gain economies of scale.
     Research and Development Expenses
     Research and development expenses include personnel costs for our research, product management and software development personnel, and allocated overhead expenses. We devote substantial resources to extending our existing software applications as well as to developing new software.

	Three Months Ended May 31,
	2009	2008
	(dollars in thousands)
Research and development	$8,156	$6,503
Percent of revenue	41.7%	36.0%
     Three Months Ended May 31, 2009 Compared to the Three Months Ended May 31, 2008. Research and development expenses in the three months ended May 31, 2009 increased approximately $1.7 million, or 25.4%, over the corresponding period of the prior year, primarily due to increased personnel costs.
     Personnel costs increased approximately $1.6 million in the three months ended May 31, 2009 over the corresponding period of the prior year, primarily due to increased headcount to 142 at May 31, 2009 from 100 at May 31, 2008. The personnel costs increase was primarily due to the acquisition of Connect3, resulting in an approximately $1.2 million increase in compensation-related cash payments. Stock-based compensation expense, which is a component of personnel costs, increased to $856,000 in the three months ended May 31, 2009 from $592,000 in the corresponding period of the prior year.
     We intend to continue to invest significantly in our research and development efforts because we believe these efforts are essential to maintaining our competitive position. In addition, we expect that stock-based compensation charges included in research and development expenses will vary over the long term depending on the timing and magnitude of equity incentive grants during each quarter and revisions to our estimates of the number of shares expected to vest. We expect that, in the future, research and development expenses will increase in absolute dollars, but decrease as a percentage of revenue.
     Sales and Marketing Expenses
     Sales and marketing expenses include personnel costs for our sales and marketing personnel, including commissions and incentives, travel and entertainment expenses, marketing programs such as product marketing, events, corporate communications and other brand building expenses, and allocated overhead expenses.

	Three Months Ended May 31,
	2009	2008
	(dollars in thousands)
Sales and marketing	$5,431	$5,172
Percent of revenue	27.8%	28.6%
     Three Months Ended May 31, 2009 Compared to the Three Months Ended May 31, 2008. Sales and marketing expenses in the three months ended May 31, 2009 increased approximately $259,000, or 5.0%, over the corresponding period of the prior year primarily as a result of increased personnel and marketing related costs.
     Personnel costs increased approximately $99,000 in the three months ended May 31, 2009 over the corresponding period of the prior year, primarily due to increased stock-based compensation expense and salary and benefit costs, partially offset by decreased commission expenses. Sales and marketing headcount increased to 39 at May 31, 2009 from 37 at May 31, 2008.
     Marketing program and event costs increased approximately $117,000 in the three months ended May 31, 2009 over the corresponding period of the prior year, primarily associated with new product marketing introductions, online marketing activities, branding initiatives, and customer events.
     We expect that, in the future, sales and marketing expenses will increase in absolute dollars as we hire additional personnel and spend more on marketing programs, but remain relatively constant or decrease slightly as a percentage of revenue. In addition, we expect that stock-based compensation charges included in sales and marketing expenses will vary over the long term depending on the timing and magnitude of equity incentive grants during each quarter and revisions to our estimates of the number of shares expected to vest.
     General and Administrative Expenses
     General and administrative expenses include personnel costs for our executive, finance and accounting, human resources, legal and information management personnel, third-party professional services, travel and entertainment expenses, other corporate expenses and overhead not allocated to cost of revenue, research and development expenses, or sales and marketing expenses. Third-party professional services primarily include outside legal, audit and tax-related consulting costs.

	Three Months Ended May 31,
	2009	2008
	(dollars in thousands)
General and administrative	$2,374	$2,174
Percent of revenue	12.1%	12.0%
     Three Months Ended May 31, 2009 Compared to the Three Months Ended May 31, 2008. General and administrative expenses in the three months ended May 31, 2009 increased $200,000, or 9.2%, over the corresponding period of the prior year. The increase was primarily due to increased personnel costs and sales taxes, partially offset by decreased third-party professional services.

     Personnel costs increased approximately $274,000 in the three months ended May 31, 2009 over the corresponding period of the prior year, primarily due to increased headcount to 45 at May 31, 2009 from 37 at May 31, 2008 and stock-based compensation expense, which is included in personnel costs. Stock-based compensation expense was $525,000 and $368,000 in the three months ended May 31, 2009 and 2008, respectively. In the three months ended May 31, 2009, our sales tax reserves increased approximately $78,000 compared to the corresponding period of the prior year. The increase in personnel related costs and sale tax reserves was partially offset by a $182,000 decrease in Sarbanes-Oxley related control compliance costs and audit expenses in the three months ended May 31, 2009 over the corresponding period of the prior year, which was our first year under Sarbanes-Oxley requirements.
     We expect that, in the future, general and administrative expenses will increase in absolute dollars as we continue to grow, but decrease slightly as a percentage of revenue. In addition, we expect that stock-based compensation charges included in general and administrative expenses will vary over the long term depending on the timing and magnitude of equity incentive grants during each quarter and revisions to our estimates of the number of shares expected to vest.
     Amortization of Purchased Intangible Assets

	Three Months Ended May 31,
	2009	2008
	(dollars in thousands)
Amortization of purchased intangible assets	$589	$89
Percent of revenue	3.0%	0.5%
     Three Months Ended May 31, 2009 Compared to the Three Months Ended May 31, 2008. Expenses associated with amortization of purchased intangible assets increased approximately $500,000 in the three months ended May 31, 2009 over the corresponding period of the prior year. The increase was primarily due to our acquisition of Connect3 in February 2009 and our purchase of rights to develop assortment optimization technology in May 2008. Intangible assets associated with the Connect3 acquisition will be amortized over one to two-and-a-half years starting from March 2009. The estimated average quarterly amortization expense for fiscal 2010, absent any impairment, is approximately $1.1 million, of which approximately $507,000 is attributed to cost of revenue. The quarterly amortization expense of all existing purchased intangible assets will decline significantly in fiscal 2011 and thereafter.
     Other Income, Net

	Three Months Ended May 31,
	2009	2008
	(in thousands)
Interest income	$229	$534
Interest expense	(31)	(3)
Other income	86	54

Other income, net	$284	$585

     Three Months Ended May 31, 2009 Compared to the Three Months Ended May 31, 2008. Other income, net decreased $301,000 in the three months ended May 31, 2009 over the corresponding period of the prior year, primarily due to decreased interest income as a result of lower interest rates on invested cash balances and marketable securities. Somewhat offsetting the decline in interest income were exchange rate-related gains on our accounts receivable due to the strengthening of the Euro and British pound against the U.S. dollar in the three months ended May 31, 2009.
     Provision for Income Taxes

	Three Months Ended May 31,
	2009	2008
	(in thousands)
Provision for income taxes	$19	$80
     Three Months Ended May 31, 2009 Compared to the Three Months Ended May 31, 2008. In the three months ended May 31, 2009, we recorded income tax expense of approximately $19,000 compared to $80,000 in the corresponding period of the prior year. The effective tax rate for the three months ended May 31, 2009 was less than 1% based on our estimated taxable income for the year. We recorded tax expenses primarily for state minimum taxes and foreign taxes. The income tax expense in the corresponding periods of the prior year was for federal alternative minimum income taxes, state income taxes in states where we have no net operating loss carryforwards, and foreign taxes.
     Since inception, we have incurred annual operating losses and, accordingly, have recorded a provision for income taxes primarily for federal minimum income taxes, state income taxes principally in states where we have no net operating loss carryforwards, and foreign taxes. At February 28, 2009, we had federal and state net operating loss carryforwards of approximately $56.4 million and $34.9 million, respectively, to cover future taxable income.
     Stock-Based Compensation Expense
     Total stock-based compensation expense increased by approximately $629,000 in the three months ended May 31, 2009 over the corresponding period of the prior year, mainly as a result of options granted to new and existing employees subsequent to May 31, 2008, PSUs granted in May 2009, and shares subject to our ESPP. See Note 7 of Notes to our Condensed Consolidated Financial Statements contained herein for further explanation of how we derive and account for these estimates. We expect that stock-based compensation expense will vary in the future depending upon the magnitude and timing of equity incentive grants and revisions to our estimates of the number of shares expected to vest.
Liquidity and Capital Resources
     At May 31, 2009, our principal sources of liquidity consisted of cash, cash equivalents, and marketable securities of $75.3 million, accounts receivable (net of allowance) of $4.2 million, and available borrowing capacity under our credit facility of $20.0 million. At May 31, 2009 we had no auction rate securities and no investments in asset-backed securities.
     In May 2009, we amended our revolving line of credit that we had entered in April 2008 to, among other things, extend the maturity date of the loan agreement and to increase the revolving line of credit from $15.0 million to $20.0 million. The amended revolving line of credit includes a number of covenants and restrictions with which we must comply. For example, our ability to incur debt, grant liens, make investments, enter into mergers and acquisitions, pay dividends, repurchase our outstanding common stock, change our business, enter into transactions with affiliates, and dispose of assets is limited. To secure the line of credit, we have granted our lenders a first priority security interest in substantially all of our assets. At the filing date of this Form 10-Q, we were in compliance with all loan covenants and had no outstanding debt under the line of credit.

	Three Months Ended May 31,
	2009	2008
	(in thousands)
Net cash provided by (used in) operating activities	$(614)	$4,397
Net cash used in investing activities	(4,074)	(2,577)
Net cash provided by (used in) financing activities	(443)	1,031
     Operating Activities
     Our cash flow from operating activities in any period are significantly influenced by the number of customers using our software, the number and size of new customer contracts, the timing of renewals of existing customer contracts, and the timing of payments by these customers. Our largest source of operating cash flows is cash collections from our customers, which results in decreases to accounts receivable. Our primary uses of cash in operating activities are for personnel-related expenditures and rent payments. Our cash flows from operating activities in any period will continue to be significantly affected by the extent to which we add new customers, renew existing customers, collect payments from our customers and increase personnel to grow our business.
     In the three months ended May 31, 2009, we used $614,000 of net cash in operating activities as compared to $4.4 million cash generated from operating activities in the corresponding period of the prior year. The change from net cash inflow to net cash outflow was primarily due to lower billings and cash collections, increased cash outflow related to bonus payments, and increased spending associated with the growth in our business, predominantly related to the acquisition of Connect3 in February 2009. In the three months ended May 31, 2009, billings were approximately $2.0 million lower and cash collections were approximately $1.2 million lower than the corresponding period of the prior year as the deteriorating economic environment continues to result in signing of customer contracts and cash collection taking longer, which has resulted in lower deferred revenue and receivable balances as compared to the balances at May 31, 2008. In addition, bonus payments increased approximately $1.2 million compared to the corresponding period of the prior year. Finally, our net loss, after adjusting for non-cash related expenses, was approximately $1.1 million higher than the corresponding period of the prior year, due to increased spending as a result of the Connect3 acquisition.
     We anticipate that the economic environment will not improve in the near term and as a result, signing of customer contracts and the collection of cash will continue to remain challenging and unpredictable, thereby impacting our cash flow generation.
     Investing Activities
     Our primary investing activities have been capital expenditures on equipment for our data center, net purchases of marketable securities, and payments for the acquisition of businesses.
     In the three months ended May 31, 2009, we used $4.1 million of net cash in investing activities as compared to $2.6 million in the corresponding period of the prior year, primarily due to an $11.3 million cash payment in March 2009 associated with the Connect3 acquisition, offset by approximately $7.5 million of net cash inflow from maturities of marketable securities.
     Financing Activities
     Our primary financing activities have been issuances of common stock related to our IPO, the exercise of stock options, the sale of shares pursuant to our ESPP, and borrowings and repayments under our credit facilities.
     In the three months ended May 31, 2009, we used $443,000 of net cash in financing activities, as a result of a $1.3 million payment of short-term notes payable held by a former Connect3 officer and principal shareholder, offset by approximately $845,000 of cash proceeds from issuance of common stock under our equity incentive plans.
     We believe that our cash, cash equivalents, and marketable securities balances at May 31, 2009, will be sufficient to fund our projected operating requirements for at least the next twelve months. We may need to raise additional capital or incur additional indebtedness to continue to fund our operations over the long term. Our future capital requirements will depend on many factors, including our rate of revenue growth, our rate of expansion of our workforce, the timing and extent of our expansion into new markets, the timing of introductions of new functionality and enhancements to our software, the timing and size of any acquisitions of other companies or assets and the continuing market acceptance of our software. We may enter into arrangements for potential acquisitions of complementary businesses, services or technologies, which also could require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.
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
     At May 31, 2009, the future minimum payments under these commitments, as well as payments due under our notes payable, were as follows:

	Payments Due by Period
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(In thousands)
Operating leases	$1,155	$991	$164	$—	$—
Merger consideration payable to former Connect3 shareholders	2,000	1,000	1,000	—	—
Notes payable to former TradePoint shareholders	432	432	—	—	—

Total contractual obligations	$3,587	$2,423	$1,164	$—	$—

Off-Balance Sheet Arrangements
     We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purposes of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes, nor do we have any undisclosed material transactions or commitments involving related persons or entities.
Recent Accounting Pronouncements
     In May 2009, the Financial Accounting Standards Board, or FASB, issued SFAS No. 165, Subsequent Events, or SFAS No. 165. SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. SFAS No. 165 requires an entity to recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet. For unrecognized subsequent events that must be disclosed to keep the financial statements from being misleading, an entity will be required to disclose the nature of the event as well as an estimate of its financial effect, or a statement that such an estimate cannot be made. In addition, SFAS No. 165 requires an entity to disclose the date through which subsequent events have been evaluated. SFAS No. 165 is effective for the interim or annual financial periods ending after June 15, 2009, and is required to be applied prospectively. This guidance does not impact our current condensed consolidated financial statements. We are assessing the potential impact, if any, that its adoption will have on our consolidated results of operations and financial condition going forward.
     In April 2009, the Financial Accounting Standards Board, or FASB, issued three FASB Staff Positions, or FSPs, that are intended to provide additional application guidance and enhance disclosures about fair value measurements and impairments of securities. FSP No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, or FSP 157-4, clarifies the objective and method of fair value measurement even when there has been a significant decrease in market activity for the asset being measured. FSP No. 115-2 and FSP No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, or FSP 115-2 and FSP 124-2, establish a new model for measuring other-than-temporary impairments for debt securities, including criteria for when to recognize a write-down through earnings versus other comprehensive income. FSP No. 107-1 and APB 28-1, Interim Disclosures About Fair Value of Financial Instruments, expand the fair value disclosures required for all financial instruments within the scope of Statement of Financial Accounting Standards, or SFAS, No. 107, Disclosures about Fair Value of Financial Instruments, or FSP 107-1 and APB 28-1, to interim periods. All of these FSPs are effective for interim and annual periods ending after June 15, 2009. The guidance does not impact our current condensed consolidated financial statements since it will be applied prospectively on adoption. We are assessing the potential impact, if any, that its adoption will have on our consolidated results of operations and financial condition going forward. FSP 107-1 and APB 28-1 may result in increased disclosures in our condensed consolidated financial statement for the fiscal quarter ending August 31, 2009.
     In November 2008, the FASB ratified EITF 08-7, Accounting for Defensive Intangible Assets, or EITF 08-7. EITF 08-7 applies to purchased intangible defensive assets that the acquirer does not intend to actively use, but intends to hold to prevent its competitors from obtaining access to the asset. EITF 08-7 clarifies that defensive intangible assets are separately identifiable and should be accounted for as a separate unit of accounting in accordance with SFAS No. 141(R) and SFAS No. 157, Fair Value Measurements. EITF 08-7 is effective for intangible assets purchased in fiscal years beginning on or after December 15, 2008. We adopted EITF 08-7 in March 2009. Our adoption of EITF 08-7 did not impact our current condensed consolidated financial statements, but will change the accounting treatment associated with business combinations on a prospective basis.
     In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets, or FSP 142-3. FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, Goodwill and Other Intangible Assets. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. We adopted FSP 142-3 in March 2009, and there was no material impact on our condensed consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, or SFAS No. 141(R), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree in a business combination. SFAS No. 141(R) also establishes principles around how goodwill acquired in a business combination or a gain from a bargain purchase should be recognized and measured, as well as provides guidelines on the disclosure requirements on the nature and financial impact of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. In April 2009, the FASB issued FSP No. 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise From Contingencies, or FSP 141(R)-1, which amends SFAS No. 141(R) by establishing a model to account for certain pre-acquisition contingencies. Under the FSP FAS 141(R)-1, an acquirer is required to recognize at fair value an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or a liability assumed can be determined during the measurement period. If the acquisition-date fair value cannot be determined, then the acquirer should follow the recognition criteria in SFAS No. 5, Accounting for Contingencies, and FASB Interpretation No. 14, Reasonable Estimation of the Amount of a Loss – an interpretation of FASB Statement No. 5. FSP 141(R)-1 has the same effective date as SFAS No. 141(R). We adopted SFAS No. 141(R) and FSP 141(R)-1 in March 2009. Because we did not complete any business combination activities in the three months ended May 31, 2009, the adoption of SFAS No. 141(R) and FSP 141(R)-1 did not impact our current condensed consolidated financial statements, but will change the accounting treatment for business combinations on a prospective basis. The adoption of SFAS No. 141(R) for future business combinations will result in the recognition of certain types of expenses in our results of operations that are currently capitalized pursuant to existing accounting standards, among other potential impacts.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Foreign Currency Risk
     As we fund our international operations, our cash and cash equivalents could be affected by changes in exchange rates. To date, the foreign currency exchange rate effect on our cash and cash equivalents has not been significant.
     We operate internationally and generally our international sales agreements are denominated in the country of origin currency, and therefore our revenue and receivables are subject to foreign currency risk. Also, some of our operating expenses and cash flows are denominated in foreign currency and, thus, are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the exchange rates for the British Pound and the Euro. We periodically enter into foreign exchange forward contracts to reduce exposure in non-U.S. dollar denominated receivables. We formally assess, both at a hedge’s inception and on an ongoing basis, whether the derivatives used in hedging transactions are highly effective in negating currency risk. As of May 31, 2009, we had one outstanding forward foreign exchange contracts to sell Euros for U.S. dollars in 12 months, with a notional principal of €1.2 million (or approximately $1.8 million). We do not enter into derivative financial instruments for speculative or trading purposes.
     We apply SFAS No. 52, Foreign Currency Translation, with respect to our international operations, which are primarily sales and marketing support entities. We have remeasured our accounts denominated in non-U.S. currencies using the U.S. dollar as the functional currency and recorded the resulting gains (losses) within other income (expense), net for the period. We remeasure all monetary assets and liabilities at the current exchange rate at the end of the period, non-monetary assets and liabilities at historical exchange rates, and revenue and expenses at average exchange rates in effect during the period. Foreign currency gain was approximately $86,000 and $59,000 in the three months ended May 31, 2009 and 2008, respectively.
     Interest Rate Sensitivity
     We had cash and cash equivalents totaling $28.5 million and marketable securities totaling $46.8 million at May 31, 2009. These amounts were invested primarily in government securities and corporate notes and bonds with credit ratings of at least A-1 or better, money market funds, and interest-bearing demand deposit accounts. By policy, we limit the amount of credit exposure to any one issuer and we do not enter into investments for trading or speculative purposes. Our cash and cash equivalents and marketable securities are held and invested with capital preservation as the primary objective.
     Our cash equivalents and marketable securities are subject to market risk due to changes in interest rates. Fixed-rate interest securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. However, because we classify our marketable securities as “held-to-maturity,” no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other-than-temporary. We believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income, if any. A fluctuation in interest rates of 100 basis points at May 31, 2009 would result in a change of approximately $700,000 in annual interest income.

Item 4. Controls and Procedures
     Evaluation of Disclosure Controls and Procedures
     We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2009, the end of the period covered by this Quarterly Report on Form 10-Q. This evaluation (the “controls evaluation”) was done under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Disclosure controls and procedures means controls and other procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed such that information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based on the controls evaluation, our CEO and CFO have concluded that as of May 31, 2009, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC and to ensure that material information relating to the Company and our consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.
     Our management, including our CEO and CFO, believe that our disclosure controls and procedures are effective at the reasonable assurance level. However, our management, including the CEO and CFO, does not expect that our disclosure controls and procedures will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
     Changes in Internal Control over Financial Reporting
     No change in our internal control over financial reporting occurred during the three months ended May 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Internal control over financial reporting means a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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
     We have a history of losses and have not achieved profitability in any fiscal year. We experienced net losses of $5.0 million, $4.5 million and $1.5 million in fiscal 2009, fiscal 2008 and fiscal 2007, respectively, and a net loss of $3.7 million in the three months ended May 31, 2009. At May 31, 2009, we had an accumulated deficit of $81.1 million. We may continue to incur net losses in the future. In addition, our cost of revenue and operating expenses may increase in future periods as we implement initiatives to continue to grow our business. If our revenue does not increase to offset these expected increases in cost of revenue and operating expenses, we will not be profitable. You should not consider our revenue growth in recent periods as indicative of our future performance. In fact, in future periods our revenue could decline. Accordingly, we cannot assure you that we will be able to achieve or maintain profitability in the future.
The effects of the ongoing global economic crisis may adversely impact our business, operating results or financial condition.
     The ongoing global economic crisis has caused a general tightening in the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy, extreme volatility in credit, equity and fixed income markets, and a growing economic contraction. The retail and consumer products industries have been and may continue to be especially hard hit by these economic developments, which in recent periods has resulted in some customers delaying or not entering into new agreements or renewing their existing agreements with us. In addition, current or potential customers may not have funds to enter into or renew their agreements for our software and services, which could cause them to delay, decrease or cancel purchases of our software and services, to renew at lower prices, or to not pay us or to delay paying us for previously purchased software and services. Financial institution failures may cause us to incur increased expenses or make it more difficult either to utilize our existing debt capacity or otherwise obtain financing for our operations, investing activities (including the financing of any future acquisitions), or financing activities. Finally, our investment portfolio, which includes short-term debt securities, is subject to general credit, liquidity, counterparty, market and interest rate risks that may be exacerbated by the recent global financial crisis. If the banking system or the fixed income, credit or equity markets continue to deteriorate or remain volatile, our investment portfolio may be impacted and the values and liquidity of our investments could be adversely affected.
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

     Factors that may affect our operating results include:
•	our ability to increase sales to existing customers and to renew agreements with our existing customers, particularly larger retail customers;

•	our ability to attract new customers, particularly larger retail customers and consumer products customers;

•	changes in our pricing policies or those of our competitors, or pricing pressure on our software services;

•	outages and capacity constraints with our hosting partners;

•	fluctuations in demand for our software;

•	volatility in the sales of our solutions on a quarterly basis;

•	reductions in customers’ budgets for information technology purchases and delays in their purchasing cycles, particularly in light of recent deteriorating economic conditions;

•	our ability to develop and implement in a timely manner new software and enhancements that meet customer requirements;

•	our ability to hire, train and retain key personnel;

•	any significant changes in the competitive dynamics of our market, including new entrants or substantial discounting of products;

•	our ability to control costs, including our operating expenses;

•	any significant change in our facilities-related costs;

•	the timing of hiring personnel and of large expenses such as those for trade shows and third-party professional services;

•	general economic conditions in the retail and CP markets; and

•	the impact of a recession or any other adverse economic conditions on our business, including a delay in signing or a failure to sign significant customer agreements.
     We have in the past experienced, and we may continue to experience, significant variations in our level of sales on a quarterly basis. In recent periods, several of our customers have delayed or failed to renew their agreements with us upon expiration, or have renewed at lower prices. Such variations in our sales, or delays in signing or a failure to sign or renew significant customer agreements, may lead to significant fluctuations in our cash flows and deferred revenue on a quarterly basis. If we experience a delay in signing or a failure to sign a significant customer agreement in any particular quarter, then our operating results for such quarter and for subsequent quarters may be below the expectations of securities analysts or investors, which may result in a decline in our stock price.
     In addition, in the past, certain of our customers have filed for bankruptcy protection. For example, in March 2009, one of our customers, Bi-Lo LLC, filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. While we do not believe that any such bankruptcy filing to date has had a material impact on our results of operations in fiscal 2009 or in the three months ended May 31, 2009, it is possible that in the future any customers or potential customers seeking bankruptcy protection could seek to cancel their agreements with us, or could elect not to purchase new or additional services or renew such services with us, or could fail to pay us according to our contractual terms, any of which would negatively impact our results of operations or financial position in the future.
We depend on a small number of customers, which are primarily large retailers, and our growth, if any, depends upon our ability to add new and retain existing large customers.
     We derive a significant percentage of our revenue from a relatively small number of customers, and the loss of any one or more of those customers could decrease our revenue and harm our current and future operating results. Our retail customers accounted for 81%

of our revenue in the three months ended May 31, 2009, and 86% of our revenue in fiscal 2009. In the three months ended May 31, 2009, our largest customer accounted for approximately 13% of our revenue, and in fiscal 2009 our three largest customers accounted for approximately 33% of our revenue. Although our largest customers may vary from period to period, we anticipate that we will continue to depend on revenue from a relatively small number of retail customers. Further, our ability to grow revenue depends on our ability to increase sales to existing customers, to renew agreements with our existing customers and to attract new customers. If economic factors, including the recent global economic crisis, were to have a continued or increasingly negative impact on the retail market segment, it could reduce the amount that these customers spend on information technology, which would adversely affect our revenue and results of operations.
Our business depends substantially on customers renewing their agreements for our software. Any decline in our customer renewals would harm our operating results.
     To maintain and grow our revenue, we must achieve and maintain high levels of customer renewals. We sell our software pursuant to agreements with initial terms that are generally from one to three years in length. Our customers have no obligation to renew their agreements after the expiration of their term, and we cannot assure you that these agreements will be renewed on favorable terms, renewed timely, or at all. The fees we charge for our solutions vary based on a number of factors, including the software, service and hosting components provided, the size of the customer, and the duration of the agreement term. Our initial agreements with customers may include fees for software, services or hosting components that may not be needed upon renewal. As a consequence, upon renewal of these agreements, if any, we may receive lower total fees. In addition, if an agreement is renewed for a term longer than the preceding term, we may receive total fees in excess of total fees received in the initial agreement but a smaller average annual fee because we generally charge lower annual fees in connection with agreements with longer terms. In any of these situations, we would need to sell additional software, services or hosting in order to maintain the same level of annual fees from that customer. There can be no assurance that we will be able to renew these agreements, sell additional software or services or sell to new customers. In recent periods certain of our customers have elected not to renew their agreements with us or have renewed on less favorable terms. We have limited historical data with respect to customer renewals, so we may not be able to predict future customer renewal rates and amounts accurately. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including their satisfaction or dissatisfaction with our software, the price of our software, the prices of competing products and services, consolidation within our customer base or reductions in our customers’ information technology spending levels. If our customers do not renew their agreements for our software for any reason or if they renew on less favorable terms, our revenue will decline.
Because we recognize revenue ratably over the terms of our customer agreements, the lack of renewals or the failure to enter into new agreements will not immediately be reflected in our statement of operations in any significant manner but will negatively affect revenue in future quarters.
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
     Our business strategy may include acquiring complementary software, technologies, or businesses. For instance, in February 2009, we acquired Connect3 Systems, Inc., a provider of advertising planning and execution software. Acquisitions may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties in assimilating or integrating the businesses, technologies, services, products, personnel or operations of the acquired companies (including those of Connect3), especially if the key personnel of the acquired company choose not to work for us, and we may have difficulty retaining the existing customers or signing new customers of any acquired business or migrating them to a software-as-a-service model. Acquisitions may also disrupt our ongoing business, divert our resources and require significant management attention that would otherwise be available for ongoing development of our current business. We also may be required to use a substantial amount of our cash or issue equity securities to complete an acquisition, which could deplete our cash reserves and dilute our existing stockholders and could adversely affect the market price of our common stock. Moreover, we cannot assure you that the anticipated benefits of any acquisition would be realized or that we would not be exposed to unknown liabilities.

     In addition, an acquisition may negatively impact our results of operations because we may incur additional expenses relating to one-time charges, write-downs or tax-related expenses. For example, our acquisition of TradePoint in November 2006 resulted in approximately $970,000 of amortization of purchased intangible assets in each of fiscal 2009 and 2008, and $321,000 in fiscal 2007, and will result in amortization of approximately $911,000 in fiscal 2010 with declining amounts for seven years thereafter. Our acquisition of Connect3 resulted in the write-off of $150,000 of in-process research and development cost in fiscal 2009, and will result in amortization of purchased intangible assets of approximately $2.4 million, $1.8 million and $626,000 in fiscal 2010, 2011, and 2012, respectively.
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
If we are unable to continue to enhance our current software or to develop or acquire new software to address changing business requirements, we may not be able to attract or retain customers.
     Our ability to attract new customers, renew agreements with existing customers and maintain or increase revenue from existing customers will depend in large part on our ability to anticipate the changing needs of the retail and CP industries, to enhance existing software and to introduce new software that meet those needs. Any new software may not be introduced in a timely or cost-effective manner and may not achieve market acceptance, meet customer expectations, or generate revenue sufficient to recoup the cost of development or acquisition of such software. For example, we have not yet completed development or achieved market acceptance of our recently announced “nextGEN” solutions. If we are unable to successfully develop or acquire new software and enhance our existing applications to meet customer requirements, we may not be able to attract or retain customers.
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
     To date, we have derived most of our revenue from retail customers. In the three months ended May 31, 2009, we generated approximately 81% of our revenue from sales to retail customers, while we generated approximately 19% of our revenue from sales to CP companies. During fiscal 2009, we generated approximately 86% of our revenue from sales to retail customers while we generated approximately 14% of our revenue from sales to CP companies. In fiscal 2008 we generated 90% of our revenue from sales to retail customers while we generated 10% of our revenue from sales to CP companies. In order to grow our revenue and to achieve our long-term strategic objectives, it is important for us to expand our sales to derive a more significant portion of our revenue from new and existing CP customers. If CP companies do not widely accept our software, our revenue growth and business will be harmed.
We face intense competition that could prevent us from increasing our revenue and prevent us from becoming profitable.
     The market for our software is highly competitive and we expect competition to intensify in the future. Competitors vary in size and in the scope and breadth of the products and services they offer. Currently, we face competition from traditional enterprise software application vendors such as Oracle Corporation and SAP AG, niche retail software vendors targeting smaller retailers such as KSS Group, and statistical tool vendors such as SAS, Inc. To a lesser extent, we also compete or potentially compete with marketing information providers for the CP industry such as ACNielsen, Inc. and Information Resources, Inc., as well as business consulting firms such as McKinsey & Company, Inc., Deloitte & Touche LLP and Accenture LLP, which offer merchandising consulting services and analyses. Because the market for our solutions is relatively new, we expect to face additional competition from other established and emerging companies and, potentially, from internally-developed applications. This competition could result in increased pricing pressure, reduced profit margins, increased sales and marketing expenses and a failure to increase, or the loss of, market share.
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
     We have limited experience operating in international jurisdictions. In the three months ended May 31, 2009, in fiscal 2009 and in fiscal 2008, 14%, 14% and 12%, respectively, of our revenue was attributable to sales to companies located outside the United States. Our inexperience in operating our business outside of the United States increases the risk that any international expansion efforts that we may undertake will not be successful. In addition, conducting international operations subjects us to new risks that we have not generally faced in the United States. These include:
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
     Portions of our software development, sustaining engineering, quality assurance and testing, operations and customer support are provided by Sonata Services Limited, or Sonata, a third party located in Shanghai, China. As of May 31, 2009, in addition to our 172 employees in our operations, customer support, science, product management and engineering groups located in the United States, an additional 62 Sonata personnel were dedicated to our projects. Remotely coordinating a third party in China requires significant management attention and substantial resources, and there can be no assurance that we will be successful in coordinating these activities. Furthermore, if there is a disruption to these operations in China, it will require that substantial management attention and time be devoted to achieving resolution. If Sonata were to stop providing these services or if there was widespread departure of trained Sonata personnel, this could cause a disruption in our product development process, quality assurance and product release cycles and customer support organizations and require us to incur additional costs to replace and train new personnel.
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
     A change in accounting standards or practices could have a significant effect on our reported results and might affect our reporting of transactions completed before the change is effective. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred in the past and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, on March 1, 2006 we adopted SFAS No. 123(R), Share-Based Payment, which requires that employee stock-based compensation be measured based on its fair value on the grant date and treated as an expense that is reflected in the financial statements over the related service period. As a result, our operating results for fiscal 2007, fiscal 2008 and fiscal 2009, and for the three months ended May 31, 2009, include expenses that are not reflected in prior periods, increasing our net loss and making it more difficult for investors to evaluate our results of operations for fiscal 2007, 2008, 2009, and for the three months ended May 31, 2009 relative to prior periods.
We have experienced growth in recent periods. If we fail to manage our growth effectively, we may be unable to execute our business plan, maintain high levels of customer service or address competitive challenges adequately.
     We have substantially expanded our overall business, headcount and operations in recent periods. For instance, our headcount grew from 198 employees at February 28, 2007 to 318 employees at May 31, 2009. Headcount in research and development increased from 99 employees at February 28, 2007 to 142 employees at May 31, 2009. In addition, our revenue grew from $43.5 million in fiscal 2007 to $75.0 million in fiscal 2009. In the three months ended May 31, 2009, our revenue was $19.5 million. We will need to continue to expand our operations in order to increase our customer base and to develop additional software. Increases in our customer base could create challenges in our ability to implement our software and support our customers. In addition, we will be required to continue to improve our operational, financial and management controls and our reporting procedures. As a result, we may be unable to manage our business effectively in the future, which may negatively impact our operating results.
We might require additional capital to support our business growth, and this capital might not be available on acceptable terms, or at all.
     We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new software or enhance our existing software, enhance our operating infrastructure and acquire complementary businesses and technologies. In May 2009, we amended our loan agreement that we had entered in April 2008 with a financial institution to, among other things, extend the maturity date to May 7, 2012 and increase our revolving line of credit from $15.0 million to $20.0 million. However, we may need to engage in equity or debt financings or enter into additional credit agreements to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital-raising activities and other financial and operational matters that make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited.
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
     At May 31, 2009, our directors, executive officers and other affiliates beneficially owned, in the aggregate, approximately 57.9% of our outstanding common stock. As a result, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit your ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.
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
          In March 2009, we used $11.3 million of our proceeds to pay Connect3’s former shareholders in connection with our February 2009 acquisition of Connect3, and $1.3 million cash to pay off short-term notes payable held by a former Connect3 officer and principal shareholder.
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
None.
Item 3. Defaults Upon Senior Securities
     None.

Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     None.
Item 6. Exhibits

Exhibit
No.	Description
10.1†	First Amendment to Amended and Restated Outsourcing Services Agreement, dated as of April 21, 2009, by and between the Registrant and Sonata Services Limited

10.2	Amendment No. 1 to Loan and Security Agreement dated as of May 7, 2009 by and between DemandTec, Inc. and Silicon Valley Bank

10.3*	DemandTec, Inc. Non-Employee Director Compensation Policy, effective as of March 1, 2009

10.4*	Form of Fiscal Year 2010 PSU Agreement under the Registrant’s 2007 Equity Incentive Plan

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Confidential treatment has been requested for a portion of this exhibit.

*	Represents a management agreement or compensatory plan.

**	This certification is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of DemandTec, Inc. under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: July 2, 2009

DemandTec, Inc.
By:	/s/ Mark A. Culhane
Mark A. Culhane
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit
No.	Description
10.1†	First Amendment to Amended and Restated Outsourcing Services Agreement, dated as of April 21, 2009, by and between the Registrant and Sonata Services Limited

10.2	Amendment No. 1 to Loan and Security Agreement dated as of May 7, 2009 by and between DemandTec, Inc. and Silicon Valley Bank

10.3*	DemandTec, Inc. Non-Employee Director Compensation Policy, effective as of March 1, 2009

10.4*	Form of Fiscal Year 2010 PSU Agreement under the Registrant’s 2007 Equity Incentive Plan

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Confidential treatment has been requested for a portion of this exhibit.

*	Represents a management agreement or compensatory plan.

**	This certification is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of DemandTec, Inc. under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.