Form 10-Q
period 2009-08-31
DemandTec, Inc.
filed 2009-10-02
CIK 1400400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s common stock, par value $0.001, outstanding as of September 25, 2009 was: 28,782,218.

DEMANDTEC, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
DemandTec, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except per share data)

	As of	As of
	August 31,	February 28,
	2009	2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$33,669	$33,572
Marketable securities	34,860	46,426
Accounts receivable, net of allowances of $125 and $120 as of August 31, 2009 and February 28, 2009, respectively	4,553	11,000
Other current assets	3,406	4,230

Total current assets	76,488	95,228
Marketable securities, non-current	7,842	7,886
Property, equipment and leasehold improvements, net	4,238	5,429
Intangible assets, net	6,252	8,405
Goodwill	16,662	16,492
Other assets, net	575	715

Total assets	$112,057	$134,155

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$12,164	$12,962
Deferred revenue	39,824	46,415
Notes payable, current	434	1,720
Merger consideration payable	1,000	12,343

Total current liabilities	53,422	73,440

Deferred revenue, non-current	1,836	2,400
Other long-term liabilities	656	1,666

Commitments and contingencies (see Note 5)
Stockholders’ equity:
Common stock, $0.001 par value — 175,000 shares authorized; 28,772 and 28,059 shares issued and outstanding as of August 31, 2009 and February 28, 2009, respectively	29	28
Additional paid-in capital	139,975	133,320
Accumulated other comprehensive income	387	682
Accumulated deficit	(84,248)	(77,381)

Total stockholders’ equity	56,143	56,649

Total liabilities and stockholders’ equity	$112,057	$134,155

See Notes to Condensed Consolidated Financial Statements.

DemandTec, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2009	2008	2009	2008
Revenue	$19,796	$18,632	$39,341	$36,686
Cost of revenue(1)(2)	6,300	5,846	13,004	11,501

Gross profit	13,496	12,786	26,337	25,185

Operating expenses:
Research and development(2)	7,997	6,610	16,153	13,113
Sales and marketing(2)	5,414	5,239	10,845	10,411
General and administrative(2)	2,786	2,497	5,160	4,671
Restructuring charges	—	—	278	—
Amortization of purchased intangible assets	588	331	1,177	420

Total operating expenses	16,785	14,677	33,613	28,615

Loss from operations	(3,289)	(1,891)	(7,276)	(3,430)
Interest income	162	472	391	1,006
Interest expense	(31)	(20)	(62)	(23)
Other income (expense), net	21	(117)	107	(63)

Loss before provision for income taxes	(3,137)	(1,556)	(6,840)	(2,510)
Provision for income taxes	8	12	27	92

Net loss	$(3,145)	$(1,568)	$(6,867)	$(2,602)

Net loss per common share, basic and diluted	$(0.11)	$(0.06)	$(0.24)	$(0.10)

Shares used in computing net loss per common share, basic and diluted	28,535	27,204	28,346	26,951

(1) Includes amortization of purchased intangible assets	$465	$153	$931	$305
(2) Includes stock-based compensation expense as follows:

Cost of revenue	$523	$465	$941	$854
Research and development	948	580	1,804	1,172
Sales and marketing	652	771	1,271	1,211
General and administrative	719	430	1,244	798

Total stock-based compensation expense	$2,842	$2,246	$5,260	$4,035

See Notes to Condensed Consolidated Financial Statements.

DemandTec, Inc
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	August 31,
	2009	2008
Operating activities:
Net loss	$(6,867)	$(2,602)
Adjustment to reconcile net loss to net cash provided by operating activities:
Depreciation	1,551	1,408
Stock-based compensation expense	5,260	4,035
Amortization of purchased intangible assets	2,108	725
Other	14	131
Changes in operating assets and liabilities:
Accounts receivable	6,395	6,121
Other current assets	660	(291)
Other assets	(5)	(881)
Accounts payable and accrued expenses	486	3,213
Accrued compensation	(1,072)	1,064
Deferred revenue	(7,155)	(5,265)

Net cash provided by operating activities	1,375	7,658

Investing activities:
Purchases of property, equipment and leasehold improvements	(481)	(1,484)
Purchases of marketable securities	(28,390)	(36,054)
Maturities of marketable securities	40,000	30,720
Acquisition of Connect3	(12,544)	—
Purchase of intangible assets	—	(200)
Change in restricted cash	—	200

Net cash used in investing activities	(1,415)	(6,818)

Financing activities:
Proceeds from issuance of common stock, net of repurchases	1,387	1,596
Payments on notes payable	(1,286)	(8)

Net cash provided by financing activities	101	1,588

Effect of exchange rate changes on cash and cash equivalents	36	(189)

Net increase in cash and cash equivalents	97	2,239
Cash and cash equivalents at beginning of period	33,572	43,257

Cash and cash equivalents at end of period	$33,669	$45,496

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
     Basis of Presentation
     Our condensed consolidated financial statements include our accounts and those of our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Our fiscal year ends on the last day in February. References to fiscal 2009, for example, refer to our fiscal year ended February 28, 2009. The accompanying condensed consolidated balance sheet as of August 31, 2009, the condensed consolidated statements of operations for the three and six months ended August 31, 2009 and 2008, and the condensed consolidated statements of cash flows for the six months ended August 31, 2009 and 2008 are unaudited. The condensed consolidated balance sheet data as of February 28, 2009 was derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended February 28, 2009 (the “Form 10-K”) filed with the Securities and Exchange Commission, or SEC, on April 23, 2009. The accompanying statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Form 10-K, as well as subsequent filings with the SEC.
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of our management, include all adjustments necessary, all of which are of a normal recurring nature, for the fair presentation of our statement of financial position and our results of operations for the periods included in this quarterly report. The results for the three and six months ended August 31, 2009 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending February 28, 2010.
     Reclassifications
     Certain amounts previously reported in the consolidated balance sheet as of February 28, 2009 and the consolidated statement of cash flows for the six months ended August 31, 2008 have been reclassified to conform to the current period classification.
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
     Because we provide our software as a service, we follow the provisions of SEC Staff Accounting Bulletin No. 104, Revenue Recognition, and Emerging Issues Task Force, or EITF, Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, or EITF 00-21. We recognize revenue when all of the following conditions are met:
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
     Deferred Revenue
     Deferred revenue consists of amounts billed or payments received in advance of revenue recognition. We generally invoice our customers in annual installments, although some multi-year agreements have had certain fees for all years invoiced and paid upfront. Contracts under which we advance bill customers are non-cancellable. Deferred revenue to be recognized in the succeeding twelve month period is included in current deferred revenue on our consolidated balance sheets with the remaining amounts included in non-current deferred revenue.
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
     As of August 31, 2009 and February 28, 2009, long-lived assets located outside the United States were not significant. As of August 31, 2009, one customer accounted for 23% of our accounts receivable balance, and as of February 28, 2009, one customer accounted for 15% of our accounts receivable balance.
     In the three and six months ended August 31, 2009, one customer accounted for 17% and 15%, respectively, of total revenue. In the three and six months ended August 31, 2008, one customer accounted for 14% and 13%, respectively, of total revenue. Revenue by geographic region, based on the billing address of the customer, was as follows (in thousands):

	Three Months Ended August 31,		Six Months Ended August 31,
	2009	2008	2009	2008
United States	$17,153	$16,070	$34,002	$31,499
International	2,643	2,562	5,339	5,187

Total revenue	$19,796	$18,632	$39,341	$36,686

     The equipment hosting our software is in two third-party data center facilities located in California. We do not control the operation of these facilities, and our operations are vulnerable to damage or interruption in the event either of these third-party data center facilities fails.

     Impairment of Long-Lived Assets
     We evaluate the recoverability of our long-lived assets, including purchased intangible assets and property and equipment, in accordance with Statement of Financial Accounting Standards, or SFAS, No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Long-lived assets are reviewed for possible impairment whenever events or circumstances indicate that the carrying amount of these assets may not be recoverable. We measure recoverability of each asset by comparison of its carrying amount to the future undiscounted cash flows we expect the asset to generate. If we consider the asset to be impaired, we measure the amount of any impairment as the difference between the carrying amount and the fair value of the impaired asset. We observed no impairment indicators through August 31, 2009.
     Stock-Based Compensation
     We account for employee and director stock-based compensation pursuant to the provisions of SFAS No. 123 (Revised 2004), Share-Based Payment, or SFAS No. 123(R), which requires that all share-based payments be recognized as an expense in the statement of operations based on their fair values over the vesting period. Grants of stock options to employees and to new members of our board of directors generally vest over four years and annual stock option grants to existing members of our board of directors vest over one year. Performance-based stock units, or PSUs, vest pursuant to certain performance and time-based vesting criteria set by our Compensation Committee. We evaluate the probability of meeting the performance criteria at the end of each reporting period to determine how much compensation expense to record. Because the actual number of shares to be issued is not known until the end of the performance period, the actual compensation expense related to these awards could differ from our estimates. Restricted stock units, or RSUs, vest solely pursuant to time-based vesting criteria set by our Compensation Committee. We measure the value of PSUs and RSUs at fair value on the measurement date, based on the number of units granted and the market value of our common stock on that date.
     Net Loss per Common Share
     We compute net loss per share in accordance with SFAS No. 128, Earnings per Share, or SFAS No. 128. Under the provisions of SFAS No. 128, basic net loss per share is computed using the weighted average number of common shares outstanding during the period except that it does not include unvested common shares subject to repurchase. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options or upon the settlement of PSUs and RSUs, shares subject to issuance under our 2007 Employee Stock Purchase Program, or ESPP, and unvested common shares subject to repurchase or cancellation. The dilutive effect of outstanding stock options, PSUs and RSUs, and shares subject to issuance under the ESPP is reflected in diluted loss per share by application of the treasury stock method and on an if-converted basis from the date of issuance. Because the Company has been in a loss position in all periods shown, shares used in computing basic and diluted net loss per common share were the same for the three and six months ended August 31, 2009 and 2008, as the impact of all potentially dilutive securities outstanding was anti-dilutive.
     The following table presents the calculation of historical basic and diluted net loss per common share (in thousands, except per share data):

	Three Months Ended August 31,		Six Months Ended August 31,
	2009	2008	2009	2008
Net loss	$(3,145)	$(1,568)	$(6,867)	$(2,602)

Weighted average number of common shares outstanding	28,536	27,223	28,348	26,973
Weighted average number of common shares subject to repurchase	(1)	(19)	(2)	(22)

Shares used in computing net loss per common share, basic and diluted	28,535	27,204	28,346	26,951

Net loss per common share, basic and diluted	$(0.11)	$(0.06)	$(0.24)	$(0.10)

     The following weighted average outstanding shares subject to options to purchase common stock, PSUs and RSUs, shares subject to issuance under the ESPP, and common stock subject to repurchase were excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an anti-dilutive effect (in thousands):

	Three Months Ended August 31,		Six Months Ended August 31,
	2009	2008	2009	2008
Shares subject to options to purchase common stock, PSUs and RSUs, and shares subject to issuance under the ESPP	4,084	4,690	4,002	4,659
Common stock subject to repurchase	1	19	2	22

Total	4,085	4,709	4,004	4,681

     New Accounting Pronouncements
     In June 2009, the Financial Accounting Standards Board, or FASB, launched the FASB Accounting Standards Codification, or the Codification, as the single source of authoritative U.S. GAAP recognized by the FASB. The Codification reorganizes various U.S. GAAP pronouncements into accounting topics and displays them using a consistent structure. All existing accounting standards documents are superseded as described in SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, or SFAS No. 168. All of the contents of the Codification carry the same level of authority, effectively superseding SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, which identified and ranked the sources of accounting principles and the framework for selecting the principles used in preparing financial statements in conformity with U.S. GAAP. Also included in the Codification are rules and interpretive releases of the SEC, under authority of federal securities laws that are also sources of authoritative U.S. GAAP for SEC registrants. The Codification is effective for interim and annual periods ending after September 15, 2009. The Codification will have no impact on our financial statements other than changing the way specific accounting standards are referenced in our condensed consolidated financial statements.
     Recently Adopted Accounting Pronouncements
     In May 2009, the FASB issued SFAS No. 165, Subsequent Events, or SFAS No. 165, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. SFAS No. 165 requires an entity to recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet. For unrecognized subsequent events that must be disclosed to keep the financial statements from being misleading, an entity will be required to disclose the nature of the event as well as an estimate of its financial effect, or a statement that such an estimate cannot be made. In addition, SFAS No. 165 requires an entity to disclose the date through which subsequent events have been evaluated. SFAS No. 165 is effective for the interim or annual financial periods ending after June 15, 2009, and is required to be applied prospectively. We adopted the provisions of SFAS No. 165 in the quarter ended August 31, 2009. Our adoption of SFAS No. 165 had no impact on our condensed consolidated financial statements.
     In April 2009, the FASB issued three FASB Staff Positions, or FSPs, that are intended to provide additional application guidance and enhance disclosures about fair value measurements and impairments of securities. FSP No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, or FSP 157-4, clarifies the objective and method of fair value measurement even when there has been a significant decrease in market activity for the asset being measured. FSP No. 115-2 and FSP No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, establish a new model for measuring other-than-temporary impairments for debt securities, including criteria for when to recognize a write-down through earnings versus other comprehensive income. FSP No. 107-1 and APB 28-1, Interim Disclosures About Fair Value of Financial Instruments, expand the fair value disclosures required for all financial instruments within the scope of SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to interim periods. All of these FSPs are effective for interim and annual periods ending after June 15, 2009. We adopted these FSPs in the quarter ended August 31, 2009. Our adoption of these FSPs had no impact on our condensed consolidated financial statements.
     In November 2008, the FASB ratified EITF 08-7, Accounting for Defensive Intangible Assets, or EITF 08-7, which applies to purchased intangible defensive assets that the acquirer does not intend to actively use, but intends to hold to prevent its competitors from obtaining access to the asset. EITF 08-7 clarifies that defensive intangible assets are separately identifiable and should be accounted for as a separate unit of accounting in accordance with SFAS No. 141(R) and SFAS No. 157, Fair Value Measurements. EITF 08-7 is effective for intangible assets purchased in fiscal years beginning on or after December 15, 2008. We adopted EITF 08-7 in March 2009. Our adoption of EITF 08-7 did not impact our current condensed consolidated financial statements, but may change the accounting treatment associated with business combinations on a prospective basis.
     In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets, or FSP 142-3, which amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, Goodwill and Other Intangible Assets. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. We adopted FSP 142-3 in March 2009 and there was no impact on our condensed consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, or SFAS No. 141(R), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree in a business combination. SFAS No. 141(R) also establishes principles around how goodwill acquired in a business combination or a gain from a bargain purchase should be recognized and measured, as well as provides guidelines on the disclosure requirements on the nature and financial impact of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. In April 2009, the FASB issued FSP No.1 41(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise From Contingencies, or FSP 141(R)-1, which amends SFAS No. 141(R) by establishing a model to account for certain pre-acquisition contingencies. Under the FSP 141(R)-1, an acquirer is required to recognize at fair value an asset acquired or a liability assumed, which arises from a contingency, in a business combination, if the acquisition-date fair value of that asset or a liability assumed can be determined during the measurement period. If the acquisition-date fair value cannot be determined, then the acquirer should follow the recognition criteria in SFAS No. 5, Accounting for Contingencies, and FASB Interpretation No. 14, Reasonable Estimation of the Amount of a Loss — an interpretation of FASB Statement No. 5. FSP 141(R)-1 has the same effective date as SFAS No. 141(R). We adopted SFAS No. 141(R) and FSP 141(R)-1 in March 2009. Because we did not complete any business combination activities in the six months ended August 31, 2009, the adoption of SFAS No. 141(R) and FSP 141(R)-1 did not impact our current condensed consolidated financial statements, but will change the accounting treatment for business combinations on a prospective basis. The adoption of SFAS No. 141(R) for future business combinations will result in the recognition of certain types of expenses in our results of operations that are currently capitalized pursuant to existing accounting standards, among other potential impacts.
2. Acquisition
     In February 2009, we acquired all of the issued and outstanding capital stock of privately-held Connect3 Systems, Inc., or Connect3, a provider of advertising planning and execution software, for a purchase price of approximately $13.5 million, which consisted of $13.3 million cash consideration and $201,000 of acquisition costs. We paid approximately $11.3 million of the consideration in March 2009, and paid an additional $1.0 million in August 2009 that had been withheld to secure certain indemnification obligations. The remaining $1.0 million, less any amounts used to satisfy any claims for indemnification that we may make for certain breaches of representations, warranties and covenants, will be distributed to the former Connect3 shareholders in June 2010.
     We recorded the assets acquired and liabilities assumed at fair market value in accordance with SFAS No. 141, Business Combinations. In allocating the purchase price based on estimated fair values, we preliminarily recorded approximately $11.4 million of goodwill, $4.7 million of identifiable intangible assets, $2.7 million of net liabilities, and $150,000 of in-process research and development. Although we believe the purchase price allocation is substantially complete, the finalization of certain reorganization costs or the settlement of tax-related issues, for example, could result in an adjustment to the allocation. In the six months ended August 31, 2009, we increased goodwill by $170,000 as a result of an increase in the estimated effort required to complete obligations under purchased in-progress customer contracts. The results of operations related to this acquisition are included in our consolidated financial statements from the date of acquisition. Pro forma results of the acquired business have not been presented as they were not material to our consolidated financial statements for all periods presented.
3. Balance Sheet Components
     Marketable Securities
     Marketable securities consisted of the following as of the dates indicated (in thousands):

	As of August 31, 2009
		Gross
	Amortized	Unrecognized	Aggregate
	Cost Basis	Holding Gains	Fair Value
Commercial paper	$1,499	$—	$1,499
Corporate bonds	5,695	33	5,728
Obligations of Government-Sponsored Enterprises (“GSEs”)	35,508	54	35,562

	$42,702	$87	$42,789

	As of February 28, 2009
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Aggregate
	Cost Basis	Holding Gains	Holding Losses	Fair Value
Commercial paper	$6,291	$2	$—	$6,293
Corporate bonds	12,314	41	(10)	12,345
Obligations of GSEs	23,724	102	(10)	23,816
Treasury bills	11,983	14	—	11,997

	$54,312	$159	$(20)	$54,451

     Historically, all investments have been held to maturity, and thus, there were no gains or losses recognized during the periods presented. At August 31, 2009 and February 28, 2009, we held no auction rate or asset-backed securities and all securities mature within one year. We have the ability and intent to hold these investments to maturity and do not believe any of the marketable securities are impaired based on our evaluation of available evidence as of August 31, 2009 and through the time of filing of this Quarterly Report on Form 10-Q. We expect to receive all principal and interest on all of our investment securities.
     Accounts Payable and Accrued Expenses
     Accounts payable and accrued expenses consisted of the following as of the date indicated (in thousands):

	As of	As of
	August 31,	February 28,
	2009	2009
Accounts payable	$2,959	$2,822
Accrued professional services	828	640
Income taxes payable	39	50
Other accrued liabilities	1,797	1,837
Accrued compensation	6,541	7,613

Total accounts payable and accrued expenses	$12,164	$12,962

4. Goodwill and Purchased Intangible Assets
     Goodwill
     We record goodwill as the excess of the acquisition purchase price over the fair value of the tangible and identifiable intangible assets acquired. At August 31, 2009 and February 28, 2009, we had $16.7 million and $16.5 million, respectively, of goodwill from our acquisitions of Connect3 in February 2009 and TradePoint Solutions, Inc., or TradePoint, in November 2006. In accordance with SFAS No. 142, we do not amortize goodwill, but perform an annual impairment review during our third fiscal quarter, or more frequently if indicators of potential impairment arise. Following the criteria of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, and SFAS No. 142, we have a single operating segment and consequently evaluate goodwill for impairment based on an evaluation of the fair value of our company as a whole. We evaluated our goodwill in November 2008 and recognized no impairment charges as a result of the review. We observed no impairment indicators through August 31, 2009.
     Purchased Intangible Assets
     We record purchased intangible assets at their respective estimated fair values at the date of acquisition. Intangible assets are being amortized on a straight-line basis over a remaining weighted average period of 2.3 years. Amortization expense related to the purchased intangible assets was approximately $1.1 million and $2.1 million in the three and six months ended August 31, 2009, respectively, and approximately $484,000 and $725,000 in the three and six months ended August 31, 2008, respectively. We evaluate the remaining useful lives of intangible assets on a periodic basis to determine whether events or circumstances warrant a revision to the remaining estimated amortization period. We observed no impairment indicators through August 31, 2009.

5. Commitments and Contingencies
     Commitments
     At August 31, 2009, we had a $200,000 irrevocable letter of credit outstanding in connection with a non-cancelable operating lease commitment to our landlord that automatically renews until the lease expires in February 2010. We secured the letter of credit using our existing revolving line of credit, as described in Note 6. In September 2009, an additional irrevocable letter of credit in the amount of approximately $917,000 was issued in connection with a new operating lease agreement. See Note 13.
     Legal Proceedings
     We are from time to time involved in legal matters that arise in the normal course of business. Based on information currently available, we do not believe that the ultimate resolution of any current matters, individually or in the aggregate, will have a material adverse effect on our business, financial condition or results of operations.
6. Debt
     In connection with our acquisition of TradePoint in November 2006, we issued a $1.8 million promissory note to former TradePoint shareholders. At August 31, 2009, $434,000 remained outstanding and payable thereunder, awaiting instructions by the former TradePoint shareholders as to how to allocate and distribute the proceeds.
     In May 2009, we amended our revolving line of credit that we had entered in April 2008 with a financial institution to, among other things, extend the maturity date of the loan agreement and to increase the revolving line of credit from $15.0 million to $20.0 million. The amended revolving line of credit can be used to (a) borrow revolving loans, (b) issue letters of credit, and (c) enter into foreign exchange contracts. Revolving loans may be borrowed, repaid, and reborrowed until May 2012. Amounts borrowed will bear interest, at our option at the time of borrowing, at either (1) a floating per annum rate equal to the financial institution’s prime rate, or (2) the greater of (A) the LIBOR rate plus 250 basis points or (B) a per annum rate equal to 4.0%. A default interest rate shall apply during an event of default at a rate per annum equal to 500 basis points above the otherwise applicable interest rate. The line of credit is collateralized by substantially all of our assets and requires us to comply with working capital, net worth, and other non-financial covenants, including limitations on indebtedness and restrictions on dividend distributions, among others. In May 2009, the available balance was reduced by $200,000 to $19.8 million to secure a non-cancelable operating lease commitment. In September 2009, the available balance was further reduced by approximately $917,000 to approximately $18.9 million to secure a new operating lease commitment. Throughout the period ended August 31, 2009, we were in compliance with all loan covenants and we had no outstanding borrowings under the line of credit.
7. Stock-Based Compensation
     Equity Incentive Plans
     1999 Equity Incentive Plan
     In December 1999, our Board of Directors adopted the 1999 Equity Incentive Plan (the “1999 Plan”). We ceased issuing awards under the 1999 Plan upon the completion of our Initial Public Offering, or IPO, in August 2007. The 1999 Plan provided for incentive or nonstatutory stock options, stock bonuses, and rights to acquire restricted stock to be granted to employees, outside directors, and consultants. As of August 31, 2009, options to purchase 4,972,685 shares were outstanding under the 1999 Plan. Such options are exercisable as specified in each option agreement, generally vest over four years, and expire no more than ten years from the date of grant. If options awarded under the 1999 Plan are forfeited or repurchased, then shares underlying those options will no longer be available for awards.
     2007 Equity Incentive Plan
     In May 2007, our Board of Directors adopted, and in July 2007 our stockholders approved, the 2007 Equity Incentive Plan (the “2007 Plan”). The 2007 Plan became effective upon our IPO. The 2007 Plan, which is administered by the Compensation Committee of our Board of Directors, provides for stock options, stock units, restricted shares, and stock appreciation rights to be granted to employees, non-employee directors and consultants. We initially reserved 3.0 million shares of our common stock for issuance under the 2007 Plan. In addition, on the first day of each fiscal year commencing with fiscal year 2009, the aggregate number of shares reserved for issuance under the 2007 Plan automatically increases by a number equal to the lowest of a) 5% of the total number of shares of common stock then outstanding, b) 3,750,000 shares, or c) a number determined by our Board of Directors.

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
     Performance Stock Units (“PSUs”)
     PSUs are awards under the 2007 Plan that entitle the recipient to receive shares of our common stock upon vesting and settlement of the awards pursuant to certain performance and time-based vesting criteria set by our Compensation Committee.
     In August 2007, our Compensation Committee granted 1,000,000 PSUs to certain of our executive officers and other key employees. These PSU grants are divided into two tranches. The first tranche consisted of 30% of each grant, and related to fiscal 2008 company performance and subsequent individual service requirements. The second tranche consisted of the remaining 70% of each grant, and related to fiscal 2009 company performance and subsequent individual service requirements. These PSUs may vest over a period of up to 29 months ending on January 15, 2010. As of August 31, 2009, there were 167,792 shares subject to outstanding PSUs from the August 2007 grant.
     In March 2008, our Compensation Committee granted 160,000 PSUs to our chief executive officer. This PSU grant consisted of a single tranche and related to fiscal 2009 company performance metrics and subsequent individual service requirements. As of August 31, 2009, there were 52,000 shares subject to outstanding PSUs from the March 2008 grant.
     In May and June 2009, our Compensation Committee granted 901,000 and 25,000 PSUs, respectively, to certain of our executive officers and other employees. These PSU grants consisted of a single tranche and related to fiscal 2010 company performance objectives and subsequent individual service requirements over a period of up to 23 months, subject to each grantee’s continued service. As of August 31, 2009, there were 924,500 shares subject to outstanding PSUs from the May and June 2009 grants.
     Restricted Stock Units (“RSUs”)
     RSUs are awards under the 2007 Plan that entitle the recipient to receive shares of our common stock upon vesting and settlement of the awards pursuant to time-based vesting criteria set by our Compensation Committee. In the fiscal quarter ended May 31, 2008, our Compensation Committee granted 545,900 RSUs to our executive officers and certain other employees. All of these RSUs will vest on April 15, 2010, subject to each grantee’s continued service. As of August 31, 2009, there were 491,850 shares subject to outstanding RSUs.
     A summary of the activity for the six months ended August 31, 2009 under our 1999 Plan and 2007 Plan follows:

	Shares	Shares Subject	Weighted Average
	Available	to Options	Option Exercise
	for Grant	Outstanding	Price per Share
	(Shares in thousands)
Balance at February 28, 2009	604	7,732	$5.20
Additional shares authorized	1,403	—	—
Options granted	(383)	383	8.06
Performance stock units granted	(926)	—	—
Options exercised	—	(404)	2.10
1999 Plan options cancelled/forfeited (1)	—	(61)	6.83
2007 Plan options cancelled/forfeited	122	(122)	9.61
Performance and restricted stock units cancelled/forfeited	248	—	—

Balance at August 31, 2009	1,068	7,528	5.43

(1)	Under the terms of the 1999 Plan, shares underlying cancelled or forfeited options are no longer available for awards.

     Employee Stock Purchase Plan (“ESPP”)
     In May 2007 our Board of Directors adopted, and in July 2007 our stockholders approved, the 2007 Employee Stock Purchase Plan. Under the ESPP, eligible employees may purchase shares of common stock at a price per share equal to 85% of the lesser of the fair market values of our common stock at the beginning or end of the applicable offering period. The initial offering period commenced on August 8, 2007 and ended on April 15, 2008. Each subsequent offering period lasts for six months. We initially reserved 500,000 shares of our common stock for issuance under the ESPP. In addition, on the first day of each fiscal year commencing with fiscal year 2009, the aggregate number of shares reserved for issuance under the ESPP shall automatically increase by a number equal to the lowest of a) 1% of the total number of shares of common stock then outstanding, b) 375,000 shares, or c) a number determined by our Board of Directors. As of August 31, 2009, a total of 807,118 shares were available for issuance under the ESPP.
     Stock-Based Compensation Expense Associated with Awards to Employees
     We have issued employee stock-based awards in the form of stock options, PSUs, RSUs, and shares subject to the ESPP. We measure the value of stock options and shares subject to the ESPP based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). We measure the value of the PSUs and RSUs at fair value on the measurement date, based on the number of units granted and the market value of our common stock on that date. The fair value of the PSUs granted in August 2007, March 2008, May 2009, and June 2009 was approximately $10.0 million, $1.7 million, $6.8 million, and $239,000, respectively, and the total fair value of the RSUs granted in the six months ended August 31, 2009 was approximately $5.7 million.
     We amortize the fair value, net of estimated forfeitures, as stock-based compensation expense on a straight-line basis over the vesting period. In the three months ended August 31, 2009 and 2008, we recognized total stock-based compensation expenses of approximately $2.8 million and $2.2 million, respectively. In the six months ended August 31, 2009 and 2008, we recognized total stock-based compensation expenses of approximately $5.3 million and $4.0 million, respectively. We estimate forfeitures for our stock options, PSUs, and RSUs at the time of grant. At the end of each reporting period, we evaluate the probability of the service condition being met and revise those estimates based on actual results, taking into account cancellations related to terminations, as applicable to each award. In addition, for PSUs granted, we evaluate the probability of meeting the performance criteria at the end of each reporting period to determine how much compensation expense to record. The estimation of whether the performance targets and service periods will be achieved requires judgment. To the extent actual results or updated estimates differ from our current estimates, either (a) the cumulative effect on current and prior periods of those changes will be recorded in the period those estimates are revised, or (b) the change in estimate will be applied prospectively. In each of the three months ended May 31, 2008 and August 31, 2008, we recorded cumulative effect adjustments that resulted in a decrease to stock-based compensation expense of approximately $940,000 and $253,000, respectively. In the three months ended August 31, 2009, we recorded cumulative effect adjustments which resulted in a decrease to stock-based compensation expense of approximately $80,000. There was no such adjustment in the three months ended May 31, 2009.
     We use the Black-Scholes pricing model to determine the fair value of our stock options and ESPP shares. The determination of the fair value of stock-based awards on the date of grant using this pricing model is affected by our stock price as well as by assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the options and awards, actual and projected employee stock option exercise behaviors, risk-free interest rates, and expected dividends. The grant date fair value of PSUs and RSUs, and the estimated grant date fair values of the employee and non-employee director stock options and ESPP shares, as well as the assumptions used to calculate them, are set forth in the table below:

	Weighted				Weighted Average per
	Average	Expected			Share Fair Value of
	Expected	Stock	Risk-free	Expected	Options/FMV of
	Term	Price	Interest	Dividend	Awards Granted
	(in years)	Volatility	Rate	Yield	During the Period
Three months ended August 31, 2009 (1)
Stock options	4.3	66%	2.1%	0%	$4.60
PSUs	n/a	n/a	n/a	n/a	$9.55
Three months ended August 31, 2008 (1)(2)
Stock options	4.2	53%	2.8%	0%	$4.03
Six months ended August 31, 2009 (2)
Stock options	4.3	65%	1.9%	0%	$4.10
PSUs	n/a	n/a	n/a	n/a	$7.64
ESPP	0.5	95%	0.3%	0%	$3.08
Six months ended August 31, 2008
Stock options	4.2	46%	3.0%	0%	$3.73
PSUs	n/a	n/a	n/a	n/a	$10.37
RSUs	n/a	n/a	n/a	n/a	$10.40
ESPP	0.5	43%	2.0%	0%	$1.94

(1)	No ESPP shares were issued in the three months ended August 31, 2009 and 2008.

(2)	No RSUs were granted in the six months ended August 31, 2009, and no RSUs and PSUs were granted in the three months ended August 31, 2008.
     The following table summarizes gross unrecognized stock-based compensation expenses as of August 31, 2009, excluding estimated forfeitures, related to unvested stock options granted after March 1, 2006, PSUs, and RSUs:

	Unrecognized	Remaining
	Stock-Based	Weighted Average
	Compensation	Recognition Period
	(in millions)	(in years)
Stock options granted after March 1, 2006	$10.0	2.4
PSUs	3.6	1.1
RSUs	1.7	0.6

	$15.3	1.9

     As of August 31, 2009, approximately $80,000 of unrecognized compensation expense related to our ESPP offering period that began April 16, 2009 was expected to be recognized through the end of the offering period ending October 15, 2009.
8. Income Taxes
     In the three and six months ended August 31, 2009, we recorded income tax expense of approximately $8,000 and $27,000, respectively, compared to $12,000 and $92,000 in the corresponding periods of the prior year. The effective tax rate for the three and six months ended August 31, 2009 was less than 1% based on our estimated taxable income for the year. We recorded tax expense primarily for state minimum taxes and foreign taxes. The income tax expense in the corresponding period of the prior year was for federal alternative minimum income taxes, state income taxes in states where we have no net operating loss carryforwards, and foreign taxes.
     We record liabilities related to uncertain tax positions in accordance with the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes. There were no material changes to our unrecognized tax benefits in the three and six months ended August 31, 2009 and we do not expect to have any significant changes to unrecognized tax benefits over the next twelve months. Because of our history of operating losses, all years remain open to audit.
9. Derivative Financial Instruments
     We maintain a foreign currency risk management strategy that includes the use of derivative financial instruments designed to protect our economic value from the possible adverse effects of currency fluctuations. We do not enter into derivative financial instruments for speculative or trading purposes. To receive hedge accounting treatment under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, or SFAS No. 133, our hedging relationships are formally documented at the inception of the hedge, and the hedges must be highly effective in offsetting changes to future cash flows on hedged transactions both at the inception of the hedge and on an ongoing basis. We record the ineffective portion of the hedging instruments, if any, to other income (expense), net in the condensed consolidated statements of operations.
     In July 2008, we entered into two foreign currency forward contracts (“forward contracts”) to reduce our exposure in Euro denominated accounts receivable. We designated these forward contracts as cash flow hedges of foreign currency denominated firm commitments. Our objective in purchasing these forward contracts was to negate the impact of currency exchange rate movements on our operating results. We record effective spot-to-spot changes in these cash flow hedges in accumulated other comprehensive income until the hedged transaction takes place. One of our forward contracts matured and was settled in May 2009 (the “May 2009 Forward Contract”); the other matures in May 2010 (the “May 2010 Forward Contract”). The May 2010 Forward Contract has a notional principal of €1.2 million (or approximately $1.8 million). As of August 31, 2009, the fair value of the May 2010 Forward Contract was approximately $118,000 and was included in other current assets, net on our condensed consolidated balance sheet. As of February 28, 2009, the fair value of our forward contracts was approximately $642,000, of which $335,000 and $307,000 was included in other current assets and other assets, net on our consolidated balance sheet, respectively.
     The following table sets forth the change in the accumulated other comprehensive income associated with our forward contracts for the six months ended August 31, 2009 (in thousands):

			Gain
			Reclassified from	Accumulated
	Net Unrealized	Cumulative	Accumulated Other	Other
	Gain on	Implied Interest on	Comprehensive	Comprehensive
	Forward Contracts	Forward Contracts	Income Into Revenue	Income
Balance at February 28, 2009	$642	$40	$—	$682
Gain reclassified from accumulated comprehensive income into revenue	—	—	(34)	(34)
Change in net unrealized gain and cumulative implied interest on forward contracts	(284)	23	—	(261)

Balance at August 31, 2009	$358	$63	$(34)	$387

     In the three months ended August 31 2009, we reclassified $34,000 of the cumulative net unrealized gain associated with the May 2009 Forward Contract from accumulated other comprehensive income into revenue. We expect to reclassify approximately $237,000 remaining net unrealized gains associated with the May 2009 Forward Contract from accumulated other comprehensive income ratably into revenue over the next 21 months.
     Combined implied interest of approximately $85,000 on both forward contracts was excluded from effectiveness testing, in accordance with SFAS No. 133, and is being recorded using the straight line method over the terms of the forward contracts to interest expense and accumulated other comprehensive income. We did not incur any hedge ineffectiveness on our forward contracts in the three and six months ended August 31, 2009.
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
     In accordance with SFAS No. 157, we measure our foreign currency forward contracts at fair value using Level 2 inputs, as the valuation inputs are based on quoted prices of similar instruments in active markets and do not involve management judgment.
     The following table summarizes the amounts measured at fair value as of August 31, 2009 (in thousands):

		Significant Other
		Observable Inputs
Description	Total	(Level 2)
Assets:
Foreign currency forward contracts(1)	$118	$118

(1)	Included in other current assets, net on our condensed consolidated balance sheet.

11. Comprehensive Loss
     The following table summarizes the calculation and components of comprehensive loss, net of taxes (in thousands):

	Three Months Ended August 31,		Six Months Ended August 31,
	2009	2008	2009	2008
Net loss	$(3,145)	$(1,568)	$(6,867)	$(2,602)
Gain reclassified from accumulated comprehensive income into revenue	(34)	—	(34)	—
Change in net unrealized gain and cumulative implied interest on forward contracts	(17)	249	(261)	249

Total comprehensive loss	$(3,196)	$(1,319)	$(7,162)	$(2,353)

12. Restructuring Charges
     In the six months ended August 31, 2009, we recorded approximately $278,000 of expenses associated with the reduction of our workforce as a result of synergies gained through the acquisition of Connect3 and an office closure. Expenses associated with these actions were primarily for severance payments, outplacement services, and the remaining office lease obligation. All of the expenses associated with the restructuring have been paid as of August 31, 2009.
13. Subsequent Events
     In September 2009, we entered into a lease agreement for office space in San Mateo, California that we intend to use as our new corporate headquarters. The term of the lease runs from December 1, 2009 through November 30, 2017, subject to our right to terminate the lease upon payment of certain termination fees effective as of November 30, 2014. The aggregate minimum lease commitment under the lease is approximately $10.1 million. We have provided the lessor a $223,000 cash security deposit and a $917,000 letter of credit to secure our obligations under the lease. The lessor has provided us with a tenant improvement allowance up to $265,000, and has agreed to assume approximately $200,000 of our remaining payment obligations under the existing sublease for our current corporate headquarters in San Carlos, California.
     In addition, in September 2009, we entered into equipment and facility operating leases associated with our new data center in Mesa, Arizona. The aggregate future minimum lease payments are approximately $1.5 million.
     We have evaluated subsequent events through the time of filing this Quarterly Report on Form 10-Q. Other than as described above, we are not aware of any significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on our condensed consolidated financial statements, or that required recognition or disclosure in our condensed consolidated financial statements.
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
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto appearing elsewhere in this Form 10-Q and with the consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations appearing in our Annual Report on Form 10-K for the fiscal year ended February 28, 2009.

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
     Our solutions consist of software services and complementary analytical services, and analytical insights derived from the same platform that supports our software services. We offer our solutions individually or as a suite of integrated software services. Our solutions for the retail and CP industries include DemandTec Lifecycle Price Optimization(TM), DemandTec End-to-End Promotion Management(TM), DemandTec Assortment & Space(TM), DemandTec Targeted Marketing(TM) and DemandTec Trade Effectiveness(TM). The DemandTec TradePoint Network(TM) connects our solutions for the retail and CP industries. We were incorporated in November 1999 and began selling our software in fiscal 2001. Our revenue has grown from $9.5 million in fiscal 2004 to $75.0 million in fiscal 2009, and was $39.3 million for the six months ended August 31, 2009. Our operating expenses have also increased significantly during these same periods. We have incurred losses to date and had an accumulated deficit of approximately $84.2 million at August 31, 2009.
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
     Our software service agreements with retailers and CP companies are often large contracts that generally are one to three years in length. The annual contract value for each retail and CP company customer agreement is largely related to the size of the customer, and therefore, the average contract value can fluctuate from period to period. These retail and CP customer agreements can create significant variability in the aggregate annual contract value of customer agreements signed in any given fiscal quarter. Our Advanced Deal Management agreements with CP companies that leverage the DemandTec TradePoint Network are principally one year in length and much smaller in annual and aggregate contract value than our other CP company customer software services contracts and our retail contracts. In many of our prior fiscal years, the agreements we have signed in the first fiscal quarter of such fiscal year have had an aggregate annual contract value less than that of the agreements signed in the preceding fiscal fourth quarter. In addition, the aggregate contract value of agreements signed can fluctuate significantly on a quarterly basis within any given fiscal year. A significant percentage of our new customer agreements are entered into during the last month, weeks, or even days of each quarter-end.
     We are headquartered in San Carlos, California, and have sales and marketing offices in North America and Europe. In September 2009, we entered into a lease agreement for office space in San Mateo, California that we intend to use as our new corporate headquarters. We sell our software through our direct sales force and receive a number of customer prospect introductions through third-parties such as systems integrators and a data syndication company. In the six months ended August 31, 2009, approximately 86% of our revenue was attributable to sales of our software to companies located in the United States. Our ability to achieve profitability will be affected by our revenue as well as our other operating expenses associated with growing our business. Our largest category of operating expenses is research and development expenses, and the largest component of our operating expenses is personnel costs.
     During fiscal 2009 and the first half of fiscal 2010, the economic environment has deteriorated compared to prior periods and has resulted in the signing of some new and renewal customer contracts taking longer, some customers or potential customers not entering into new or renewal contracts, and some customers renewing at lower prices. We have not seen any noticeable improvement in sales cycles, although there are indications from customers and prospects that interest in our products and services remains high. We currently have little evidence to suggest that the macro environment will improve in the near term. The magnitude of the economic downturn’s impact on our future revenue growth rates is currently unknown. Accordingly, our cash flow generation will continue to remain challenging and unpredictable.
     In February 2009, we acquired Connect3 Systems, Inc., a provider of advertising planning and execution software. The Connect3 product suite, which Connect3 offered on an installed, behind-the-firewall basis, is being replatformed into the DemandTec End-to-End Promotion Management(TM) solution, which supports retailers’ end-to-end promotion planning process. The aggregate purchase price was approximately $13.5 million, of which $12.5 million was paid during the six months ended August 31, 2009. In addition, we paid off approximately $1.3 million of notes payable held by a former Connect3 officer. We will amortize intangible assets associated with the Connect3 acquisition over one to two and a half years on a straight-line basis, which, absent any impairment, will result in amortization expense of approximately $2.3 million, $1.8 million, and $626,000 in fiscal 2010, 2011, and 2012, respectively.
     In the six months ended August 31, 2009, we announced the planned introduction of our “nextGEN” strategy, which combines category, brand and shopper insights to provide customers a unified understanding of shopper behavior and the ability to leverage those insights to make better business decisions on pricing, promotion, assortment and collaboration with their vendors.
     In the six months ended August 31, 2009, we recorded approximately $278,000 of expense associated with the reduction of our workforce as a result of synergies gained through the acquisition of Connect3 and an office closure. We expect to incur additional restructuring costs associated with an office consolidation in the remainder of fiscal 2010.
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
     During the three and six months ended August 31, 2009, there were no significant changes in our critical accounting policies. During each of the three month periods ended May 31, 2008, August 31, 2008 and August 31, 2009, we changed our estimate of the number of shares expected to vest in calculating stock-based compensation expense. Please refer to Note 7 of Notes to Consolidated Financial Statements included herein for a more complete discussion of the changes in estimates. Also, please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended February 28, 2009 and Note 1 of Notes to Consolidated Financial Statements included herein for a more complete discussion of our critical accounting policies and estimates.
     Results of Operations
     Revenue
     We derive all of our revenue from customer agreements that cover the use of our software and various services associated with our customers’ use of our software. We recognize all revenue ratably over the term of the agreement. Our agreements are generally non-cancelable, but customers typically have the right to terminate their agreement for cause if we materially breach our obligations under the agreement and, in certain situations, may have the ability to extend the duration of their agreement on pre-negotiated terms. We invoice our customers in accordance with contractual terms, which generally provide that our customers are invoiced in advance for annual use of our software. We generally provide certain implementation services on a fixed fee basis and invoice our customers in advance. In addition, we also provide implementation and training services on a time and materials basis and invoice our customers monthly in arrears. Our payment terms typically require our customers to pay us within 30 days of the invoice date.

	Three Months Ended August 31,		Six Months Ended August 31,
	2009	2008	2009	2008
	(in thousands)
Revenue	$19,796	$18,632	$39,341	$36,686

     Three and Six Months Ended August 31, 2009 Compared to the Three and Six Months Ended August 31, 2008. Revenue for the three and six months ended August 31, 2009 increased approximately $1.2 million and $2.7 million, or 6.2% and 7.2%, respectively, over the corresponding periods of the prior year.
     Revenue from new customers was approximately $1.0 million and $1.9 million in the three and six months ended August 31, 2009, respectively, and revenue from existing customers increased approximately $180,000 and $791,000 in the three and six months ended August 31, 2009 over the corresponding periods of the prior year. New customers are those that did not contribute any revenue in the three and six months ended August 31, 2008. Existing customers are those that contributed revenue in each of the periods presented. Our revenue growth depends on our ability to attract new customers and to retain the existing revenues from our current customers over time. During fiscal 2009 and the first half of fiscal 2010, the economic environment has deteriorated compared to prior periods and has resulted in the signing of some new and renewal customer contracts taking longer, some customers or potential customers not entering into new or renewal contracts, and some customers renewing at lower prices. The deteriorating economic environment has had an adverse impact on our revenue growth rates. The magnitude of its impact on our future revenue growth rates and/or upon the revenue contribution between our existing and new customers is currently unknown.
     In the three and six months ended August 31, 2009, revenue from customers located outside the United States represented 13% and 14%, respectively, of revenue compared to 14% in each of the corresponding periods of the prior year. We expect that, in the future, revenue from customers outside the United States will increase as a percentage of total revenue on an annual basis.
     In both of the three and six months periods ended August 31, 2009, revenue from retail customers represented 82% of revenue and revenue from CP companies represented 18% of revenue. In the three and six months ended August 31, 2008, revenue from retail customers represented 85% and 86%, respectively, of revenue and revenue from CP companies represented 15% and 14%, respectively, of revenue. In the future, we expect that revenue from CP companies will increase as a percentage of total revenue on an annual basis.
Cost of Revenue
     Cost of revenue includes expenses related to data centers, depreciation expenses associated with computer equipment and software, compensation and related expenses of operations, technical customer support, production operations and professional services personnel, amortization of purchased intangible assets, and allocated overhead expenses. We have contracts with two third parties for the use of their data center facilities, and our data center costs principally consist of the amounts we pay to these third parties for rack space, power and similar items. Amortization of purchased intangible assets principally relates to developed technology acquired in the Connect3 and TradePoint acquisitions. We allocate overhead costs, such as rent and occupancy costs, employee benefits, information management costs, and legal and other costs, to all departments predominantly based on headcount. As a result, we include allocated overhead expenses in cost of revenue and each operating expense category.

	Three Months Ended August 31,		Six Months Ended August 31,
	2009	2008	2009	2008
	(dollars in thousands)
Revenue	$19,796	$18,632	$39,341	$36,686
Cost of revenue	6,300	5,846	13,004	11,501
Gross profit	13,496	12,786	26,337	25,185
Gross margin	68.2%	68.6%	66.9%	68.7%
     Three and Six Months Ended August 31, 2009 Compared to the Three and Six Months Ended August 31, 2008. Cost of revenue in the three and six months ended August 31, 2009 increased approximately $454,000 and $1.5 million, or 7.8% and 13.1%, respectively, over the corresponding periods of the prior year. The increase was primarily due to increased personnel costs and amortization of purchased intangible assets.
     Personnel costs include all compensation, employee benefits, and stock-based compensation expenses. Personnel costs increased approximately $286,000 and $911,000 in the three and six months ended August 31, 2009 over the corresponding periods of the prior year, mainly due to an increase in headcount during the 12 months ended August 31, 2009. Headcount in consulting and support services, and production operations increased from 89 at August 31, 2008 to 100 at February 28, 2009, primarily due to the acquisition of Connect3, and then declined to 89 at August 31, 2009 as a result of our restructuring activities. In addition, expense associated with the amortization of purchased intangible assets increased $312,000 and $626,000 in the three and six months ended August 31, 2009, respectively, over the corresponding periods of the prior year due to the acquisition of Connect3 in February 2009. The increase in personnel costs and amortization of intangible assets was partially offset by a decrease of $230,000 and $371,000 in travel-related costs in the three and six months ended August 31, 2009, respectively, primarily due to efforts to control travel costs such as by reducing or eliminating conferences, offsite events, and non-billable travel.

     Our gross margin decreased to 68.2% and 66.9% in the three and six months ended August 31, 2009 compared to the corresponding periods of the prior year, as our revenue increase was offset by higher personnel costs and the amortization of purchased intangible assets, primarily resulting from our acquisition of Connect3. In the future, we expect that our gross margin will increase as we continue to grow our customer base and gain economies of scale.
     Research and Development Expenses
     Research and development expenses include personnel costs for our research, product management and software development personnel, and allocated overhead expenses. We devote substantial resources to extending our existing software applications as well as to developing new software.

	Three Months Ended August 31,		Six Months Ended August 31,
	2009	2008	2009	2008
	(dollars in thousands)
Research and development	$7,997	$6,610	$16,153	$13,113
Percent of revenue	40.4%	35.5%	41.1%	35.7%
     Three and Six Months Ended August 31, 2009 Compared to the Three and Six Months Ended August 31, 2008. Research and development expenses in the three and six months ended August 31, 2009 increased approximately $1.4 million and $3.0 million, or 21.0% and 23.2%, respectively, over the corresponding periods of the prior year, primarily due to increased personnel costs and allocated overhead costs.
     Personnel costs increased approximately $1.2 million and $2.5 million, respectively, in the three and six months ended August 31, 2009 over the corresponding periods of the prior year, mainly due to an increase in headcount to 140 at August 31, 2009 from 98 at August 31, 2008, primarily as a result of the acquisition of Connect3 in February 2009. Research and development related stock-based compensation expense, which is a component of personnel costs, was $948,000 and $1.8 million, respectively, in the three and six months ended August 31, 2009 compared to $580,000 and $1.2 million, respectively, in the three and six months ended August 31, 2008. The increase in stock-based compensation expense was primarily associated with equity awards granted since September 2008. Allocated overhead expenses increased $264,000 and $520,000, respectively, in the three and six months ended August 31, 2009 over the corresponding periods of the prior year, primarily due to the headcount increases. The increase in personnel costs and allocated overhead costs in the three and six months ended August 31, 2009 was partially offset by a decrease in third-party contractor and consulting expenses of approximately $98,000 and $104,000, respectively, as a result of negotiating lower contract rates on recurring services.
     We intend to continue to invest significantly in our research and development efforts because we believe these efforts are essential to maintaining our competitive position. In addition, we expect that stock-based compensation charges included in research and development expenses will vary over the long term depending on the timing and magnitude of equity incentive grants during each quarter and revisions to our estimates of the number of shares expected to vest. In the short term, we expect that research and development expenses will increase in absolute dollars and as a percentage of revenue. In the future, we expect that research and development expenses will increase in absolute dollars, but decrease as a percentage of revenue.
     Sales and Marketing Expenses
     Sales and marketing expenses include personnel costs for our sales and marketing personnel, including commissions and incentives, travel and entertainment expenses, marketing programs such as product marketing, events, corporate communications and other brand building expenses, and allocated overhead expenses.

	Three Months Ended August 31,		Six Months Ended August 31,
	2009	2008	2009	2008
	(dollars in thousands)
Sales and marketing	$5,414	$5,239	$10,845	$10,411
Percent of revenue	27.3%	28.1%	27.6%	28.4%

     Three and Six Months Ended August 31, 2009 Compared to the Three and Six Months Ended August 31, 2008. Sales and marketing expenses in the three and six months ended August 31, 2009 increased approximately $175,000 and $434,000, or 3.3% and 4.2%, respectively, over the corresponding periods of the prior year mainly due to increased consulting and marketing program costs, offset by a decrease in personnel costs.
     Marketing program and consulting costs increased approximately $379,000 and $504,000 in the three and six months ended August 31, 2009 over the corresponding periods of the prior year, primarily due to new service introductions, increased online marketing activities, and branding initiatives. Personnel costs decreased approximately $232,000 and $133,000 in the three and six months ended August 31, 2009 over the corresponding periods of the prior year, primarily due to decreased recruiting and commission expenses associated with reduced revenue growth.
     In the future, we expect that sales and marketing expenses will increase in absolute dollars as we hire additional personnel and spend more on marketing programs, but remain relatively constant or decrease slightly as a percentage of revenue. In addition, we expect that stock-based compensation charges included in sales and marketing expenses will vary over the long term depending on the timing and magnitude of equity incentive grants during each quarter and revisions to our estimates of the number of shares expected to vest.
     General and Administrative Expenses
     General and administrative expenses include personnel costs for our executive, finance and accounting, human resources, legal and information management personnel, third-party professional services, travel and entertainment expenses, other corporate expenses and overhead not allocated to cost of revenue, research and development expenses, or sales and marketing expenses. Third-party professional services primarily include outside legal, audit and tax related consulting costs.

	Three Months Ended August 31,		Six Months Ended August 31,
	2009	2008	2009	2008
	(dollars in thousands)
General and administrative	$2,786	$2,497	$5,160	$4,671
Percent of revenue	14.1%	13.4%	13.1%	12.7%
     Three and Six Months Ended August 31, 2009 Compared to the Three and Six Months Ended August 31, 2008. General and administrative expenses in the three and six months ended August 31, 2009 increased approximately $289,000 and $489,000, or 11.6% and 10.5%, respectively, over the corresponding periods of the prior year. The increases were primarily due to increased personnel costs and sales tax reserves, partially offset by decreased third-party professional service expenses.
     Personnel costs increased approximately $481,000 and $755,000 in the three and six months ended August 31, 2009 over the corresponding periods of the prior year, primarily due to an increase in headcount to 45 at August 31, 2009 from 37 at August 31, 2008, and stock-based compensation expense. General and administrative related stock-based compensation expense, which is a component of personnel costs, was $719,000 and $1.2 million respectively, in the three and six months ended August 31, 2009 compared to $430,000 and $798,000, respectively, in the three and six months ended August 31, 2008. The increase in stock-based compensation expense was primarily associated with equity awards granted since September 2008. Sales tax expenses increased $129,000 and $207,000 in the three and six months ended August 31, 2009 over the corresponding periods of the prior year as a result of increased sales tax exposure in certain states. Third party professional services expense decreased approximately $467,000 and $649,000 in the three and six months ended August 31, 2009, respectively, over the corresponding periods of the prior year, primarily due to lower Sarbanes-Oxley and audit related costs.
     In the future, we expect that general and administrative expenses will increase in absolute dollars as we continue to grow, but decrease slightly as a percentage of revenue. In addition, we expect that stock-based compensation charges included in general and administrative expenses will vary over the long term depending on the timing and magnitude of equity incentive grants during each quarter and revisions to our estimates of the number of shares expected to vest.
     Amortization of Purchased Intangible Assets

	Three Months Ended August 31,		Six Months Ended August 31,
	2009	2008	2009	2008
	(dollars in thousands)
Amortization of purchased intangible assets	$588	$331	$1,177	$420
Percent of revenue	3.0%	1.8%	3.0%	1.1%

     Three and Six Months Ended August 31, 2009 Compared to the Three and Six Months Ended August 31, 2008. Amortization of purchased intangible assets increased approximately $257,000 and $757,000, respectively, in the three and six months ended August 31, 2009 over the corresponding periods of the prior year. The increase was primarily due to our acquisition of Connect3 in February 2009 and our purchase of rights to develop assortment optimization technology in May 2008. Intangible assets associated with the Connect3 acquisition are being amortized over one to two and a half years starting from March 2009. The estimated average quarterly amortization expense for fiscal 2010, absent any impairment, is approximately $1.1 million, of which approximately $465,000 is attributed to cost of revenue. The quarterly amortization expense of all existing purchased intangible assets will decline significantly in fiscal 2011 and thereafter.
     Other Income, Net

	Three Months Ended August 31,		Six Months Ended August 31,
	2009	2008	2009	2008
	(in thousands)
Interest income	$162	$472	$391	$1,006
Interest expense	(31)	(20)	(62)	(23)
Other income (expense)	21	(117)	107	(63)

Other income, net	$152	$335	$436	$920

     Three and Six Months Ended August 31, 2009 Compared to the Three and Six Months Ended August 31, 2008. Other income, net decreased $183,000 and $484,000, respectively, in the three and six months ended August 31, 2009 over the corresponding periods of the prior year, primarily due to decreased interest income as a result of lower interest rates on invested cash balances and marketable securities. Offsetting the decline in interest income were exchange rate-related gains on our foreign currency denominated accounts receivable primarily due to the strengthening of the Euro against the U.S. dollar in the three and six months ended August 31, 2009. Such exchange-related gains are included in other income (expense).
     Provision for Income Taxes

	Three Months Ended August 31,		Six Months Ended August 31,
	2009	2008	2009	2008
	(in thousands)
Provision for income taxes	$8	$12	$27	$92
     Three and Six Months Ended August 31, 2009 Compared to the Three and Six and Months Ended August 31, 2008. In the three and six months ended August 31, 2009, we recorded income tax expense of approximately $8,000 and $27,000 compared to $12,000 and $92,000 in the corresponding periods of the prior year. The effective tax rate for the three and six months ended August 31, 2009 was less than 1% based on our estimated taxable income for the year. We recorded tax expenses primarily for state minimum taxes and foreign taxes. The income tax expense in the corresponding periods of the prior year was for federal alternative minimum income taxes, state income taxes in states where we have no net operating loss carryforwards, and foreign taxes.
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
     Stock-Based Compensation Expense
     Total stock-based compensation expense increased by approximately $596,000 and $1.2 million, respectively, in the three and six months ended August 31, 2009 over the corresponding periods of the prior year, mainly due to options granted to new and existing employees subsequent to August 31, 2008, PSUs granted in May and June 2009, and shares subject to our ESPP. The increase in each of the three and six months ended August 31, 2009 was partially offset by decreases in stock-based compensation expenses associated with the PSUs granted in August 2007 and March 2008, as most of these PSU awards were vested in prior periods and we revised our estimate of the number of awards expected to vest. See Note 7 of Notes to our Condensed Consolidated Financial Statements contained herein for further explanation of how we derive and account for these estimates. We expect that stock-based compensation expense will vary in the future depending upon the magnitude and timing of equity incentive grants and revisions to our estimates of the number of shares expected to vest.
Liquidity and Capital Resources
     At August 31, 2009, our principal sources of liquidity consisted of cash, cash equivalents, and marketable securities of $76.4 million, accounts receivable (net of allowance) of $4.6 million, and available borrowing capacity under our credit facility of $19.8 million, which was further reduced by approximately $917,000 as a result of a letter of credit issued in September 2009. At August 31, 2009, our marketable securities consisted of commercial paper, corporate bonds and obligations of government-sponsored enterprises and we had no auction rate securities and no investments in asset-backed securities.
     In May 2009, we amended our revolving line of credit that we had entered in April 2008 to, among other things, extend the maturity date of the loan agreement and to increase the revolving line of credit from $15.0 million to $20.0 million. The amended revolving line of credit includes a number of covenants and restrictions with which we must comply. For example, our ability to incur debt, grant liens, make investments, enter into mergers and acquisitions, pay dividends, repurchase our outstanding common stock, change our business, enter into transactions with affiliates, and dispose of assets is limited. To secure the line of credit, we have granted our lenders a first priority security interest in substantially all of our assets. At the filing date of this Form 10-Q, we were in compliance with all loan covenants and had no outstanding debt under the line of credit, and the available credit amount was approximately $18.9 million.

	Six Months Ended August 31,
	2009	2008
	(in thousands)
Net cash provided by operating activities	$1,375	$7,658
Net cash used in investing activities	(1,415)	(6,818)
Net cash provided by financing activities	101	1,588
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
     In the six months ended August 31, 2009, we generated approximately $1.4 million of net cash from operating activities compared to $7.7 million in the corresponding period of the prior year. As a result of current economic conditions, the signing of new and renewal customer contracts has been taking longer, and some customers have not renewed or have renewed existing agreements at lower prices. These conditions have resulted in lower deferred revenue and accounts receivable balances, and consequently decreased cash from operations by approximately $1.6 million compared to the corresponding period of the prior year. Further, our acquisition of Connect3 in February 2009 has increased headcount and related expenses in the six months ended August 31, 2009, resulting in higher net losses, after adjusting for non-cash related expenses, that were approximately $1.6 million higher than the corresponding period of the prior year. In addition, a reduction in accrued compensation resulted in a decrease of approximately $2.1 in cash from operations in the six months ended August 31, 2009 compared to the corresponding period of the prior year, as payments associated with our bonus program increased by approximately $1.2 million compared to the corresponding period of the prior year. Other working capital items decreased cash from operations in the six months ended August 31, 2009 by approximately $900,000 compared to the corresponding period of the prior year, primarily due to the timing of payments to vendors, which resulted in lower accounts payable balances.
     We anticipate that the economic environment will not improve in the near term, and as a result, signing of customer contracts and the collection of cash will continue to remain challenging and unpredictable, thereby impacting our cash flow generation.
     Investing Activities
     Our primary investing activities have been capital expenditures on equipment for our data centers, net purchases of marketable securities, and payments for the acquisition of businesses.

     In the six months ended August 31, 2009, we used $1.4 million of net cash in investing activities compared to $6.8 million in the corresponding period of the prior year, primarily due to $12.5 million cash payments associated with the Connect3 acquisition and $481,000 capital expenditures, offset by approximately $11.6 million of net cash inflow from maturities of marketable securities.
     Financing Activities
     Our primary financing activities have been issuances of common stock related to our IPO, the exercise of stock options, the sale of shares pursuant to our ESPP, and borrowings and repayments under our credit facilities.
     In the six months ended August 31, 2009, we received approximately $101,000 of net cash from financing activities, as the result of $1.4 million of cash proceeds from the issuance of common stock under our equity incentive plans, offset by the payment in full of approximately $1.3 million of notes payable held by a former Connect3 officer and principal shareholder.
     We believe that our cash, cash equivalents, and marketable securities balances at August 31, 2009, will be sufficient to fund our projected operating requirements for at least the next twelve months. We may need to raise additional capital or incur additional indebtedness to continue to fund our operations over the long term. Our future capital requirements will depend on many factors, including our rate of revenue growth, our rate of expansion of our workforce, the timing and extent of our expansion into new markets, the timing of introductions of new functionality and enhancements to our software, the timing and size of any acquisitions of other companies or assets and the continuing market acceptance of our software. We may enter into arrangements for potential acquisitions of complementary businesses, services or technologies, which also could require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.
Contractual Obligations
     Our principal commitments consist of obligations under operating leases for office space in the United States and abroad, merger consideration payable, and notes payable to former TradePoint and Connect3 shareholders.
     At August 31, 2009, the future minimum payments under these commitments, as well as payments due under our notes payable, were as follows:

	Payments Due by Period
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(In thousands)
Operating leases (1)	$12,265	$2,063	$4,546	$5,061	$595
Merger consideration payable to former Connect3 shareholders	1,000	1,000	—	—	—
Notes payable to former TradePoint shareholders	434	434	—	—	—

Total contractual obligations	$13,699	$3,497	$4,546	$5,061	$595

(1)	Includes approximately $10.1 million in future minimum lease payments associated with our new headquarters facility in San Mateo, California, and approximately $1.5 million in future minimum lease payments for equipment and facility operating leases associated with our new data center in Mesa, Arizona, all entered into in September 2009. See Note 13 of Notes to Condensed Consolidated Financial Statements.
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
Recent Accounting Pronouncements
     For information with respect to recent accounting pronouncements and the impact of these pronouncements on our condensed consolidated financial statements, see Note 1 of Notes to Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Foreign Currency Risk
     As we fund our international operations, our cash and cash equivalents could be affected by changes in exchange rates. To date, the foreign currency exchange rate effect on our cash and cash equivalents has not been significant.
     We operate internationally and generally our international sales agreements are denominated in the country of origin currency, and therefore our revenue and receivables are subject to foreign currency risk. Also, some of our operating expenses and cash flows are denominated in foreign currency and, thus, are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the exchange rates for the British Pound and the Euro. We periodically enter into foreign exchange forward contracts to reduce exposure in non-U.S. dollar denominated receivables. We formally assess, both at a hedge’s inception and on an ongoing basis, whether the derivatives used in hedging transactions are highly effective in negating currency risk. As of August 31, 2009, we had one outstanding forward foreign exchange contract to sell Euros for U.S. dollars in May 2010, with a notional principal of €1.2 million (or approximately $1.8 million). We do not enter into derivative financial instruments for speculative or trading purposes.
     We apply SFAS No. 52, Foreign Currency Translation, with respect to our international operations, which are primarily sales and marketing support entities. We have remeasured our accounts denominated in non-U.S. currencies using the U.S. dollar as the functional currency and recorded the resulting gains (losses) within other income (expense), net for the period. We remeasure all monetary assets and liabilities at the current exchange rate at the end of the period, non-monetary assets and liabilities at historical exchange rates, and revenue and expenses at average exchange rates in effect during the period. Our foreign currency gain was approximately $107,000 and $116,000 in the six months ended August 31, 2009 and 2008, respectively
     Interest Rate Sensitivity
     We had cash and cash equivalents totaling $33.7 million and marketable securities totaling $42.7 million at August 31, 2009. These amounts were invested primarily in government securities and corporate notes and bonds with credit ratings of at least A-1 or better, money market funds registered with the SEC under rule 2a-7 of the Investment Company Act of 1940, and interest-bearing demand deposit accounts. By policy, we limit the amount of credit exposure to any one issuer and we do not enter into investments for trading or speculative purposes. Our cash and cash equivalents and marketable securities are held and invested with capital preservation as the primary objective.
     Our cash equivalents and marketable securities are subject to market risk due to changes in interest rates. Fixed-rate interest securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. However, because we classify our marketable securities as “held-to-maturity,” no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other-than-temporary. We believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income, if any. For instance, a fluctuation in interest rates of 1.0% at August 31, 2009 would result in a change of approximately $700,000 in annual interest income.
Item 4. Controls and Procedures
     Evaluation of Disclosure Controls and Procedures
     We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2009, the end of the period covered by this Quarterly Report on Form 10-Q. This evaluation (the “controls evaluation”) was done under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Disclosure controls and procedures means controls and other procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed such that information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based on the controls evaluation, our CEO and CFO have concluded that as of August 31, 2009, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC and to ensure that material information relating to the Company and our consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.

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
     Changes in Internal Control over Financial Reporting
     No change in our internal control over financial reporting occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Internal control over financial reporting means a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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
     Factors that may affect our operating results include:
•	our ability to increase sales to existing customers and to renew agreements with our existing customers, particularly larger retail customers;

•	our ability to attract new customers, particularly larger retail customers and consumer products customers;

•	our ability to achieve success with our recently-announced “nextGEN” strategy;

•	changes in our pricing policies or those of our competitors, or pricing pressure on our software services;

•	outages and capacity constraints with our hosting partners;

•	fluctuations in demand for our software;

•	volatility in the sales of our solutions on a quarterly basis;

•	reductions in customers’ budgets for information technology purchases and delays in their purchasing cycles, particularly in light of recent deteriorating economic conditions;

•	our ability to develop and implement in a timely manner new software and enhancements that meet customer requirements;

•	our ability to hire, train and retain key personnel;

•	any significant changes in the competitive dynamics of our market, including new entrants or substantial discounting of products;

•	our ability to control costs, including our operating expenses;

•	any significant change in our facilities-related costs;

•	the timing of hiring personnel and of large expenses such as those for trade shows and third-party professional services;

•	general economic conditions in the retail and CP markets; and

•	the impact of a recession or any other adverse economic conditions on our business, including a delay in signing or a failure to sign significant customer agreements.
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
     In September 2009, we entered into a lease agreement for office space in San Mateo, California that we intend to use as our new corporate headquarters, replacing our existing corporate headquarters in San Carlos, California. The lease has an eight-year term commencing December 1, 2009 (subject to our right to terminate the lease after five years upon payment of certain termination fees), and has an aggregate minimum lease commitment of approximately $10.1 million. Upon commencement of this lease, we anticipate that our monthly rent payments will increase significantly both immediately and in the long term over our current monthly rent payments for our existing space, and that the quarterly real estate-related operating expenses that we incur will increase by approximately $275,000. If our revenue does not increase or our operating expenses do not decrease to offset this increase in real estate-related operating expenses, or if we are unable to find suitable tenants to sublease a significant portion of this space in the event we are unable to sufficiently grow our business in the future, then our results of operations and financial position will be materially adversely impacted.
     In addition, in the past, certain of our customers have filed for bankruptcy protection. For example, in March 2009, one of our customers, Bi-Lo LLC, filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. While we do not believe that any such bankruptcy filing to date has had a material impact on our results of operations in fiscal 2009 or in the six months ended August 31, 2009, it is possible that in the future any customers or potential customers seeking bankruptcy protection could seek to cancel their agreements with us, or could elect not to purchase new or additional services or renew such services with us, or could fail to pay us according to our contractual terms, any of which would negatively impact our results of operations or financial position in the future.
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
     We have a history of losses and have not achieved profitability in any fiscal year. We experienced net losses of $5.0 million, $4.5 million and $1.5 million in fiscal 2009, fiscal 2008 and fiscal 2007, respectively, and a net loss of $6.9 million in the six months ended August 31, 2009. At August 31, 2009, we had an accumulated deficit of $84.2 million. We may continue to incur net losses in the future. In addition, our cost of revenue and operating expenses may increase in future periods as we implement initiatives to continue to grow our business. If our revenue does not increase to offset these expected increases in cost of revenue and operating expenses, we will not be profitable. You should not consider our revenue growth in recent periods as indicative of our future performance. In fact, in future periods our revenue could decline. Accordingly, we cannot assure you that we will be able to achieve or maintain profitability in the future.
We depend on a small number of customers, which are primarily large retailers, and our growth, if any, depends upon our ability to add new and retain existing large customers.
     We derive a significant percentage of our revenue from a relatively small number of customers, and the loss of any one or more of those customers could decrease our revenue and harm our current and future operating results. Our retail customers accounted for 82% of our revenue in the six months ended August 31, 2009, and 86% of our revenue in fiscal 2009. In the six months ended August 31, 2009, our largest customer accounted for approximately 15% of our revenue, and in fiscal 2009 our three largest customers accounted for approximately 33% of our revenue. Although our largest customers may vary from period to period, we anticipate that we will continue to depend on revenue from a relatively small number of our retail customers. Further, our ability to grow revenue depends on our ability to increase sales to existing customers, to renew agreements with our existing customers and to attract new customers. If economic factors, including the recent global economic crisis, were to have a continued or increasingly negative impact on the retail market segment, it could reduce the amount that these customers spend on information technology, which would adversely affect our revenue and results of operations.
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
We may expand through acquisitions of other companies, which may divert our management’s attention and result in unexpected operating and technology integration difficulties, increased costs and dilution to our stockholders.
     Our business strategy may include acquiring complementary software, technologies, or businesses. For instance, in February 2009, we acquired Connect3, a provider of advertising planning and execution software. Acquisitions may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties in assimilating or integrating the businesses, technologies, services, products, personnel or operations of the acquired companies (including those of Connect3), especially if the key personnel of the acquired company choose not to work for us, and we may have difficulty retaining the existing customers or signing new customers of any acquired business or migrating them to a software-as-a-service model. For instance, we are currently integrating Connect3’s technology, which was offered solely on an installed, behind-the-firewall basis, into our DemandTec End-to-End Promotion Management solution, and we may not be successful in completing this integration on a timely basis or at all. Acquisitions may also disrupt our ongoing business, divert our resources and require significant management attention that would otherwise be available for ongoing development of our current business. We also may be required to use a substantial amount of our cash or issue equity securities to complete an acquisition, which could deplete our cash reserves and dilute our existing stockholders and could adversely affect the market price of our common stock. Moreover, we cannot assure you that the anticipated benefits of any acquisition, including our revenue or return on investment assumptions, would be realized or that we would not be exposed to unknown liabilities.
     In addition, an acquisition may negatively impact our results of operations because we may incur additional expenses relating to one-time charges, write-downs or tax-related expenses. For example, our acquisition of TradePoint in November 2006 resulted in approximately $970,000 of amortization of purchased intangible assets in each of fiscal 2009 and 2008, and $321,000 in fiscal 2007, and will result in amortization of approximately $911,000 in fiscal 2010 with declining amounts for seven years thereafter. Our acquisition of Connect3 resulted in the write-off of $150,000 of in-process research and development costs in fiscal 2009, and will result in amortization of purchased intangible assets of approximately $2.3 million, $1.8 million, and $626,000 in fiscal 2010, 2011, and 2012, respectively.
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
     Our ability to attract new customers, renew agreements with existing customers and maintain or increase revenue from existing customers will depend in large part on our ability to anticipate the changing needs of the retail and CP industries, to enhance existing software and to introduce new software that meet those needs. Any new software may not be introduced in a timely or cost-effective manner and may not achieve market acceptance, meet customer expectations, or generate revenue sufficient to recoup the cost of development or acquisition of such software. For example, we have not yet completed development or achieved market acceptance of certain components of our solutions underlying our recently announced “nextGEN” strategy. If we are unable to successfully develop or acquire new software and enhance our existing applications to meet customer requirements, we may not be able to attract or retain customers.
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
     To date, we have derived most of our revenue from retail customers. In the six months ended August 31, 2009, we generated approximately 82% of our revenue from sales to retail customers, while we generated approximately 18% of our revenue from sales to CP companies. During fiscal 2009, we generated approximately 86% of our revenue from sales to retail customers while we generated approximately 14% of our revenue from sales to CP companies. In fiscal 2008 we generated 92% of our revenue from sales to retail customers while we generated 8% of our revenue from sales to CP companies. In order to grow our revenue and to achieve our long-term strategic objectives, it is important for us to expand our sales to derive a more significant portion of our revenue from new and existing CP customers. If CP companies do not widely accept our software, our revenue growth and business will be harmed.
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
     Our software is inherently complex and may contain material defects or errors that may cause it to fail to perform in accordance with customer expectations. Any defects that cause interruptions to the availability of our software could result in lost or delayed market acceptance and sales, require us to provide sales credits or issue refunds to our customers, cause existing customers not to renew their agreements and prospective customers not to purchase our software, divert development resources, hurt our reputation and expose us to claims for liability. After the release of our software, defects or errors may also be identified from time to time by our internal team and by our customers. The costs incurred in correcting any material defects or errors in our software may be substantial.
     Because our long-term success depends, in part, on our ability to expand sales of our software to customers located outside of the United States, our business will be increasingly susceptible to risks associated with international operations.
     We have limited experience operating in international jurisdictions. In the six months ended August 31, 2009, in fiscal 2009 and in fiscal 2008, 14%, 14% and 12%, respectively, of our revenue was attributable to sales to companies located outside the United States. Our inexperience in operating our business outside of the United States increases the risk that any international expansion efforts that we may undertake will not be successful. In addition, conducting international operations subjects us to new risks that we have not generally faced in the United States. These include:
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
     Portions of our software development, sustaining engineering, quality assurance and testing, operations and customer support are provided by Sonata Services Limited, or Sonata, a third party located in Shanghai, China. As of August 31, 2009, in addition to our 169 employees in our operations, customer support, science, product management and engineering groups located in the United States, an additional 65 Sonata personnel were dedicated to our projects. Remotely coordinating a third party in China requires significant management attention and substantial resources, and there can be no assurance that we will be successful in coordinating these activities. Furthermore, if there is a disruption to these operations in China, it will require that substantial management attention and time be devoted to achieving resolution. If Sonata were to stop providing these services or if there was widespread departure of trained Sonata personnel, this could cause a disruption in our product development process, quality assurance and product release cycles and customer support organizations and require us to incur additional costs to replace and train new personnel.
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
     Ensuring that we have internal financial and accounting controls and procedures adequate to produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, we are required to perform annual system and process evaluation and testing of our internal control over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. In the future, our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 requires that we incur substantial accounting expense and expend significant management time on compliance-related issues. Moreover, if we are not able to comply with the requirements of Section 404 in the future, or if we or our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our common stock could decline and we could be subject to sanctions or investigations by the NASDAQ Stock Market, the Securities and Exchange Commission, or SEC, or other regulatory authorities, which would require additional financial and management resources.
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
     A change in accounting standards or practices could have a significant effect on our reported results and might affect our reporting of transactions completed before the change is effective. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred in the past and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, on March 1, 2006 we adopted SFAS No. 123(R), Share-Based Payment, which requires that employee stock-based compensation be measured based on its fair value on the grant date and treated as an expense that is reflected in the financial statements over the related service period. As a result, our operating results for fiscal 2007, fiscal 2008 and fiscal 2009, and for the six months ended August 31, 2009, include expenses that are not reflected in prior periods, increasing our net loss and making it more difficult for investors to evaluate our results of operations for fiscal 2007, 2008, 2009, and for the six months ended August 31, 2009 relative to prior periods.
We have experienced growth in recent periods. If we fail to manage our growth effectively, we may be unable to execute our business plan, maintain high levels of customer service or address competitive challenges adequately.
     We have substantially expanded our overall business, headcount and operations in recent periods. For instance, our headcount grew from 198 employees at February 28, 2007 to 313 employees at August 31, 2009. Headcount in research and development increased from 99 employees at February 28, 2007 to 140 employees at August 31, 2009. In addition, our revenue grew from $43.5 million in fiscal 2007 to $75.0 million in fiscal 2009. In the six months ended August 31, 2009, our revenue was $39.3 million. We will need to continue to expand our operations in order to increase our customer base and to develop additional software. Increases in our customer base could create challenges in our ability to implement our software and support our customers. In addition, we will be required to continue to improve our operational, financial and management controls and our reporting procedures. As a result, we may be unable to manage our business effectively in the future, which may negatively impact our operating results.

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
     At August 31, 2009, our directors, executive officers and other affiliates beneficially owned, in the aggregate, approximately 45.8% of our outstanding common stock. As a result, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit your ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.
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
     In the six months ended August 31, 2009, we used $12.3 million of our proceeds to pay Connect3’s former shareholders in connection with our February 2009 acquisition of Connect3, and $1.3 million cash to pay off short-term notes payable held by a former Connect3 officer and principal shareholder.
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
     There were no material differences in the actual use of proceeds from our IPO compared to the planned use of proceeds as described in the final prospectus filed with the Securities and Exchange Commission pursuant to Rule 424(b).
     (c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
     None.

Item 3.	Defaults Upon Senior Securities
     None.

Item 4.	Submission of Matters to a Vote of Security Holders
The 2009 annual meeting of stockholders of DemandTec, Inc. was held on August 5, 2009. The results of the voting on the matters submitted to the stockholders were as follows:
1. To elect two (2) members of the Board of Directors to serve until the 2012 annual meeting of stockholders of the Company or until such persons’ successors have been duly elected and qualified.

	Votes For	Withheld
Victor L. Lund	24,456,965	1,969,554
Joshua W.R. Pickus	26,358,633	67,886
     Directors Ronald R. Baker, Ronald E.F. Codd, Daniel R. Fishback, Linda Fayne Levinson and Charles J. Robel, in addition to Mr. Lund and Mr. Pickus, will continue to serve as members of the Board of Directors until the expiration of their respective terms or until their respective successors have been duly elected and qualified.

2. To ratify the appointment by the Audit Committee of the Board of Directors of Ernst & Young LLP as the independent registered public accounting firm of the Company for its fiscal year ending February 28, 2010.

Votes for	26,376,335
Votes against	21,415
Abstain	28,769
Broker Non-Vote	0

Item 5.	Other Information
     None.

Item 6.	Exhibits

Exhibit
No.	Description

10.1	Lease dated as of September 21, 2009 between DemandTec, Inc. and Franklin Templeton Companies, LLC (incorporated herein by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2009)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	This certification is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of DemandTec, Inc. under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: October 2, 2009

DemandTec, Inc.
By:	/s/ Mark A. Culhane
Mark A. Culhane
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit
No.	Description

10.1	Lease dated as of September 21, 2009 between DemandTec, Inc. and Franklin Templeton Companies, LLC (incorporated herein by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2009)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	This certification is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of DemandTec, Inc. under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.