Form 10-Q
period 2009-11-30
DemandTec, Inc.
filed 2010-01-08
CIK 1400400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 001-33634
DemandTec, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	94-3344761 (I.R.S. Employer Identification Number)
One Franklin Parkway, Building 910
San Mateo, California 94403
(Address of Principal Executive Offices including Zip Code)
(650) 645-7100
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s common stock, par value $0.001, outstanding as of December 31, 2009 was: 29,135,137.

DEMANDTEC, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
DemandTec, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except per share data)

	November 30,	February 28,
	2009	2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$14,412	$33,572
Marketable securities	32,592	46,426
Accounts receivable, net of allowances of $145 and $120 at November 30, 2009 and February 28, 2009, respectively	14,173	11,000
Other current assets	3,649	4,230

Total current assets	64,826	95,228
Marketable securities, non-current	19,096	7,886
Property, equipment and leasehold improvements, net	4,248	5,429
Intangible assets, net	5,228	8,405
Goodwill	16,662	16,492
Other assets, net	652	715

Total assets	$110,712	$134,155

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$12,868	$12,962
Deferred revenue	37,427	46,415
Notes payable, current	434	1,720
Merger consideration payable	1,000	12,343

Total current liabilities	51,729	73,440

Deferred revenue, non-current	1,162	2,400
Other long-term liabilities	953	1,666

Commitments and contingencies (see Note 5)
Stockholders’ equity:
Common stock, $0.001 par value — 175,000 shares authorized; 29,090 and 28,059 shares issued and outstanding at November 30, 2009 and February 28, 2009, respectively	29	28
Additional paid-in capital	143,199	133,320
Accumulated other comprehensive income	285	682
Accumulated deficit	(86,645)	(77,381)

Total stockholders’ equity	56,868	56,649

Total liabilities and stockholders’ equity	$110,712	$134,155

See Notes to Condensed Consolidated Financial Statements.

DemandTec, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2009	2008	2009	2008
Revenue	$20,088	$18,989	$59,429	$55,675
Cost of revenue(1)(2)	6,361	5,834	19,365	17,335

Gross profit	13,727	13,155	40,064	38,340

Operating expenses:
Research and development(2)	8,037	6,659	24,190	19,772
Sales and marketing(2)	5,067	4,839	15,912	15,250
General and administrative(2)	2,227	2,662	7,387	7,333
Restructuring charges	497	—	775	—
Amortization of purchased intangible assets	575	331	1,752	751

Total operating expenses	16,403	14,491	50,016	43,106

Loss from operations	(2,676)	(1,336)	(9,952)	(4,766)
Interest income	103	431	494	1,436
Interest expense	(12)	(31)	(74)	(54)
Other income (expense), net	21	37	128	(25)

Loss before provision (benefit) for income taxes	(2,564)	(899)	(9,404)	(3,409)
Provision (benefit) for income taxes	(167)	(91)	(140)	1

Net loss	$(2,397)	$(808)	$(9,264)	$(3,410)

Net loss per common share, basic and diluted	$(0.08)	$(0.03)	$(0.32)	$(0.13)

Shares used in computing net loss per common share, basic and diluted	28,914	27,681	28,534	27,192

(1) Includes amortization of purchased intangible assets	$466	$152	$1,397	$457
(2) Includes stock-based compensation expense as follows:

Cost of revenue	$377	$389	$1,318	$1,243
Research and development	784	509	2,588	1,681
Sales and marketing	597	488	1,868	1,699
General and administrative	473	424	1,717	1,222

Total stock-based compensation expense	$2,231	$1,810	$7,491	$5,845

See Notes to Condensed Consolidated Financial Statements.

DemandTec, Inc
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	November 30,
	2009	2008
Operating activities:
Net loss	$(9,264)	$(3,410)
Adjustment to reconcile net loss to net cash provided by operating activities:
Depreciation	2,285	2,149
Stock-based compensation expense	7,491	5,845
Amortization of purchased intangible assets	3,149	1,208
Other	(44)	179
Changes in operating assets and liabilities:
Accounts receivable	(3,263)	5,955
Other current assets	379	142
Other assets	(81)	221
Accounts payable and accrued liabilities	2,108	3,372
Accrued compensation	(1,683)	403
Deferred revenue	(10,226)	(5,274)

Net cash provided by (used in) operating activities	(9,149)	10,790

Investing activities:
Purchases of property, equipment and leasehold improvements	(1,233)	(2,294)
Purchases of marketable securities	(52,996)	(69,805)
Maturities of marketable securities	55,620	45,220
Acquisition of Connect3	(12,544)	—
Purchase of intangible assets	—	(1,000)
Change in restricted cash	—	200

Net cash used in investing activities	(11,153)	(27,679)

Financing activities:
Proceeds from issuance of common stock	2,381	2,319
Payments on notes payable	(1,286)	(8)

Net cash provided by financing activities	1,095	2,311

Effect of exchange rate changes on cash and cash equivalents	47	(196)

Net decrease in cash and cash equivalents	(19,160)	(14,774)
Cash and cash equivalents at beginning of period	33,572	43,257

Cash and cash equivalents at end of period	$14,412	$28,483

See Notes to Condensed Consolidated Financial Statements.

DemandTec, Inc.
Notes to Condensed Consolidated Financial Statements
1. Business Summary and Significant Accounting Policies
     Description of Business
     DemandTec, Inc. (the “Company” or “We”) was incorporated in Delaware on November 1, 1999. We are a leading provider of on-demand optimization solutions to retailers and consumer products, or CP, companies. Our software services enable retailers and CP companies to define category, brand, and customer strategies based on a scientific understanding of consumer behavior and make actionable pricing, promotion, assortment, space, and other merchandising and marketing recommendations to achieve their revenue, profitability, and sales volume objectives. We deliver our applications by means of a software-as-a-service, or SaaS, model, which allows us to capture and analyze the most recent retailer and market-level data and enhance our software services rapidly to address our customers’ ever-changing merchandising, sales, and marketing needs. We are headquartered in San Mateo, California, with additional sales presence in North America, Europe, and South America.
     Basis of Presentation
     Our condensed consolidated financial statements include our accounts and those of our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Our fiscal year ends on the last day in February. References to fiscal 2010, for example, refer to our fiscal year ending February 28, 2010. The accompanying condensed consolidated balance sheet at November 30, 2009, the condensed consolidated statements of operations for the three and nine months ended November 30, 2009 and 2008, and the condensed consolidated statements of cash flows for the nine months ended November 30, 2009 and 2008 are unaudited. The condensed consolidated balance sheet data at February 28, 2009 was derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended February 28, 2009 (the “Form 10-K”) filed with the Securities and Exchange Commission, or SEC, on April 23, 2009. The accompanying statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Form 10-K, as well as subsequent filings with the SEC.
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of our management, include all adjustments necessary, all of which are of a normal recurring nature, for the fair presentation of our statement of financial position and our results of operations for the periods included in this quarterly report. The results for the three and nine months ended November 30, 2009 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending February 28, 2010.
     Reclassifications
     Certain amounts previously reported in the consolidated balance sheet at February 28, 2009 and the consolidated statement of cash flows for the nine months ended November 30, 2008 have been reclassified to conform to the current period classification. No changes to cash flows from operating, investing, or financing activities occurred as a result of such reclassifications.
     Use of Estimates
     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements, as well as the reported amounts of revenue and expenses during the periods presented. Significant estimates and assumptions made by management include the determination of the fair value of share-based payments, the fair value of purchased intangible assets, the recoverability of long-lived assets and the provision for income taxes. We believe that the estimates and judgments upon which we rely are reasonable, based upon information available to us at the time that these estimates and judgments are made. To the extent there are material differences between these estimates and actual results, our consolidated financial statements will be affected.

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
     We provide our software as a service and recognize revenue when all of the following conditions are met:
•	there is persuasive evidence of an arrangement;

•	access to the software service has been provided to the customer;

•	the collection of the fees is probable; and

•	the amount of fees to be paid by the customer is fixed or determinable.
     We have determined that we do not have objective and reliable evidence of fair value for each element of our offering. As a result, the elements within our agreements do not qualify for treatment as separate units of accounting. Therefore, we account for all fees received under our agreements as a single unit of accounting and generally recognize them ratably over the term of the related agreement, commencing upon the later of the agreement start date or the date access to the software is provided to the customer.
     Deferred Revenue
     Deferred revenue consists of amounts billed or payments received in advance of revenue recognition. Contracts under which we advance bill customers are generally non-cancellable. For agreements with terms over one year, we generally invoice our customers in annual installments. Accordingly, the deferred revenue balance associated with such multi-year, non-cancellable agreements does not represent the total contract value. Deferred revenue to be recognized in the succeeding twelve month period is included in current deferred revenue on our consolidated balance sheets, with the remaining amounts included in non-current deferred revenue.
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
     At November 30, 2009 and February 28, 2009, long-lived assets located outside the United States were not significant. At November 30, 2009, two customers accounted for 30% and 20%, respectively, of our accounts receivable balance. At February 28, 2009, one customer accounted for 15% of our accounts receivable balance.
     In the three months ended November 30, 2009, two customers accounted for 13% and 10%, respectively, of total revenue, and in the nine months ended November 30, 2009, one customer accounted for 14% of total revenue. In the three and nine months ended November 30, 2008, one customer accounted for 17% and 14%, respectively, of total revenue. Revenue by geographic region, based on the billing address of the customer, was as follows (in thousands):

	Three Months Ended November 30,		Nine Months Ended November 30,
	2009	2008	2009	2008
United States	$17,396	$16,528	$51,399	$48,028
International	2,692	2,461	8,030	7,647

Total revenue	$20,088	$18,989	$59,429	$55,675

     The equipment hosting our software is in three third-party data center facilities located in California and Arizona. We do not control the operation of these facilities, and our operations are vulnerable to damage or interruption in the event either of these third-party data center facilities fails.

     Impairment of Long-Lived Assets
     We evaluate the recoverability of our long-lived assets, including purchased intangible assets and property and equipment, in accordance with the accounting standards of the Financial Accounting Standards Board (the “FASB”). Long-lived assets are reviewed for possible impairment whenever events or circumstances indicate that the carrying amount of these assets may not be recoverable. We measure recoverability of each asset by comparison of its carrying amount to the future undiscounted cash flows we expect the asset to generate. If we consider the asset to be impaired, we measure the amount of any impairment as the difference between the carrying amount and the fair value of the impaired asset. We observed no impairment indicators through November 30, 2009.
     Stock-Based Compensation
     We account for and recognize all share-based payments as an expense in our statement of operations based on their fair values over the vesting period. Grants of stock options to employees and to new members of our board of directors generally vest over four years and annual stock option grants to existing members of our board of directors vest over one year. Performance-based stock units, or PSUs, vest pursuant to certain performance and time-based vesting criteria set by our Compensation Committee. We evaluate the probability of meeting the performance criteria at the end of each reporting period to determine how much compensation expense to record. Because the actual number of shares to be issued is not known until the end of the performance period, the actual compensation expense related to these awards could differ from our estimates. Restricted stock units, or RSUs, vest solely pursuant to time-based vesting criteria set by our Compensation Committee. We measure PSUs and RSUs at fair value on the measurement date, based on the number of units granted and the closing price of our common stock on that date.
     Net Loss per Common Share
     Basic net loss per share is computed using the weighted average number of common shares outstanding during the period, excluding any unvested common shares subject to repurchase. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options or upon the settlement of PSUs and RSUs, shares subject to issuance under our 2007 Employee Stock Purchase Program, or ESPP, and unvested common shares subject to repurchase or cancellation. The dilutive effect of such potential common shares is reflected in diluted loss per share by application of the treasury stock method and on an if-converted basis from the date of issuance. Because the Company has been in a loss position in all periods shown, shares used in computing basic and diluted net loss per common share were the same for the three and nine months ended November 30, 2009 and 2008, as the impact of all potentially dilutive securities outstanding was anti-dilutive.
     The following table presents the calculation of historical basic and diluted net loss per common share (in thousands, except per share data):

	Three Months Ended November 30,		Nine Months Ended November 30,
	2009	2008	2009	2008
Net loss	$(2,397)	$(808)	$(9,264)	$(3,410)

Weighted average number of common shares outstanding	28,914	27,694	28,536	27,211
Weighted average number of common shares subject to repurchase	—	(13)	(2)	(19)

Shares used in computing net loss per common share, basic and diluted	28,914	27,681	28,534	27,192

Net loss per common share, basic and diluted	$(0.08)	$(0.03)	$(0.32)	$(0.13)

     The following weighted average outstanding shares subject to options to purchase common stock, PSUs and RSUs, shares subject to issuance under the ESPP, and common stock subject to repurchase were excluded from the computation of diluted net earnings per common share for the periods presented because including them would have had an anti-dilutive effect (in thousands):

	Three Months Ended November 30,		Nine Months Ended November 30,
	2009	2008	2009	2008
Shares subject to options to purchase common stock, PSUs and RSUs, and shares subject to issuance under the ESPP	3,779	4,073	3,930	4,467
Common stock subject to repurchase	—	13	2	19

Total	3,779	4,086	3,932	4,486

     New Accounting Pronouncements
     In October 2009, the FASB issued a new accounting standard for revenue recognition with multiple deliverables. The new standard impacts the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. Additionally, the new standard modifies the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. The new standard is effective for fiscal years beginning on or after June 15, 2010; however, early adoption of this standard is permitted. We are assessing the potential impact, if any, that the adoption will have on our consolidated results of operations and financial condition going forward.
     In October 2009, the FASB issued a new accounting standard for the accounting for certain revenue arrangements that include software elements. The new standard amends the scope of pre-existing software revenue guidance by removing from the guidance non-software components of tangible products and certain software components of tangible products. The new standard is effective for fiscal years beginning on or after June 15, 2010; however, early adoption of this standard is permitted. We are assessing the potential impact, if any, that the adoption will have on our consolidated results of operations and financial condition going forward.
     Recently Adopted Accounting Pronouncements
     In June 2009, the FASB launched the FASB Accounting Standards Codification, or the Codification, as the single source of authoritative U.S. GAAP recognized by the FASB. The Codification reorganizes various U.S. GAAP pronouncements into accounting topics and displays them using a consistent structure. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The Codification is effective for interim and annual periods ending after September 15, 2009. We adopted the Codification in the quarter ended November 30, 2009 and there was no impact on our condensed consolidated financial statements.
     In May 2009, the FASB issued a new accounting standard for subsequent events which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. The new standard requires an entity to recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet. For unrecognized subsequent events that must be disclosed to keep the financial statements from being misleading, an entity will be required to disclose the nature of the event as well as an estimate of its financial effect, or a statement that such an estimate cannot be made. In addition, the new standard requires an entity to disclose the date through which subsequent events have been evaluated. The new standard is effective for the interim or annual financial periods ending after June 15, 2009, and is required to be applied prospectively. We adopted the provisions of the new standard in the quarter ended August 31, 2009 and there was no impact on our condensed consolidated financial statements.
     In April 2009, the FASB issued three new accounting standards that are intended to provide additional application guidance and enhance disclosures about fair value measurements and impairments of securities. The first standard clarifies the objective and method of fair value measurement even when there has been a significant decrease in market activity for the asset being measured. The second standard establishes a new model for measuring other-than-temporary impairments for debt securities, including criteria for when to recognize a write-down through earnings versus other comprehensive income. The third standard expands the fair value disclosures requirements to interim periods. All of these new accounting standards are effective for interim and annual periods ending after June 15, 2009. We adopted these standards in the quarter ended August 31, 2009 and there was no impact on our condensed consolidated financial statements.
     In November 2008, the FASB issued a new accounting standard which applies to purchased intangible defensive assets that the acquirer does not intend to actively use, but intends to hold to prevent its competitors from obtaining access to the asset. The new standard clarifies that defensive intangible assets are separately identifiable and should be accounted for as a separate unit of accounting. The new standard is effective for intangible assets purchased in fiscal years beginning on or after December 15, 2008. We adopted the new standard in March 2009 and there was no impact on our current condensed consolidated financial statements, although it will affect our accounting for any intangible assets acquired in a business combination or an asset acquisition in the future.
     In April 2008, the FASB issued a new accounting standard which amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. The new standard is effective for fiscal years and interim periods beginning after December 15, 2008. We adopted the new standard in March 2009 and there was no impact on our condensed consolidated financial statements.
     In December 2007, the FASB revised its accounting standards for business combinations. The revised standards establish principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree in a business combination. The revised standards also establish principles around how goodwill acquired in a business combination or a gain from a bargain purchase should be recognized and measured, as well as provide guidelines on the disclosure requirements on the nature and financial impact of the business combination. In April 2009, the FASB further modified the revised standards by establishing a model to account for certain pre-acquisition contingencies, which requires an acquirer to recognize an asset acquired or a liability assumed based on the estimated fair value, if it is probable that an asset or liability exists at the acquisition date and the amount can be reasonably estimated. The revised standards are effective for fiscal years beginning after December 15, 2008. We adopted the new standards in March 2009. Because we did not complete any business combination activities in the nine months ended November 30, 2009, the adoption did not impact our current condensed consolidated financial statements, but will affect our accounting for any future business combinations.
2. Acquisition
     In February 2009, we acquired all of the issued and outstanding capital stock of privately-held Connect3 Systems, Inc., or Connect3, a provider of advertising planning and execution software, for a purchase price of approximately $13.5 million, which consisted of $13.3 million cash consideration and $201,000 of acquisition costs. We paid approximately $11.3 million of the cash consideration in March 2009, and paid an additional $1.0 million in August 2009 that had been withheld to secure certain indemnification obligations. The remaining $1.0 million, less any amounts used to satisfy any claims for indemnification that we may make for certain breaches of representations, warranties and covenants, will be distributed to the former Connect3 shareholders in June 2010.
     We recorded the assets acquired and liabilities assumed at fair market value upon closing. In allocating the purchase price based on estimated fair values, we preliminarily recorded approximately $11.4 million of goodwill, $4.7 million of identifiable intangible assets, $2.7 million of net liabilities, and $150,000 of in-process research and development. Although we believe the purchase price allocation is substantially complete, the finalization of certain reorganization costs or the settlement of tax-related issues, for example, could result in an adjustment to the allocation. In the nine months ended November 30, 2009, we increased goodwill by $170,000 as a result of an increase in the estimated effort required to complete obligations under purchased in-progress customer contracts. The results of operations related to this acquisition are included in our consolidated financial statements from the date of acquisition. Pro forma results of the acquired business have not been presented as they were not material to our consolidated financial statements for all periods presented.
3. Balance Sheet Components
     Marketable Securities
     Marketable securities consisted of the following at the dates indicated (in thousands):

	November 30, 2009				February 28, 2009
		Unrecognized				Unrecognized
	Cost	Gain	Loss	Fair Value	Cost	Gain	Loss	Fair Value
Commercial paper	$3,496	$1	$—	$3,497	$6,291	$2	$—	$6,293
Certificate of deposit	1,000	—	—	1,000	—	—	—	—
Corporate bonds	13,750	137	(1)	13,886	12,314	41	(10)	12,345
Obligations of government-sponsored enterprises	33,442	114	(4)	33,552	23,724	102	(10)	23,816
Treasury bills	—	—	—	—	11,983	14	—	11,997

	$51,688	$252	$(5)	$51,935	$54,312	$159	$(20)	$54,451

     At November 30, 2009, the amortized cost and fair value of marketable securities with contractual maturities are as follows:

	Cost	Fair Value
Due in less than one year	$40,762	$40,903
Due in more than one year	10,926	11,032

	$51,688	$51,935

     Historically, all investments have been held to maturity, and thus, there were no gains or losses recognized during the periods presented. We have the ability and intent to hold our marketable securities to maturity and do not believe any of the marketable securities are impaired based on our evaluation of available evidence at November 30, 2009 and through the time of filing of this Quarterly Report on Form 10-Q. We expect to receive all principal and interest on all of our investment securities.
     Accounts Payable and Accrued Expenses
     Accounts payable and accrued expenses consisted of the following at the date indicated (in thousands):

	November 30,	February 28,
	2009	2009
Accounts payable	$4,008	$2,822
Accrued professional services	826	640
Income taxes payable	23	50
Other accrued liabilities	2,081	1,837
Accrued compensation	5,930	7,613

Total accounts payable and accrued expenses	$12,868	$12,962

4. Goodwill and Purchased Intangible Assets
     Goodwill
     We record goodwill as the excess of the acquisition purchase price over the fair value of the tangible and identifiable intangible assets acquired. At November 30, 2009 and February 28, 2009, we had $16.7 million and $16.5 million, respectively, of goodwill from our acquisitions of Connect3 in February 2009 and TradePoint Solutions, Inc., or TradePoint, in November 2006. We do not amortize goodwill, but perform an annual impairment review during our third fiscal quarter, or more frequently if indicators of potential impairment arise. We have a single operating segment and consequently evaluate goodwill for impairment based on an evaluation of the fair value of our company as a whole. We evaluated our goodwill in November 2009 and recognized no impairment charges as a result of the review.
     Purchased Intangible Assets
     We record purchased intangible assets at their respective estimated fair values at the date of acquisition. Intangible assets are being amortized on a straight-line basis over a remaining weighted average period of 2.2 years. Amortization expense related to purchased intangible assets was approximately $1.0 million and $3.1 million in the three and nine months ended November 30, 2009, respectively, and approximately $483,000 and $1.2 million in the three and nine months ended November 30, 2008, respectively. We evaluate the remaining useful lives of intangible assets on a periodic basis to determine whether events or circumstances warrant a revision to the remaining estimated amortization period. We observed no impairment indicators through November 30, 2009.
5. Commitments and Contingencies
     Commitments
     In September 2009, we entered into a lease agreement for office space in San Mateo, California, under which the initial non-cancellable lease term is five years commencing December 1, 2009. We use the office space as our new corporate headquarters. The aggregate minimum lease commitment is approximately $10.1 million. We have provided the lessor a $223,000 cash security deposit and a $917,000 letter of credit to secure our obligations under the lease. In addition, in September 2009, we entered into equipment and facility operating leases associated with our new data center in Mesa, Arizona. The aggregate future minimum lease payments are approximately $1.5 million.
     At November 30, 2009, we had a $200,000 irrevocable letter of credit outstanding in connection with the non-cancellable operating lease commitment to the landlord of our former office building in San Carlos, California, which will expire in February 2010. We secured both letters of credit using our existing revolving line of credit, as described in Note 6.
     Legal Proceedings
     We are from time to time involved in legal matters that arise in the normal course of business. Based on information currently available, we do not believe that the ultimate resolution of any current matters, individually or in the aggregate, will have a material adverse effect on our business, financial condition or results of operations.
6. Debt
     In connection with our acquisition of TradePoint in November 2006, we issued a $1.8 million promissory note to former TradePoint shareholders. At November 30, 2009, $434,000 remained outstanding and payable thereunder, awaiting instructions by the former TradePoint shareholders as to how to allocate and distribute the proceeds.
     In May 2009, we amended our revolving line of credit that we had entered in April 2008 with a financial institution to, among other things, extend the maturity date of the loan agreement and to increase the revolving line of credit from $15.0 million to $20.0 million. The amended revolving line of credit can be used to (a) borrow revolving loans, (b) issue letters of credit, and (c) enter into foreign exchange contracts. Revolving loans may be borrowed, repaid, and reborrowed until May 2012. Amounts borrowed will bear interest, at our option at the time of borrowing, at either (1) a floating per annum rate equal to the financial institution’s prime rate, or (2) the greater of (A) the LIBOR rate plus 250 basis points or (B) a per annum rate equal to 4.0%. A default interest rate shall apply during an event of default at a rate per annum equal to 500 basis points above the otherwise applicable interest rate. The line of credit is collateralized by substantially all of our assets and requires us to comply with working capital, net worth, and other non-financial covenants, including limitations on indebtedness and restrictions on dividend distributions, among others. The available balance was approximately $18.9 million at November 30, 2009, having been reduced by $200,000 in May 2009 to secure a non-cancellable operating lease commitment, and further reduced by approximately $917,000 in September 2009 to secure a new operating lease commitment. Throughout the period ended November 30, 2009, we were in compliance with all loan covenants and we had no outstanding borrowings under the line of credit.
7. Stock-Based Compensation
     Equity Incentive Plans
     1999 Equity Incentive Plan
     In December 1999, our Board of Directors adopted the 1999 Equity Incentive Plan (the “1999 Plan”). We ceased issuing awards under the 1999 Plan upon the completion of our Initial Public Offering, or IPO, in August 2007. The 1999 Plan provided for incentive or nonstatutory stock options, stock bonuses, and rights to acquire restricted stock to be granted to employees, outside directors, and consultants. At November 30, 2009, options to purchase 4,734,597 shares were outstanding under the 1999 Plan. Such options are exercisable as specified in each option agreement, generally vest over four years, and expire no more than ten years from the date of grant. If options awarded under the 1999 Plan are forfeited or repurchased, then shares underlying those options will no longer be available for awards.

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
     Stock Options
     Options granted under the 2007 Plan may be either incentive stock options or nonstatutory stock options and are exercisable as determined by the Compensation Committee and as specified in each option agreement. Options vest over a period of time as determined by the Compensation Committee, generally four years, and generally expire seven years (but in any event no more than ten years) from the date of grant. The exercise price of any stock option granted under the 2007 Plan may not be less than the fair market value of our common stock on the date of grant. The term of the 2007 Plan is ten years. At November 30, 2009, options to purchase 2,741,157 shares were outstanding under the 2007 Plan.
     Performance Stock Units (“PSUs”)
     PSUs are awards under the 2007 Plan that entitle the recipient to receive shares of our common stock upon vesting and settlement of the awards pursuant to certain performance and time-based vesting criteria set by our Compensation Committee.
     In August 2007, our Compensation Committee granted 1,000,000 PSUs to certain of our executive officers and other key employees. These PSU grants are divided into two tranches. The first tranche consisted of 30% of each grant, and related to fiscal 2008 company performance and subsequent individual service requirements. The second tranche consisted of the remaining 70% of each grant, and related to fiscal 2009 company performance and subsequent individual service requirements. These PSUs generally vest over a period of up to 29 months ending on January 15, 2010. At November 30, 2009, there were 162,104 shares subject to outstanding PSUs from the August 2007 grant.
     In March 2008, our Compensation Committee granted 160,000 PSUs to our chief executive officer. This PSU grant consisted of a single tranche and related to fiscal 2009 company performance metrics and subsequent individual service requirements. At November 30, 2009, there were 52,000 shares subject to outstanding PSUs from the March 2008 grant.
     In May and June 2009, our Compensation Committee granted 901,000 and 25,000 PSUs, respectively, to certain of our executive officers and other employees. These PSU grants consisted of a single tranche and related to fiscal 2010 company performance objectives and subsequent individual service requirements over a period of up to 23 months, subject to each grantee’s continued service. At November 30, 2009, there were 917,500 shares subject to outstanding PSUs from the May and June 2009 grants.
     Restricted Stock Units (“RSUs”)
     RSUs are awards under the 2007 Plan that entitle the recipient to receive shares of our common stock upon vesting and settlement of the awards pursuant to time-based vesting criteria set by our Compensation Committee. In the fiscal quarter ended May 31, 2008, our Compensation Committee granted 545,900 RSUs to our executive officers and certain other employees. All of these RSUs will vest on April 15, 2010, subject to each grantee’s continued service. At November 30, 2009, there were 467,050 shares subject to outstanding RSUs.

     A summary of the activity for the nine months ended November 30, 2009 under our 1999 Plan and 2007 Plan follows:

	Shares	Shares Subject	Weighted Average
	Available	to Options	Option Exercise
	for Grant	Outstanding	Price per Share
	(Shares in thousands)
Balance at February 28, 2009	604	7,732	$5.20
Additional shares authorized	1,403	—	—
Options granted	(607)	607	$8.26
Performance stock units granted	(926)	—	—
Options exercised	—	(627)	$1.97
1999 Plan options cancelled/forfeited (1)	—	(80)	$7.02
2007 Plan options cancelled/forfeited	156	(156)	$9.68
Performance and restricted stock units cancelled/forfeited	286	—	—

Balance at November 30, 2009	916	7,476	$5.61

(1)	Under the terms of the 1999 Plan, shares underlying cancelled or forfeited options are no longer available for awards.
     Employee Stock Purchase Plan (“ESPP”)
     In May 2007 our Board of Directors adopted, and in July 2007 our stockholders approved, the 2007 Employee Stock Purchase Plan. Under the ESPP, eligible employees may purchase shares of common stock at a price per share equal to 85% of the lesser of the fair market values of our common stock at the beginning or end of the applicable offering period. The initial offering period commenced on August 8, 2007 and ended on April 15, 2008. Each subsequent offering period lasts for six months. We initially reserved 500,000 shares of our common stock for issuance under the ESPP. In addition, on the first day of each fiscal year commencing with fiscal year 2009, the aggregate number of shares reserved for issuance under the ESPP shall automatically increase by a number equal to the lowest of a) 1% of the total number of shares of common stock then outstanding, b) 375,000 shares, or c) a number determined by our Board of Directors. At November 30, 2009, a total of 712,330 shares were available for issuance under the ESPP.
     Stock-Based Compensation Expense Associated with Awards to Employees
     We have issued employee stock-based awards in the form of stock options, PSUs, RSUs, and shares subject to the ESPP. We measure the value of stock options and shares subject to the ESPP based on the grant date fair value using the Black-Scholes pricing model. Stock-based compensation cost for PSUs and RSUs is based on the closing price of the Company’s common stock on the grant date. The fair value of the PSUs granted in August 2007, March 2008, May 2009, and June 2009 was approximately $10.0 million, $1.7 million, $6.8 million, and $239,000, respectively, and the total fair value of the RSUs granted in the three months ended May 31, 2008 was approximately $5.7 million.
     We amortize the fair value, net of estimated forfeitures, as stock-based compensation expense on a straight-line basis over the vesting period. In the three months ended November 30, 2009 and 2008, we recognized total stock-based compensation expenses of approximately $2.2 million and $1.8 million, respectively. In the nine months ended November 30, 2009 and 2008, we recognized total stock-based compensation expenses of approximately $7.5 million and $5.8 million, respectively. We estimate forfeitures for our stock options, PSUs, and RSUs at the time of grant. At the end of each reporting period, we evaluate the probability of the service condition being met and revise those estimates based on actual results, taking into account cancellations related to terminations, as applicable to each award. In addition, for PSUs granted, we evaluate the probability of meeting the performance criteria at the end of each reporting period to determine how much compensation expense to record. The estimation of whether the performance targets and service periods will be achieved requires judgment. To the extent actual results or updated estimates differ from our current estimates, either (a) the cumulative effect on current and prior periods of those changes will be recorded in the period those estimates are revised, or (b) the change in estimate will be applied prospectively, depending on whether the change affects the estimate of total stock-based compensation expense to be recognized or merely affects the period over which such expense will be recognized. In each of the three months ended May 31, 2008 and August 31, 2008, we recorded cumulative effect adjustments that resulted in a decrease to stock-based compensation expense of approximately $940,000 and $253,000, respectively. In the three and nine months ended November 30, 2009, we recorded cumulative effect adjustments which resulted in a decrease to stock-based compensation expense of approximately $384,000 and $464,000, respectively.
     The determination of the fair value of stock-based awards on the date of grant is affected by our stock price as well as by assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the options and awards, actual and projected employee stock option exercise behaviors, risk-free interest rates, and expected dividends. The grant date fair values of our stock-based awards, as well as the assumptions used to calculate them, are set forth in the table below:

	Weighted
	Average	Expected			Weighted Average per
	Expected	Stock	Risk-free	Expected	Share Fair Value of
	Term	Price	Interest	Dividend	Awards Granted
	(in years)	Volatility	Rate	Yield	During the Period
Three months ended November 30, 2009 (1)
Stock options	4.4	63%	2.3%	0%	$4.46
ESPP	0.5	45%	0.2%	0%	$2.30
Three months ended November 30, 2008 (1)
Stock options	4.1	57%	2.3%	0%	$4.10
ESPP	0.5	72%	0.9%	0%	$2.64
Nine months ended November 30, 2009 (2)
Stock options	4.3	64%	2.0%	0%	$4.23
PSUs	n/a	n/a	n/a	n/a	$7.64
ESPP	0.5	71%	0.2%	0%	$2.70
Nine months ended November 30, 2008
Stock options	4.2	51%	2.7%	0%	$3.88
PSUs	n/a	n/a	n/a	n/a	$10.37
RSUs	n/a	n/a	n/a	n/a	$10.40
ESPP	0.5	57%	1.5%	0%	$2.27

(1)	No RSUs and PSUs were granted in the three months ended November 30, 2009 and 2008.

(2)	No RSUs were granted in the nine months ended November 30, 2009.
     The following table summarizes gross unrecognized stock-based compensation expenses at November 30, 2009, excluding estimated forfeitures:

	Unrecognized	Remaining
	Stock-Based	Weighted Average
	Compensation	Recognition Period
	(in millions)	(in years)
Stock options granted after March 1, 2006	$9.4	2.3
PSUs	2.0	0.8
RSUs	1.0	0.4
ESPP	0.2	0.5

	$12.6	1.9

8. Income Taxes
     In the three and nine months ended November 30, 2009, we recorded an income tax expense (benefit) of approximately ($167,000) and ($140,000), respectively, compared to ($91,000) and $1,000 in the corresponding periods of the prior year. The effective tax rate for the three and nine months ended November 30, 2009 was less than 1% based on our estimated taxable income for the year, excluding certain discrete tax adjustments. In the three months ended November 30, 2009, we recorded a discrete tax benefit of approximately $130,000 for the expected recovery of federal alternative minimum taxes paid in prior years, as a result of the enactment of the Worker, Homeownership, and Business Assistance Act of 2009 in November 2009, which increases the carryback period for net operating losses (“NOLs”) incurred in fiscal 2009 and 2010 from two to five years and suspends the alternative minimum tax NOL deduction limitation for the carryback period. Accordingly, we expect to recover federal alternative minimum taxes paid in fiscal 2006, 2007, and 2008 and recorded a tax benefit in the three months ended November 30, 2009.
     In the three months ended November 30, 2009, we also recorded a discrete tax benefit due to changes in our prior year estimated tax liability based on the actual tax payments made and increased refundable research and development (“R&D”) tax credits as a result of the extension of the Housing Assistance Act of 2008 and the American Recovery and Reinvestment Act of 2009. Excluding the impact of the discrete adjustments, we would have recorded tax expense primarily for state income taxes in states where we do not have NOL carryforwards and foreign taxes. The income tax expense (benefit) in the corresponding periods of the prior year was for federal alternative minimum income taxes, state income taxes in states where we have no NOL carryforwards, and foreign taxes, offset by a discrete benefit of $83,000 recorded in the three months ended November 30, 2008 for estimated refundable R&D tax credits generated as a result of the enactment of the Housing and Economic Recovery Act of 2008.

     We record liabilities related to uncertain tax positions in accordance with the relevant accounting standards. In the three and nine months ended November 30, 2009, there were no material changes to our unrecognized tax benefits and we do not expect to have any significant changes to unrecognized tax benefits over the next twelve months. Because of our history of operating losses, all years remain open to audit.
9. Derivative Financial Instruments
     We maintain a foreign currency risk management strategy that includes the use of derivative financial instruments designed to protect our economic value from the possible adverse effects of currency fluctuations. We do not enter into derivative financial instruments for speculative or trading purposes. Our hedging relationships are formally documented at the inception of the hedge, and hedges must be highly effective in offsetting changes to future cash flows on hedged transactions both at the inception of a hedge and on an ongoing basis. We record the ineffective portion of hedging instruments, if any, to other income (expense), net in the condensed consolidated statements of operations.
     In July 2008, we entered into two foreign currency forward contracts (“forward contracts”) to reduce our exposure in Euro denominated accounts receivable. We designated these forward contracts as cash flow hedges of foreign currency denominated firm commitments. Our objective in purchasing these forward contracts was to negate the impact of currency exchange rate movements on our operating results. We record effective spot-to-spot changes in these cash flow hedges in accumulated other comprehensive income until the hedged transaction takes place. One of our forward contracts matured and was settled in May 2009 (the “May 2009 Forward Contract”); the other matures in May 2010 (the “May 2010 Forward Contract”). The May 2010 Forward Contract has a notional principal of €1.2 million (or approximately $1.8 million). At November 30, 2009, the fair value of the May 2010 Forward Contract was approximately $42,000 and was included in other current assets, net on our condensed consolidated balance sheet. At February 28, 2009, the fair value of our forward contracts was approximately $642,000, of which $335,000 and $307,000 was included in other current assets and other assets, net on our consolidated balance sheet, respectively.
     The following table sets forth the change in accumulated other comprehensive income associated with our forward contracts for the nine months ended November 30, 2009 (in thousands):

			Gain
			Reclassified from	Accumulated
	Net Unrealized	Cumulative	Accumulated Other	Other
	Gain on	Implied Interest on	Comprehensive	Comprehensive
	Forward Contracts	Forward Contracts	Income Into Revenue	Income
Balance at February 28, 2009	$642	$40	$—	$682
Gain reclassified from accumulated other comprehensive income into revenue	—	—	(68)	(68)
Change in net unrealized gain and cumulative implied interest on forward contracts	(360)	31	—	(329)

Balance at November 30, 2009	$282	$71	$(68)	$285

     In the nine months ended November 30, 2009, we reclassified $68,000 of the cumulative net unrealized gain associated with the May 2009 Forward Contract from accumulated other comprehensive income into revenue. We expect to reclassify approximately $203,000 remaining net unrealized gains associated with the May 2009 Forward Contract from accumulated other comprehensive income ratably into revenue over the next 18 months.
     Combined implied interest of approximately $85,000 on both forward contracts was excluded from effectiveness testing and is being recorded using the straight-line method over the terms of the forward contracts to interest expense and accumulated other comprehensive income. We did not incur any hedge ineffectiveness on our forward contracts in the three and nine months ended November 30, 2009.
10. Fair Value Measurements
     Effective March 1, 2008, we adopted new accounting standards for fair value measurements, which clarify that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, the new accounting standards establish a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:
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
     In accordance with the new accounting standards, we measure our foreign currency forward contracts at fair value using Level 2 inputs, as the valuation inputs are based on quoted prices of similar instruments in active markets and do not involve management judgment.
     The following table summarizes the amounts measured at fair value at November 30, 2009 (in thousands):

		Significant Other
		Observable Inputs
Description	Total	(Level 2)
Assets:
Foreign currency forward contracts(1)	$42	$42

(1)	Included in other current assets, net on our condensed consolidated balance sheet.
11. Comprehensive Loss
     The following table summarizes the calculation and components of comprehensive loss, net of taxes (in thousands):

	Three Months Ended November 30,		Nine Months Ended November 30,
	2009	2008	2009	2008
Net loss	$(2,397)	$(808)	$(9,264)	$(3,410)
Gain reclassified from accumulated other comprehensive income into revenue	(34)	—	(68)	—
Change in net unrealized gain and cumulative implied interest on forward contracts	(68)	411	(329)	660

Total comprehensive loss	$(2,499)	$(397)	$(9,661)	$(2,750)

12. Restructuring Charges
     In the three and nine months ended November 30, 2009, we recorded approximately $497,000 and $775,000 of expenses associated with the reduction of our workforce as a result of synergies gained through the acquisition of Connect3, and the consolidation and relocation of our corporate headquarters. Expenses associated with these actions were primarily for severance payments, outplacement services, moving costs, and approximately $402,000 of remaining operating lease obligations. All severance payments were made prior to November 30, 2009.
13. Subsequent Events
     We have evaluated subsequent events through January 8, 2010, the time of filing this Quarterly Report on Form 10-Q. We are not aware of any significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on our condensed consolidated financial statements, or that required recognition or disclosure in our condensed consolidated financial statements.
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
     Our solutions consist of software services and complementary analytical services, and analytical insights derived from the same platform that supports our software services. We offer our solutions individually or as a suite of integrated software services. Our solutions for the retail and CP industries include DemandTec Lifecycle Price Optimization(TM), DemandTec End-to-End Promotion Management(TM), DemandTec Assortment & Space(TM), DemandTec Targeted Marketing(TM) and DemandTec Trade Effectiveness(TM). The DemandTec TradePoint Network(TM) connects our solutions for the retail and CP industries. We were incorporated in November 1999 and began selling our software in fiscal 2001. Our revenue has grown from $9.5 million in fiscal 2004 to $75.0 million in fiscal 2009, and was $59.4 million for the nine months ended November 30, 2009. Our operating expenses have also increased significantly during these same periods. We have incurred losses to date and had an accumulated deficit of approximately $86.6 million at November 30, 2009.
     We sell our software to retailers and CP companies under agreements with initial terms that generally are one to three years in length and provide a variety of services associated with our customers’ use of our software. We generally recognize the revenue we generate from each agreement ratably over the term of the agreement. Our revenue growth depends on our attracting new customers, renewing agreements with our existing customers at comparable prices, and selling add-on software services to existing customers. Our ability to maintain or increase our rate of growth will be directly affected by the continued acceptance of our software in the marketplace, as well as the timing, size and term length of our customer agreements.
     Our software service agreements with retailers and CP companies are often large contracts. The annual contract value for each retail and CP company customer agreement is largely related to the size of the customer, and therefore, the average contract value can fluctuate from period to period. These retail and CP customer agreements can create significant variability in the aggregate annual contract value of customer agreements signed in any given fiscal quarter. Our Advanced Deal Management agreements with CP companies that leverage the DemandTec TradePoint Network are principally one year in length and much smaller in annual and aggregate contract value than our other CP company customer software services contracts and our retail contracts. In many of our prior fiscal years, the agreements we have signed in the first fiscal quarter of such fiscal year have had an aggregate annual contract value less than that of the agreements signed in the preceding fiscal fourth quarter. In addition, the aggregate contract value of agreements signed can fluctuate significantly on a quarterly basis within any given fiscal year. A significant percentage of our new customer agreements are entered into during the last month, weeks, or even days of each quarter-end.
     We are headquartered in San Mateo, California, and have sales and marketing offices in North America and Europe. We sell our software through our direct sales force and receive a number of customer prospect introductions through third-parties, such as systems integrators and a data syndication company. In the nine months ended November 30, 2009, approximately 86% of our revenue was attributable to sales of our software to companies located in the United States. Our ability to achieve profitability will be affected by our revenue as well as our other operating expenses associated with growing our business. Our largest category of operating expenses is research and development expenses, and the largest component of our operating expenses is personnel costs.
     During fiscal 2009 and the nine months ended November 30, 2009, the global economic environment has deteriorated compared to prior periods and has resulted in delays in the execution of new and some renewal customer contracts, with some customers or potential customers electing not to enter into new or renewal contracts, and some other customers renewing at lower prices. Accordingly, our revenue growth has slowed and deferred revenue balances have decreased. In the near term, our revenue growth may continue to slow, or revenue itself may decline from prior quarters. In addition, the impact of the economic environment on our business contributed to the use of approximately $10.5 million and $9.1 million, respectively, of net cash in operations in the three and nine months ended November 30, 2009. Our cash flow generation will continue to remain challenging and unpredictable and, consequently, we may continue to use cash in operations in future periods. We have not seen any noticeable improvement in sales cycles and we currently have little evidence to suggest that the impact of the global economic environment will improve in the near term.
     In February 2009, we acquired Connect3 Systems, Inc., a provider of advertising planning and execution software. The Connect3 product suite, which Connect3 offered on an installed, behind-the-firewall basis, is being replatformed into the DemandTec End-to-End Promotion Management(TM) solution, which supports retailers’ end-to-end promotion planning process. The aggregate purchase price was approximately $13.5 million, of which $12.5 million was paid during the nine months ended November 30, 2009, including approximately $201,000 of acquisition costs. In addition, we paid off approximately $1.3 million of notes payable held by a former Connect3 officer. We will amortize intangible assets associated with the Connect3 acquisition over one to two and a half years on a straight-line basis, which, absent any impairment, will result in amortization expense of approximately $2.3 million, $1.8 million, and $626,000 in fiscal 2010, 2011, and 2012, respectively.
     In September 2009, we entered into a lease agreement for office space in San Mateo, California that we use as our new corporate headquarters, replacing our then-existing corporate headquarters in San Carlos, California. The lease has an initial non-cancellable lease term of five years commencing December 1, 2009. The aggregate minimum lease commitment is approximately $10.1 million. Upon commencement of this lease, our monthly rent payments increased significantly both immediately and in the long term over our monthly rent payments for our prior space, and quarterly real estate-related operating expenses that we incur increased by approximately $207,000. If our revenue does not increase or our operating expenses do not decrease to offset this increase in real estate-related operating expenses, or if we are unable to find suitable tenants to sublease a significant portion of this space in the event we are unable to sufficiently grow our business in the future, then our results of operations and financial position will be materially adversely impacted.
     In the nine months ended November 30, 2009, we introduced our “nextGEN” strategy, which combines category, brand and shopper insights to provide our customers a unified understanding of shopper behavior and the ability to leverage those insights to make better business decisions on pricing, promotion, assortment and collaboration with their vendors.
     In the nine months ended November 30, 2009, we recorded approximately $775,000 of expense associated with the reduction of our workforce as a result of synergies gained through the acquisition of Connect3 and with the consolidation and relocation of our corporate headquarters.
Critical Accounting Policies and Estimates
     We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States. These accounting principles require us to make certain estimates and judgments that can affect the reported amounts of assets and liabilities at the date of our consolidated financial statements, as well as the reported amounts of revenue and expenses during the periods presented. We believe that our estimates and judgments were reasonable based upon information available to us at the time that these estimates and judgments were made. On an ongoing basis, we evaluate our estimates and judgments. To the extent that there are material differences between these estimates and actual results, our consolidated financial statements could be adversely affected. The accounting policies that we believe reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:
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
     During the three and nine months ended November 30, 2009, there were no significant changes in our critical accounting policies. During each of the three month periods ended May 31, 2008, August 31, 2008, August 31, 2009 and November 30, 2009, we changed our estimate of the number of shares expected to vest in calculating stock-based compensation expense. Please refer to Note 7 of Notes to Consolidated Financial Statements included herein for a more complete discussion of the changes in estimates. Also, please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended February 28, 2009 and Note 1 of Notes to Consolidated Financial Statements included herein for a more complete discussion of our critical accounting policies and estimates.
     Results of Operations
     Revenue
     We derive all of our revenue from customer agreements that cover the use of our software and various services associated with our customers’ use of our software. We generally recognize all revenue ratably over the term of the agreement. Our agreements are generally non-cancellable, but customers typically have the right to terminate their agreement for cause if we materially breach our obligations under the agreement and, in certain situations, may have the ability to extend the duration of their agreement on pre-negotiated terms. We invoice our customers in accordance with contractual terms, which generally provide that our customers are invoiced in advance for annual use of our software. We generally provide certain implementation services on a fixed fee basis and invoice our customers in advance. In addition, we also provide implementation and training services on a time and materials basis and invoice our customers monthly in arrears. Our payment terms typically require our customers to pay us within 30 days of the invoice date.

	Three Months Ended November 30,		Nine Months Ended November 30,
	2009	2008	2009	2008
	(in thousands)
Revenue	$20,088	$18,989	$59,429	$55,675
     Three and Nine Months Ended November 30, 2009 Compared to the Three and Nine Months Ended November 30, 2008. Revenue for the three and nine months ended November 30, 2009 increased approximately $1.1 million and $3.8 million, or 5.8% and 6.7%, respectively, over the corresponding periods of the prior year.
     Revenue from new customers was approximately $1.0 million and $2.7 million in the three and nine months ended November 30, 2009, respectively, and revenue from existing customers increased approximately $92,000 and $1.0 million in the three and nine months ended November 30, 2009 over the corresponding periods of the prior year. New customers are those that did not contribute any revenue in the three and nine months ended November 30, 2008. Existing customers are those that contributed revenue in each of the periods presented. Our revenue growth depends on our ability to attract new customers and to maintain or increase revenues from our current customers over time. During fiscal 2009 and the nine months ended November 30, 2009, the global economic environment has deteriorated compared to prior periods and the retail and CP industries continue to be affected. This has resulted in delays in the execution of new and some renewal customer contracts, with some customers or potential customers electing not to enter into new or renewal contracts, and some other customers renewing at lower prices. Accordingly, our revenue growth has slowed. In the near term, we do not expect any significant improvements in the impact of the global economic environment on our business. Consequently, our revenue growth may continue to slow, or revenue itself may decline from prior quarters.
     In the three and nine months ended November 30, 2009, revenue from customers located outside the United States represented 13% and 14%, respectively, of revenue. In the three and nine months ended November 30, 2008, revenue from customers located outside the United States represented 13% and 14%, respectively, of revenue. Over the long term, we expect that revenue from customers outside the United States will increase as a percentage of total revenue on an annual basis.

     In both of the three and nine months periods ended November 30, 2009, revenue from retail customers represented 82% of revenue and revenue from CP companies represented 18% of revenue. In both of the three and nine month periods ended November 30, 2008, revenue from retail customers represented 86% of revenue and revenue from CP companies represented 14% of revenue. Over the long term, we expect that revenue from CP companies will increase as a percentage of total revenue on an annual basis.
Cost of Revenue
     Cost of revenue includes expenses related to data centers, depreciation expenses associated with computer equipment and software, compensation and related expenses of operations, technical customer support, production operations and professional services personnel, amortization of purchased intangible assets, and allocated overhead expenses. We are in the process of consolidating our data centers. Currently, we have contracts with three third parties for the use of their data center facilities, and our data center costs principally consist of the amounts we pay to these third parties for rack space, power and similar items. Amortization of purchased intangible assets principally relates to developed technology acquired in the Connect3 and TradePoint acquisitions. We allocate overhead costs, such as rent and occupancy costs, employee benefits, information management costs, and legal and other costs, to all departments predominantly based on headcount. As a result, we include allocated overhead expenses in cost of revenue and each operating expense category.

	Three Months Ended November 30,		Nine Months Ended November 30,
	2009	2008	2009	2008
		(dollars in thousands)
Revenue	$20,088	$18,989	$59,429	$55,675
Cost of revenue	6,361	5,834	19,365	17,335

Gross profit	13,727	13,155	40,064	38,340
Gross margin	68.3%	69.3%	67.4%	68.9%
     Three and Nine Months Ended November 30, 2009 Compared to the Three and Nine Months Ended November 30, 2008. Cost of revenue in the three and nine months ended November 30, 2009 increased approximately $527,000 and $2.0 million, or 9.0% and 11.7%, respectively, over the corresponding periods of the prior year. The increase was primarily due to increased personnel costs, outside services and amortization of purchased intangible assets, partially offset by lower travel-related costs.
     Personnel costs include all compensation, employee benefits, and stock-based compensation expenses. Personnel costs increased approximately $166,000 and $1.1 million in the three and nine months ended November 30, 2009 over the corresponding periods of the prior year, mainly due to an increase in headcount during the 12 months ended November 30, 2009. Headcount in consulting, support services and production operations increased from 94 at November 30, 2008 to 100 at February 28, 2009, primarily due to the acquisition of Connect3, and then declined to 96 at November 30, 2009 as a result of our restructuring activities. Outside service costs increased approximately $124,000 and $168,000 in the three and nine months ended November 30, 2009, respectively, over the corresponding periods of the prior year, primarily due to the setup of our new data center in Arizona in the three months ended November 30, 2009. In addition, expense associated with the amortization of purchased intangible assets increased $314,000 and $940,000 in the three and nine months ended November 30, 2009, respectively, over the corresponding periods of the prior year primarily attributable to the acquisition of Connect3 in February 2009. The increase in personnel costs, outside service costs, and amortization of intangible assets was partially offset by a decrease of $123,000 and $339,000 in travel-related costs in the three and nine months ended November 30, 2009, respectively, primarily due to efforts to control travel costs such as reducing or eliminating conferences, offsite events, and non-billable travel.
     Our gross margin decreased to 68.3% and 67.4% in the three and nine months ended November 30, 2009 compared to the corresponding periods of the prior year, as our personnel costs and the amortization of purchased intangible assets, primarily associated with our acquisition of Connect3, increased at a faster rate than our revenue.
     Research and Development Expenses
     Research and development expenses include personnel costs for our research, product management and software development personnel, and allocated overhead expenses. We devote substantial resources to extending our existing software applications as well as to developing new software.

	Three Months Ended November 30,		Nine Months Ended November 30,
	2009	2008	2009	2008
	(dollars in thousands)
Research and development	$8,037	$6,659	$24,190	$19,772
Percent of revenue	40.0%	35.1%	40.7%	35.5%
     Three and Nine Months Ended November 30, 2009 Compared to the Three and Nine Months Ended November 30, 2008. Research and development expenses in the three and nine months ended November 30, 2009 increased approximately $1.4 million and $4.4 million, or 20.7% and 22.3%, respectively, over the corresponding periods of the prior year, primarily due to increased personnel costs and allocated overhead costs partially offset by a reduction in third party consulting services.
     Personnel costs increased approximately $1.2 million and $3.7 million, respectively, in the three and nine months ended November 30, 2009 over the corresponding periods of the prior year, mainly due to an increase in headcount to 132 at November 30, 2009 from 101 at November 30, 2008, primarily as a result of the acquisition of Connect3 in February 2009. Research and development related stock-based compensation expense, which is a component of personnel costs, was $784,000 and $2.6 million, respectively, in the three and nine months ended November 30, 2009 compared to $509,000 and $1.7 million, respectively, in the three and nine months ended November 30, 2008. The increase in stock-based compensation expense was primarily associated with equity awards granted since November 2008. Allocated overhead expenses increased $246,000 and $766,000, respectively, in the three and nine months ended November 30, 2009 over the corresponding periods of the prior year, primarily due to larger allocations resulting from the headcount increase. The increase in personnel costs and allocated overhead costs was partially offset by a decrease in third-party contractor and consulting expenses of approximately $81,000 and $185,000, respectively, in the three and nine months ended November 30, 2008 as a result of negotiating lower contract rates on recurring services.
     We intend to continue to invest significantly in our research and development efforts because we believe these efforts are essential to maintaining our competitive position. In addition, we expect that stock-based compensation charges included in research and development expenses will vary over the long term depending on the timing and magnitude of equity incentive grants during each quarter and revisions to our estimates of the number of shares expected to vest. In the short term, we expect that research and development expenses will increase in absolute dollars and as a percentage of revenue. Over the long term, we expect that research and development expenses will increase in absolute dollars, but decrease as a percentage of revenue.
     Sales and Marketing Expenses
     Sales and marketing expenses include personnel costs for our sales and marketing personnel, including commissions and incentives, travel and entertainment expenses, marketing programs such as product marketing, events, corporate communications and other brand building expenses, and allocated overhead expenses.

	Three Months Ended November 30,		Nine Months Ended November 30,
	2009	2008	2009	2008
		(dollars in thousands)
Sales and marketing	$5,067	$4,839	$15,912	$15,250
Percent of revenue	25.2%	25.5%	26.8%	27.4%
     Three and Nine Months Ended November 30, 2009 Compared to the Three and Nine Months Ended November 30, 2008. Sales and marketing expenses in the three and nine months ended November 30, 2009 increased approximately $228,000 and $662,000, or 4.7% and 4.3%, respectively, over the corresponding periods of the prior year mainly due to increased consulting and marketing program costs.
     Consulting and marketing program costs increased approximately $178,000 and $678,000 in the three and nine months ended November 30, 2009 over the corresponding periods of the prior year, primarily due to new service introductions, increased online marketing activities, and branding initiatives.
     Over the long term, we expect that sales and marketing expenses will increase in absolute dollars as we hire additional personnel and spend more on marketing programs, but remain relatively constant or decrease slightly as a percentage of revenue. In addition, we expect that stock-based compensation charges included in sales and marketing expenses will vary over the long term depending on the timing and magnitude of equity incentive grants during each quarter and revisions to our estimates of the number of shares expected to vest.

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

	Three Months Ended November 30,		Nine Months Ended November 30,
	2009	2008	2009	2008
	(dollars in thousands)
General and administrative	$2,227	$2,662	$7,387	$7,333
Percent of revenue	11.1%	14.0%	12.4%	13.2%
     Three and Nine Months Ended November 30, 2009 Compared to the Three and Nine Months Ended November 30, 2008. General and administrative expenses decreased approximately $435,000 in the three months ended November 30, 2009 from the corresponding period of the prior year and increased approximately $54,000 in the nine months ended November 30, 2009 over the corresponding period of the prior year. The changes were primarily related to decreased third party professional services, partially offset by increased personnel costs.
     Third party professional services expense decreased approximately $468,000 and $1.1 million in the three and nine months ended November 30, 2009, respectively, over the corresponding periods of the prior year, primarily due to lower Sarbanes-Oxley and audit related costs as well as a reduction in various third-party professional services as part of our efforts to control costs. The decrease in third party professional services costs was partially offset by increased personnel costs of approximately $129,000 and $913,000 in the three and nine months ended November 30, 2009 over the corresponding periods of the prior year, primarily due to an increase in headcount and stock-based compensation expense. General and administrative related stock-based compensation expense, which is a component of personnel costs, was $473,000 and $1.7 million, respectively, in the three and nine months ended November 30, 2009 compared to $424,000 and $1.2 million, respectively, in the three and nine months ended November 30, 2008. The increase in stock-based compensation expense was primarily associated with equity awards granted since November 2008.
     Over the long term, we expect that general and administrative expenses will increase in absolute dollars as we continue to grow, but decrease slightly as a percentage of revenue. In addition, we expect that stock-based compensation charges included in general and administrative expenses will vary over the long term depending on the timing and magnitude of equity incentive grants during each quarter and revisions to our estimates of the number of shares expected to vest.
     Amortization of Purchased Intangible Assets

	Three Months Ended November 30,		Nine Months Ended November 30,
	2009	2008	2009	2008
	(dollars in thousands)
Amortization of purchased intangible assets	$575	$331	$1,752	$751
Percent of revenue	2.9%	1.7%	2.9%	1.3%
     Three and Nine Months Ended November 30, 2009 Compared to the Three and Nine Months Ended November 30, 2008. Amortization of purchased intangible assets increased approximately $244,000 and $1.0 million, respectively, in the three and nine months ended November 30, 2009 over the corresponding periods of the prior year. The increase was primarily due to our acquisition of Connect3 in February 2009 and our purchase of rights to develop assortment optimization technology in May 2008. Intangible assets associated with the Connect3 acquisition are being amortized over one to two and a half years starting from March 2009. The estimated average quarterly amortization expense for fiscal 2010, absent any impairment, is approximately $1.0 million, of which approximately $466,000 is attributed to cost of revenue. The quarterly amortization expense of all existing purchased intangible assets will decline significantly in fiscal 2011 and thereafter as some intangible assets become fully amortized.
     Other Income, Net

	Three Months Ended November 30,		Nine Months Ended November 30,
	2009	2008	2009	2008
		(in thousands)
Interest income	$103	$431	$494	$1,436
Interest expense	(12)	(31)	(74)	(54)
Other income (expense)	21	37	128	(25)

Other income, net	$112	$437	$548	$1,357

     Three and Nine Months Ended November 30, 2009 Compared to the Three and Nine Months Ended November 30, 2008. Other income, net decreased $325,000 and $809,000, respectively, in the three and nine months ended November 30, 2009 from the corresponding periods of the prior year, primarily due to decreased interest income as a result of lower interest rates on invested cash balances and marketable securities. Offsetting the decline in interest income were exchange rate-related gains on our foreign currency denominated accounts receivable primarily due to the strengthening of the Euro against the U.S. dollar in the three and nine months ended November 30, 2009. Such exchange-related gains are included in other income (expense).
     Provision for Income Taxes

	Three Months Ended November 30,		Nine Months Ended November 30,
	2009	2008	2009	2008
		(in thousands)
Provision (benefit) for income taxes	$(167)	$(91)	$(140)	$1
     Three and Nine Months Ended November 30, 2009 Compared to the Three and Nine and Months Ended November 30, 2008. In the three and nine months ended November 30, 2009, we recorded an income tax expense (benefit) of approximately ($167,000) and ($140,000), respectively, compared to ($91,000) and $1,000 in the corresponding periods of the prior year. The effective tax rate for the three and nine months ended November 30, 2009 was less than 1% based on our estimated taxable income for the year, excluding certain discrete tax adjustments. In the three months ended November 30, 2009, we recorded a discrete tax benefit of approximately $130,000 for the expected recovery of federal alternative minimum taxes paid in prior years, as a result of the enactment of the 2009 Worker, Homeownership, and Business Assistance Act of 2009 in November 2009, which increases the carryback period for NOLs incurred in fiscal 2009 and 2010 from two to five years and suspends the alternative minimum tax NOL deduction limitation for the carryback period. Accordingly, we expect to recover federal alternative minimum taxes paid in fiscal 2006, 2007, and 2008 and recorded a tax benefit in the three months ended November 30, 2009.
     In the three months ended November 30, 2009, we also recorded a discrete tax benefit due to changes in our prior year estimated tax liability based on actual tax payments made and increased refundable R&D credits as a result of the extension of the Housing Assistance Act of 2008 and the American Recovery and Reinvestment Act of 2009. Excluding the impact of the discrete adjustments, we would have recorded tax expense primarily for state income taxes in states where we do not have NOL carryforwards and foreign taxes. The income tax expense (benefit) in the corresponding periods of the prior year was for federal alternative minimum income taxes, state income taxes in states where we have no NOL carryforwards, and foreign taxes, offset by a discrete benefit of $83,000 recorded in the three months ended November 30, 2008 for estimated refundable R&D tax credits generated prior to fiscal 2006 as a result of the enactment of the Housing and Economic Recovery Act of 2008.
     Since inception, we have incurred annual operating losses and, accordingly, have recorded a provision for income taxes primarily for federal minimum income taxes, state income taxes principally in states where we have no NOL carryforwards, and foreign taxes. At February 28, 2009, we had federal and state net operating loss carryforwards of approximately $56.4 million and $34.9 million, respectively, to cover future taxable income.
     Stock-Based Compensation Expense
     Total stock-based compensation expense increased by approximately $421,000 and $1.6 million, respectively, in the three and nine months ended November 30, 2009 over the corresponding periods of the prior year, mainly due to options granted to new and existing employees subsequent to November 30, 2008, PSUs granted in May and June 2009, and shares subject to our ESPP. The increase in each of the three and nine months ended November 30, 2009 was partially offset by decreases in stock-based compensation expense associated with the PSUs granted in August 2007 and March 2008, as most of these PSU awards were vested in prior periods and we revised our estimate of the number of awards expected to vest. See Note 7 of Notes to our Condensed Consolidated Financial Statements contained herein for further explanation of how we derive and account for these estimates. We expect that stock-based compensation expense will vary in the future depending upon the magnitude and timing of equity incentive grants and revisions to our estimates of the number of shares expected to vest.
Liquidity and Capital Resources
     At November 30, 2009, our principal sources of liquidity consisted of cash, cash equivalents, and marketable securities of $66.1 million, accounts receivable (net of allowances) of $14.2 million, and available borrowing capacity under our credit facility of $18.9 million. At November 30, 2009, our marketable securities consisted of commercial paper, certificates of deposit, corporate bonds and obligations of government-sponsored enterprises.
     In May 2009, we amended our revolving line of credit that we had entered in April 2008 to, among other things, extend the maturity date of the loan agreement and to increase the revolving line of credit from $15.0 million to $20.0 million. The amended revolving line of credit includes a number of covenants and restrictions with which we must comply. For example, our ability to incur debt, grant liens, make investments, enter into mergers and acquisitions, pay dividends, repurchase our outstanding common stock, change our business, enter into transactions with affiliates, and dispose of assets is limited. To secure the line of credit, we have granted our lenders a first priority security interest in substantially all of our assets. At the filing date of this Form 10-Q, we were in compliance with all loan covenants and had no outstanding debt under the line of credit, and the available line of credit amount was approximately $18.9 million.

	Nine Months Ended November 30,
	2009	2008
	(in thousands)
Net cash provided by (used in) operating activities	$(9,149)	$10,790
Net cash used in investing activities	(11,153)	(27,679)
Net cash provided by financing activities	1,095	2,311
     Operating Activities
     Our cash flows from operating activities in any period are significantly influenced by the number of customers using our software, the number and size of new customer contracts, the timing and size of renewals of existing customer contracts, and the timing of payments by these customers. Our largest source of operating cash flows is cash collections from our customers, which results in decreases to accounts receivable. Our primary uses of cash in operating activities are for personnel-related expenditures and rent payments. Our cash flows from operating activities in any period will continue to be significantly affected by the extent to which we add new customers, renew existing customers, collect payments from our customers and increase personnel to grow our business.
     In the nine months ended November 30, 2009, we used approximately $9.1 million of net cash in operating activities compared to $10.8 million cash generated from operating activities in the corresponding period of the prior year. The net cash outflow in the nine months ended November 30, 2009 was primarily attributable to net cash used in operating activities in the three months ended November 30, 2009 of approximately $10.5 million. The current global economic conditions have resulted in delays in the collection of payments from our customers and delays in the execution of new and some renewal customer contracts, with some customers electing not to enter into new or renewal contracts, and some other customers renewing at lower prices. These factors have resulted in lower deferred revenue and higher accounts receivable balances, and consequently decreased cash from operations by approximately $14.2 million compared to the corresponding period of the prior year. Further, our acquisition of Connect3 in February 2009 has increased headcount and related expenses in the nine months ended November 30, 2009, resulting in approximately $2.5 million lower net profit, after adjusting for non-cash related expenses, compared to the corresponding period of the prior year. In addition, a reduction in accrued compensation resulted in a decrease of approximately $2.1 million in cash from operations in the nine months ended November 30, 2009 compared to the corresponding period of the prior year, primarily associated with the timing of bonus payments. Other working capital items decreased cash from operations in the nine months ended November 30, 2009 by approximately $1.2 million compared to the corresponding period of the prior year, primarily due to the timing of payments to vendors.
     We have not seen any noticeable improvement in sales cycles and we anticipate that the global economic environment will not improve in the near term. As a result, we expect the execution of new and some renewal customer contracts and the collection of cash will continue to remain challenging and unpredictable, thereby impacting our cash flow generation on a quarterly basis. We may continue to use net cash in operations in future periods.
     Investing Activities
     Our primary investing activities have been capital expenditures on equipment for our data centers, net purchases of marketable securities, and payments for the acquisition of businesses.

     In the nine months ended November 30, 2009, we used $11.2 million of net cash in investing activities, primarily due to $12.5 million cash payments associated with the Connect3 acquisition and $1.2 million in capital expenditures, offset by approximately $2.6 million of net cash inflow from maturities of marketable securities.
     Financing Activities
     Our primary financing activities have been issuances of common stock related to our IPO, the exercise of stock options, and the sale of shares pursuant to our ESPP, as well as borrowings and repayments of notes payable.
     In the nine months ended November 30, 2009, we received approximately $1.1 million of net cash from financing activities, as a result of $2.4 million of cash proceeds from the issuance of common stock under our equity incentive plans, offset by the payment in full of approximately $1.3 million of notes payable held by a former Connect3 officer and principal shareholder.
     We believe that our cash, cash equivalents, and marketable securities balances at November 30, 2009 will be sufficient to fund our projected operating requirements for at least the next twelve months. We may need to raise additional capital or incur additional indebtedness to continue to fund our operations over the long term. Our future capital requirements will depend on many factors, including our rate of revenue growth, the rate of expansion of our workforce, the timing and extent of our expansion into new markets, the timing of introductions of new functionality and enhancements to our software, the timing and size of any acquisitions of other companies or assets and the continuing market acceptance of our software. We may enter into arrangements for potential acquisitions of complementary businesses, services or technologies, which also could require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.
Contractual Obligations
     Our principal commitments consist of obligations under operating leases for office space in the United States and abroad, Connect3 merger consideration payable, and notes payable to former TradePoint shareholders.
     At November 30, 2009, the future minimum payments under these commitments, as well as payments due under our notes payable, were as follows:

	Payments Due by Period
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(In thousands)
Operating leases (1)	$11,951	$2,287	$4,574	$5,090	$—
Merger consideration payable to former Connect3 shareholders	1,000	1,000	—	—	—
Notes payable to former TradePoint shareholders	434	434	—	—	—

Total contractual obligations	$13,385	$3,721	$4,574	$5,090	$—

(1)	Includes approximately $10.1 million in future minimum lease payments associated with our new headquarters facility in San Mateo, California, and approximately $1.5 million in future minimum lease payments for equipment and facility operating leases associated with our new data center in Mesa, Arizona, all entered into in September 2009. See Note 5 of Notes to Condensed Consolidated Financial Statements.
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
     We operate internationally and generally our international sales agreements are denominated in the country of origin currency, and therefore our revenue and receivables are subject to foreign currency risk. Also, some of our operating expenses and cash flows are denominated in foreign currency and, thus, are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the exchange rates for the British Pound and the Euro. We periodically enter into foreign exchange forward contracts to reduce exposure in non-U.S. dollar denominated receivables. We formally assess, both at a hedge’s inception and on an ongoing basis, whether the derivatives used in hedging transactions are highly effective in negating currency risk. At November 30, 2009, we had one outstanding forward foreign exchange contract to sell Euros for U.S. dollars in May 2010, with a notional principal of €1.2 million (or approximately $1.8 million). We do not enter into derivative financial instruments for speculative or trading purposes.
     With respect to our international operations, which are primarily sales and marketing support entities, we have remeasured our accounts denominated in non-U.S. currencies using the U.S. dollar as the functional currency and recorded the resulting gains (losses) within other income (expense), net for the period. We remeasure all monetary assets and liabilities at the current exchange rate at the end of the period, non-monetary assets and liabilities at historical exchange rates, and revenue and expenses at average exchange rates in effect during the period. Our foreign currency gain was approximately $135,000 and $77,000 in the nine months ended November 30, 2009 and 2008, respectively.
     Interest Rate Sensitivity
     We had cash and cash equivalents totaling $14.4 million and marketable securities totaling $51.7 million at November 30, 2009. These amounts were invested primarily in government securities and corporate notes and bonds with credit ratings of at least A-1 or better, money market funds registered with the SEC under rule 2a-7 of the Investment Company Act of 1940, and interest-bearing demand deposit accounts. By policy, we limit the amount of credit exposure to any one issuer and we do not enter into investments for trading or speculative purposes. Our cash and cash equivalents and marketable securities are held and invested with capital preservation as the primary objective.
     Our cash equivalents and marketable securities are subject to market risk due to changes in interest rates. Fixed-rate interest securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. However, because we classify our marketable securities as “held-to-maturity,” no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other-than-temporary. We believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income, if any. For instance, a fluctuation in interest rates of 1.0% at November 30, 2009 would result in a change of approximately $600,000 in annual interest income.
Item 4. Controls and Procedures
     Evaluation of Disclosure Controls and Procedures
     We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2009, the end of the period covered by this Quarterly Report on Form 10-Q. This evaluation (the “controls evaluation”) was done under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Disclosure controls and procedures means controls and other procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed such that information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based on the controls evaluation, our CEO and CFO have concluded that as of November 30, 2009, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC and to ensure that material information relating to the Company and our consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.

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
     Factors that may affect our operating results include:
•	our ability to increase sales to existing customers and to renew agreements with our existing customers at comparable prices, particularly larger retail customers;

•	our ability to attract new customers, particularly larger retail customers and consumer products customers;

•	our ability to achieve success with our recently-announced “nextGEN” strategy;

•	changes in our pricing policies or those of our competitors, or pricing pressure on our software services;

•	periodic fluctuations in demand for our software and services;

•	volatility in the sales of our solutions on a quarterly basis and timing of the execution of new and renewal agreements within such quarterly periods;

•	reductions in customers’ budgets for information technology purchases and delays in their purchasing cycles, particularly in light of recent deteriorating global economic conditions;

•	our ability to develop and implement in a timely manner new software and enhancements that meet customer requirements;

•	our ability to hire, train and retain key personnel;

•	any significant changes in the competitive dynamics of our market, including new entrants or substantial discounting of products;

•	our ability to control costs, including our operating expenses;

•	any significant change in our facilities-related costs;

•	the timing of hiring personnel and of large expenses such as those for trade shows and third-party professional services;

•	general economic conditions in the retail and CP markets;

•	outages and capacity constraints with our hosting partners; and

•	the impact of a recession or any other adverse global economic conditions on our business, including a delay in signing or a failure to sign significant customer agreements.
     We have in the past experienced, and we may continue to experience, significant variations in our level of sales on a quarterly basis. In recent periods, several of our customers have delayed or failed to renew their agreements with us upon expiration, or have renewed at lower prices. Such variations in our sales, or delays in signing or a failure to sign or renew significant customer agreements, have led to significant fluctuations in our cash flows and deferred revenue on a quarterly basis. For example, we used approximately $10.5 million of net cash in operations in the three months ended November 30, 2009 while we generated approximately $2.0 million of net cash from operations in the three months ended August 31, 2009. Our operating results have been impacted, and will likely continue to be impacted in the near term, by any delays in signing or failures to sign significant customer agreements. If the global economic environment does not improve in the short term and delays in signing customer agreements continue in any future fiscal quarters, our future operating results for any such quarter and for subsequent quarters may be below the expectations of securities analysts or investors, which may result in a decline in our stock price.
     In September 2009, we entered into a lease agreement for office space in San Mateo, California that we use as our new corporate headquarters, replacing our then-existing corporate headquarters in San Carlos, California. The lease has an initial non-cancellable lease term of five years commencing December 1, 2009. The aggregate minimum lease commitment is approximately $10.1 million. Upon commencement of this lease, our monthly rent payments increased significantly both immediately and in the long term over our monthly rent payments for our prior space, and quarterly real estate-related operating expenses that we incur increased by approximately $207,000. If our revenue does not increase or our operating expenses do not decrease to offset this increase in real estate-related operating expenses, or if we are unable to find suitable tenants to sublease a significant portion of this space in the event we are unable to sufficiently grow our business in the future, then our results of operations and financial position will be materially adversely impacted.
     In addition, in the past, certain of our customers have filed for bankruptcy protection. For example, during fiscal 2010, two of our customers, Bi-Lo LLC and The Penn Traffic Company, filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code. Our aggregate revenue from Bi-Lo and Penn Traffic in the nine months ended November 30, 2009 was approximately $2.2 million. It is possible that any customers or potential customers seeking bankruptcy protection could seek to cancel their agreements with us, or could elect not to purchase new or additional services or renew such services with us, or could fail to pay us according to our contractual terms, any of which would negatively impact our results of operations or financial position in the future.
The effects of the ongoing global economic conditionss may adversely impact our business, operating results or financial condition.
     The ongoing global economic conditions have caused a general tightening in the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy, extreme volatility in credit, equity and fixed income markets, and economic contraction. The retail and consumer products industries have been and may continue to be especially hard hit by these economic developments, which in recent periods has resulted in some customers delaying or not entering into new agreements or renewing their existing agreements with us. In addition, current or potential customers may not have funds to enter into or renew their agreements for our software and services, which could cause them to delay, decrease or cancel purchases of our software and services, to renew at lower prices, or to not pay us or to delay paying us for previously purchased software and services. Financial institution failures may cause us to incur increased expenses or make it more difficult either to utilize our existing debt capacity or otherwise obtain financing for our operations, investing activities (including the financing of any future acquisitions), or financing activities. Finally, our investment portfolio, which includes short-term debt securities, is subject to general credit, liquidity, counterparty, market and interest rate risks that may be exacerbated by the ongoing global financial conditions. If the banking system or the fixed income, credit or equity markets deteriorate or remain volatile, our investment portfolio may be impacted and the values and liquidity of our investments could be adversely affected.

We have a history of losses and we may not achieve or sustain profitability in the future.
     We have a history of losses and have not achieved profitability in any fiscal year. We experienced net losses of $5.0 million, $4.5 million and $1.5 million in fiscal 2009, fiscal 2008 and fiscal 2007, respectively, and a net loss of $9.3 million in the nine months ended November 30, 2009. At November 30, 2009, we had an accumulated deficit of $86.6 million. We may continue to incur net losses in the future. In addition, our cost of revenue and operating expenses may increase in future periods as we implement initiatives to continue to grow our business. If the global economic environment continues to negatively impact our business and our revenue does not increase to offset these expected increases in cost of revenue and operating expenses, we will not be profitable. In fact, in future periods our revenue could decline. For example, our costs have grown faster than our revenue such that our net loss has increased to $9.3 million in the nine months ended November 30, 2009 compared to $3.4 million in the nine months ended November 30, 2008. Accordingly, we cannot assure you that we will be able to achieve or maintain profitability in the future.
We depend on a small number of customers, which are primarily large retailers, and our growth, if any, depends upon our ability to add new and retain existing large customers.
     We derive a significant percentage of our revenue from a relatively small number of customers, and the loss of any one or more of those customers could decrease our revenue and harm our current and future operating results. Our retail customers accounted for 82% of our revenue in the nine months ended November 30, 2009, and 86% of our revenue in fiscal 2009. In the nine months ended November 30, 2009, our largest customer accounted for approximately 14% of our revenue, and in fiscal 2009 our three largest customers accounted for approximately 33% of our revenue. Although our largest customers may vary from period to period, we anticipate that we will continue to depend on revenue from a relatively small number of our retail customers. Further, our ability to grow revenue depends on our ability to increase sales to existing customers, to renew agreements with our existing customers and to attract new customers. If economic factors, including the recent global economic crisis, were to have a continued or increasingly negative impact on the retail market segment, it could reduce the amount that these customers spend on information technology, which would adversely affect our revenue and results of operations.
Our business depends substantially on customers renewing their agreements for our software. Any decline in our customer renewals would harm our operating results.
     To maintain and grow our revenue, we must achieve and maintain high levels of customer renewals. We sell our software pursuant to agreements with initial terms that are generally from one to three years in length. Our customers have no obligation to renew their agreements after the expiration of their term, and we cannot assure you that these agreements will be renewed on favorable terms, renewed timely, or at all. The fees we charge for our solutions vary based on a number of factors, including the software, service and hosting components provided, the size of the customer, and the duration of the agreement term. Our initial agreements with customers may include fees for software, services or hosting components that may not be needed upon renewal. As a consequence, if we renew these agreements, we may receive lower total fees. In addition, if an agreement is renewed for a term longer than the preceding term, we may receive total fees in excess of total fees received in the initial agreement but a smaller average annual fee because we generally charge lower annual fees in connection with agreements with longer terms. In any of these situations, we would need to sell additional software, services or hosting in order to maintain the same level of annual fees from that customer. There can be no assurance that we will be able to renew these agreements, sell additional software or services or sell to new customers. In recent periods certain of our customers have elected not to renew their agreements with us or have renewed on less favorable terms. We have limited historical data with respect to customer renewals, so we may not be able to predict future customer renewal rates and amounts accurately. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including their satisfaction or dissatisfaction with our software, the price of our software, the prices of competing products and services, consolidation within our customer base or reductions in our customers’ information technology spending levels. If our customers do not renew their agreements for our software for any reason, or if they renew on less favorable terms, our revenue will decline and our cash flow will be negatively impacted.
Because we generally recognize revenue ratably over the terms of our customer agreements, the lack of renewals or the failure to enter into new agreements will not immediately be reflected in our statement of operations in any significant manner but will negatively affect revenue in future quarters.
     We generally recognize revenue ratably over the terms of our customer agreements, which typically range from one to three years. As a result, most of our quarterly revenue results from agreements entered into during previous quarters. Consequently, a decline in new or renewed agreements in a particular quarter, as well as any renewals at reduced annual dollar amounts, will not be reflected in any significant manner in our revenue for that quarter, but it will negatively affect revenue in future quarters. For example, in fiscal

2009 and fiscal 2010 the global economic environment has deteriorated compared to prior periods. This has resulted in delays in the execution of new and some renewal customer contracts, with some customers or potential customers electing not to enter into new or renewal contracts, and some other customers renewing at lower prices. Accordingly, our revenue growth has slowed, and our deferred revenue balance at November 30, 2009 was lower compared to prior periods, which may adversely impact our revenue in the future.
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
     In addition, an acquisition may negatively impact our results of operations because we may incur additional expenses relating to one-time charges, write-downs, amortization of intangible assets, or tax-related expenses. For example, our acquisition of TradePoint in November 2006 resulted in approximately $970,000 of amortization of purchased intangible assets in each of fiscal 2009 and 2008, and $321,000 in fiscal 2007, and will result in amortization of approximately $911,000 in fiscal 2010 with declining amounts for more than six years thereafter. Our acquisition of Connect3 resulted in the write-off of $150,000 of in-process research and development costs in fiscal 2009, and will result in amortization of purchased intangible assets of approximately $2.3 million, $1.8 million, and $626,000 in fiscal 2010, 2011, and 2012, respectively.
Our sales cycles are long and unpredictable, and our sales efforts require considerable time and expense.
     We market our software to large retailers and CP companies, and sales to these customers are complex efforts that involve educating our customers about the use and benefits of our software, including its technical capabilities. Customers typically undertake a significant evaluation process that can result in a lengthy sales cycle, in some cases over 12 months. We spend substantial time, effort and money in our sales efforts without any assurance that our efforts will generate long-term agreements. In addition, customer sales decisions are frequently influenced by global macroeconomic factors, budget constraints, multiple approvals, and unplanned administrative, processing and other delays. If sales expected from a specific customer are not realized, our revenue and, thus, our future operating results could be adversely impacted.
Our business will be adversely affected if the retail and CP industries do not widely adopt technology solutions incorporating scientific techniques to understand and predict consumer demand to make pricing and other merchandising decisions.
     Our software addresses the new and emerging market of applying econometric modeling and optimization techniques through software to enable retailers and CP companies to understand and predict consumer demand in order to improve their pricing, promotion, and other merchandising and marketing decisions. These decisions are fundamental to retailers and CP companies; accordingly, our target customers may be hesitant to accept the risk inherent in applying and relying on new technologies or methodologies to supplant traditional methods. Our business will not be successful if retailers and CP companies do not accept the use of software to enable more strategic pricing and other merchandising decisions.
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
     To date, we have derived most of our revenue from retail customers. In the nine months ended November 30, 2009, we generated approximately 82% of our revenue from sales to retail customers, while we generated approximately 18% of our revenue from sales to CP companies. During fiscal 2009, we generated approximately 86% of our revenue from sales to retail customers while we generated approximately 14% of our revenue from sales to CP companies. In fiscal 2008 we generated 92% of our revenue from sales to retail customers while we generated 8% of our revenue from sales to CP companies. In order to grow our revenue and to achieve our long-term strategic objectives, it is important for us to expand our sales to derive a more significant portion of our revenue from new and existing CP customers. If CP companies do not widely accept our software, our revenue growth and business will be harmed.
We face intense competition that could prevent us from increasing our revenue and prevent us from becoming profitable.
     The market for our software is highly competitive and we expect competition to intensify in the future. Competitors vary in size and in the scope and breadth of the products and services they offer. Currently, we face competition from traditional enterprise software application vendors such as Oracle Corporation and SAP AG, niche retail software vendors targeting smaller retailers such as KSS Group, and statistical tool vendors such as SAS, Inc. To a lesser extent, we also compete or potentially compete with marketing information providers for the CP industry such as The Nielsen Company and Information Resources, Inc., as well as business consulting firms such as McKinsey & Company, Inc., Deloitte & Touche LLP and Accenture LLP, which offer merchandising consulting services and analyses. Because the market for our solutions is relatively new, we expect to face additional competition from other established and emerging companies and, potentially, from internally-developed applications. This competition could result in increased pricing pressure, reduced profit margins, increased sales and marketing expenses and a failure to increase, or the loss of, market share.
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
     We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including continued economic concerns as well as the need to develop new software or enhance our existing software, enhance our operating infrastructure and acquire complementary businesses and technologies. In May 2009, we amended our loan agreement that we had entered in April 2008 with a financial institution to, among other things, extend the maturity date to May 7, 2012 and increase our revolving line of credit from $15.0 million to $20.0 million. However, we may need to engage in equity or debt financings or enter into additional credit agreements to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital-raising activities and other financial and operational matters that make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited.
We rely on three third-party service providers to host our software, and any interruptions or delays in services from these third parties could impair the delivery of our software as a service.
     We deliver our software to customers over the Internet. The software is hosted in three third-party data centers located in California and Arizona. We do not control the operation of any of these facilities, and we rely on these service providers to provide all power, connectivity and physical security. These facilities could be vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunications failures and similar events. They are also subject to break-ins, computer viruses, sabotage, intentional acts of vandalism and other misconduct. The occurrence of a natural disaster or intentional misconduct, a decision to close these facilities without adequate notice or other unanticipated problems could result in lengthy interruptions in our services. Additionally, because we currently rely upon disk and tape bond back-up procedures, but do not operate or maintain a fully-redundant back-up site, there is an increased risk of service interruption.
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
     We have limited experience operating in international jurisdictions. In the nine months ended November 30, 2009, in fiscal 2009 and in fiscal 2008, 14%, 14% and 12%, respectively, of our revenue was attributable to sales to companies located outside the United States. Our inexperience in operating our business outside of the United States increases the risk that any international expansion efforts that we may undertake will not be successful. In addition, conducting international operations subjects us to new risks that we have not generally faced in the United States. These include:
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
     Portions of our software development, sustaining engineering, quality assurance and testing, operations and customer support are provided by Sonata Services Limited, or Sonata, a third party located in Shanghai, China. As of November 30, 2009, in addition to our 161 employees in our operations, customer support, science, product management and engineering groups located in the United States, an additional 65 Sonata personnel were dedicated to our projects. Remotely coordinating a third party in China requires significant management attention and substantial resources, and there can be no assurance that we will be successful in coordinating these activities. Furthermore, if there is a disruption to these operations in China, it will require that substantial management attention and time be devoted to achieving resolution. If Sonata were to stop providing these services or if there was widespread departure of trained Sonata personnel, this could cause a disruption in our product development process, quality assurance and product release cycles and customer support organizations and require us to incur additional costs to replace and train new personnel.
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
     A change in accounting standards or practices could have a significant effect on our reported results and might affect our reporting of transactions completed before the change is effective. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred in the past and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, on March 1, 2006 we adopted the FASB accounting standards that require employee stock-based compensation be measured based on its fair value on the grant date and treated as an expense that is reflected in the financial statements over the related service period. As a result, our operating results for fiscal 2007, fiscal 2008 and fiscal 2009, and for the nine months ended November 30, 2009, include expenses that are not reflected in prior periods, increasing our net loss and making it more difficult for investors to evaluate our results of operations for fiscal 2007, 2008, 2009, and for the nine months ended November 30, 2009 relative to prior periods.
We have experienced growth in recent periods. If we fail to manage our growth effectively, we may be unable to execute our business plan, maintain high levels of customer service or address competitive challenges adequately.
     We have substantially expanded our overall business, headcount and operations in recent periods. For instance, our headcount grew from 198 employees at February 28, 2007 to 311 employees at November 30, 2009. Headcount in research and development increased from 99 employees at February 28, 2007 to 132 employees at November 30, 2009. In addition, our revenue grew from $43.5 million in fiscal 2007 to $75.0 million in fiscal 2009. In the nine months ended November 30, 2009, our revenue was $59.4 million. We may need to continue to expand our operations in order to increase our customer base and to develop additional software. Increases in our customer base could create challenges in our ability to implement our software and support our customers. In addition, we will be required to continue to improve our operational, financial and management controls and our reporting procedures. As a result, we may be unable to manage our business effectively in the future, which may negatively impact our operating results.
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
     The trading price of our common stock has fluctuated widely in the past and may do so in the future. Further, our common stock has limited trading history. Factors affecting the trading price of our common stock, many of which are beyond our control, could include:
•	variations in our operating results, including any decline in our revenues;

•	announcements of technological innovations, new products and services, acquisitions, strategic alliances or significant agreements by us or by our competitors;

•	recruitment or departure of key personnel;

•	the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;

•	changes in the estimates of our operating results or changes in recommendations by any securities analysts that elect to follow our common stock;

•	market conditions in our industry, the retail industry and the economy as a whole;

•	price and volume fluctuations in the overall stock market;

•	lawsuits threatened or filed against us;

•	adoption or modification of regulations, policies, procedures or programs applicable to our business; and

•	the volume of trading in our common stock, including sales upon exercise of outstanding options.
     In addition, if the market for technology stocks or the stock market in general experiences loss of investor confidence as has happened in recent periods, the trading price of our common stock could decline for reasons unrelated to our business, operating results, or financial condition. The trading price of our common stock might also decline in reaction to events that affect other companies in our industry even if these events do not directly affect us. Some companies that have had volatile market prices for their securities have had securities class actions filed against them. A suit filed against us, regardless of its merits or outcome, could cause us to incur substantial costs and could divert management’s attention.
Future sales of shares by existing stockholders, or the perception that such sales may occur, could cause our stock price to decline.
     If our existing stockholders, particularly our directors and executive officers and the venture capital funds affiliated with our former directors, sell substantial amounts of our common stock in the public market, or are perceived by the public market as intending to sell, the trading price of our common stock could decline. In November 2009, Crosspoint Venture Partners, our largest stockholder, distributed approximately 1.0 million shares of our common stock to their limited partners. They may continue to distribute some or all of their remaining shares of our common stock in the near term, which may impact our stock price adversely.
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

     At November 30, 2009, our directors, executive officers and other affiliates beneficially owned, in the aggregate, approximately 42.1% of our outstanding common stock. As a result, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit your ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.
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
     In the nine months ended November 30, 2009, we used $12.3 million of our proceeds to pay Connect3’s former shareholders in connection with our February 2009 acquisition of Connect3, and $1.3 million cash to pay off short-term notes payable held by a former Connect3 officer and principal shareholder.
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
Dated: January 8, 2010

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