Form 10-K
period 2010-02-28
DemandTec, Inc.
filed 2010-04-23
CIK 1400400

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 28, 2010
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-33634
DemandTec, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	94-3344761
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

One Franklin Parkway, Building 910
San Mateo, California 94403
(Address of Principal Executive Offices)

(650) 645-7100
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of August 31, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of shares of the registrant’s common stock held by non-affiliates of the registrant (based upon the closing sale price of $8.47 per share on the NASDAQ Global Market on such date) was approximately $154.0 million.

As of April 15, 2010, there were 29,954,740 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its fiscal 2010 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference in Part III of this Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

DemandTec, Inc.

PART I

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. Please see the section entitled “Forward-Looking Statements” in Item 7 of this Annual Report on Form 10-K for important information to consider when evaluating these statements.

Item 1.	Business

Overview

We are a leading provider of on-demand optimization solutions to retailers and consumer products, or CP, companies. Our software services enable retailers and CP companies to separately or collaboratively define category, brand, and customer strategies based on a scientific understanding of consumer behavior and make actionable pricing, promotion, assortment, space and other merchandising and marketing decisions to achieve their revenue, profitability, sales volume, and customer loyalty objectives. We deliver our applications by means of a software-as-a-service, or SaaS, model, which allows us to capture and analyze the most recent retailer and market-level data, enhance our software services rapidly to address our customers’ ever-changing merchandising and marketing needs, and connect retailers and CP companies via collaborative, Internet-based applications. We were incorporated in November 1999.

Our solutions consist of software services and complementary analytical services and analytical insights derived from the same platform that supports our software services. We offer our solutions individually or as a suite of integrated software services.

Our solutions for the retail and CP industries include:

•	DemandTec Lifecycle Price Optimizationtm, which enables retailers to strategically price items at any stage in their lifecycle, including new items, regular items, promoted items, and clearance items.

•	DemandTec End-to-End Promotion Managementtm, which enables retailers to manage the complex processes related to retail promotions, from collaborative promotion planning and CP vendor deal management to in-store promotion execution and post-event analysis.

•	DemandTec Assortment & Spacetm, which enables retailers to create localized assortments by store, cluster, or section, based on shopper demographics, the competitive environment, and a science-based, quantitative understanding of each item’s ability to add variety and grow incremental sales in the category.

•	DemandTec Targeted Marketingtm, a collection of services that enable retailers and their CP trading partners to better understand key shopper insights, define shopper segments, and plan segment-targeted shopper merchandising and marketing programs to build loyalty, increase sales, and improve profitability.

•	DemandTec Trade Effectivenesstm, a set of software and analytical services for CP companies designed to drive CP company performance and retail trade success.

Connecting our solutions for both the retail and the CP industries is the DemandTec TradePoint Networktm, an Internet-based platform connecting the DemandTec software services and users from both retailers and their CP trading partners to transact, interact, and collaborate. The DemandTec TradePoint Networktm provides the infrastructure, security, connectivity and services for retailers and CP companies to effectively collaborate on core merchandising and marketing activities.

We have introduced our “nextGEN” branded strategy, which represents the next generation of capabilities for our industry and incorporates a unique combination of category and item-level insights based on econometric modeling and shopper and shopper segment-level insights. nextGEN includes standalone products as well as upgrades to our products.

Industry Background

Retail trade is one of the world’s most widespread activities. There are more than 1,500 retailers worldwide that have annual sales in excess of $500 million, and more than 250 of those retailers have annual sales in excess of

$2 billion. Retailing is highly competitive and generally characterized by low profit margins. Furthermore, there are more than 1,300 CP companies worldwide that have annual revenues in excess of $500 million that sell to retailers. The CP industry is becoming increasingly competitive due to factors such as retailer consolidation, more discerning and less loyal consumers, and the growing impact of private label products. To counter these trends, CP companies are making substantial investments in product innovation, market research, branding, and consumer and brand marketing.

Consumer Demand and Pricing Challenges

Retailers compete for consumers who are becoming more knowledgeable, more selective and, in many instances, more price sensitive. Consumers today devote considerable time to researching products and comparing prices prior to shopping and have a greater array of choices in price, size, brand, color and features. The growth of discount stores, warehouse clubs, dollar stores and the emergence of the Internet as a viable retail destination offer consumers further alternatives when purchasing goods. Adverse macroeconomic conditions in recent years, including unemployment, housing market declines, volatile fuel prices, and an increasing shift from spending to saving for some families, have further increased the average consumer’s price sensitivity. For retailers to compete effectively, they need to better understand and respond to these changes in consumer demand and behavior through targeted pricing, marketing and merchandising strategies.

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

Consumer demand, though, is driven by more than just the everyday price of an item. In addition, retailers may want to consider whether promoting an item would result in increased sales volume and, if so, whether that increase would represent incremental revenue or merely cannibalize sales of other items. Retailers must also determine which items should be stocked, by store or store cluster. These pricing and marketing decisions must also strike a balance between the retailer’s financial goals and its desired price and brand image in order to enhance consumer loyalty and maximize sustainable, lifetime value from its customers.

Consumer demand also differs by consumer segment. Not all consumers are price sensitive to certain brands or respond similarly to particular promotions. Understanding and predicting demand in today’s market requires retailers to analyze the differences between various segments of shoppers in their stores. Shopper segments with descriptive names such as “budget families,” “young, urban, and affluent,” or “foodies” can reflect differences in demographics. However, retailers now must also analyze the purchase decisions and other shopping behaviors of individual consumers in order to properly define consumer segments and identify strategies and tactics to target those segments.

CP companies also must make complex decisions when pricing and promoting their products. Like retailers, CP companies are faced with rising costs, intense competition, less consumer loyalty and an operating environment in which it is difficult to raise prices. As raw ingredient costs escalate and competitive threats intensify, predicting the relative impact that promotion and everyday price activities will have on volume and margin objectives is an essential planning requirement. CP companies must understand how consumers will respond to promotions, how price changes will affect sales volumes and how often to promote their brands. CP companies also must decide when and how to use trade funds in the form of discounts, offsets or direct cash payments to compensate retailers for offering temporary price reductions on their products and how competitive trade plans will impact their own promoted items, their total portfolio and even the retailer’s entire category. According to Capgemini, most CP companies’ trade promotion budgets represent 15% or more of their net sales, which is second in magnitude only to their cost of goods sold. In 2008, CP companies in North America alone spent over $125 billion on trade promotions according to a 2008 report by Cannondale Associates, Inc. Despite the pervasive use of trade funds, studies suggest that over 50% of trade promotions have negative returns on investment after taking into consideration execution costs and unintended cannibalization.

The trade promotion process is often not only generally unprofitable, but also highly inefficient. Submitting and negotiating trade promotions historically have been handled through a combination of fax, voicemail and manual, paper-based processes. This has led to frequent inaccuracies and increasing costs for both CP companies and retailers. CP companies and retailers have lacked an accurate, integrated technology platform for improving the efficiency of their trading relationships.

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

In recent years, retailers have engaged consultants and used internal data warehousing systems to begin analyzing market basket information and loyalty card data in order to learn new insights about customers, how they shop, what they buy together, and what their lifestyles, preferences, and future behaviors might be. These efforts have been both time- and people-intensive, and have not sufficiently involved the business users requiring those insights to make timely decisions.

In the current environment, retailers and CP companies need scalable enterprise software capable of modeling the numerous variables that affect consumer demand, processing massive data sets in a cost-effective manner, presenting valuable shopper insights right at the point of decision, and that delivers actionable merchandising and marketing recommendations to achieve their revenue, profitability, sales volume, and customer loyalty objectives.

DemandTec Solution

We are a leading provider of on-demand optimization solutions to retailers and CP companies. Our software services enable retailers and CP companies to separately or collaboratively define category, brand, and customer strategies based on a scientific understanding of consumer behavior and make actionable pricing, promotion, assortment, space and other merchandising and marketing recommendations to achieve their revenue, profitability, sales volume, and customer loyalty objectives. We deliver our applications by means of a SaaS model, which allows us to capture and analyze the most recent retailer and market-level data and enhance our software services rapidly to address our customers’ ever-changing merchandising and marketing needs.

Understand and predict consumer behavior to make merchandising and marketing recommendations that achieve revenue, profitability, sales volume, and customer loyalty objectives

Our software services enable retailers and CP companies to incorporate a scientific understanding of consumer demand into their day-to-day merchandising and marketing decision-making processes. By using our software, our customers can achieve their revenue, profitability, sales volume, and customer loyalty objectives, while striking a balance with their desired price and brand images in order to enhance consumer loyalty and maximize the lifetime value of the consumer. Specifically, our software services allow retailers and CP companies to:

•	make daily pricing, promotion, assortment, space and other merchandising and marketing decisions based on consumer demand;

•	balance financial goals with price and brand image in order to maximize the lifetime value of their targeted consumer segments;

•	use shopper insights based on analyzing loyalty card data to define and execute merchandising and marketing tactics targeted and tailored to meet the needs of individual consumer segments;

•	enforce pricing rules consistently;

•	forecast sales more accurately;

•	devise more targeted promotions based on consumer segmentation insights;

•	create, version and publish targeted advertisements to be distributed via multiple channels and media vehicles; and

•	allocate trade funds more effectively and efficiently.

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

Leverage technological advancements through a SaaS delivery model that enables us to adapt to our customers’ changing business needs rapidly and to deliver results quickly

Our SaaS model leverages a set of pervasive technology trends that includes the availability of greater amounts of computing power at commercially affordable and decreasing prices, dramatic reductions in the cost of data storage and inexpensive and secure access to broadband communication networks. This model represents a dramatic shift from developing and delivering static, highly-customized software code that is installed at the customer’s site. Due to the dynamic nature of consumer demand and the changing merchandising and marketing objectives of retailers and CP companies, we believe a solution is delivered most effectively through a SaaS model. By delivering our software as a service, we are able to:

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

By delivering our software as a service, we enable our customers to make better pricing, promotion, trade funds management and other day-to-day merchandising and marketing decisions. With our SaaS model, our customers are able to achieve measurable financial results within a matter of months.

Incorporate shopper insights into DemandTec’s software services at the point of decision for merchants

In connection with our nextGEN strategy, we are adding advanced shopper insights to our solutions to enable retailers and CP companies to both analyze shopper behavior and collaboratively define merchandising and marketing programs based on those insights. Our model is to utilize transaction-log and loyalty data to incorporate detailed insights regarding customer segment and shopper behavior into the DemandTec software solutions directly at the point where merchants and marketers are making business decisions. This provides retailers and CP companies with a competitive advantage as they are able to address both category objectives for sales and profit as well as customer objectives for loyalty, price image, shopping trips, and basket content. Key nextGEN capabilities include:

•	advanced market basket insights, including basket metrics trends year over year and in weekly time series, as well as affinity analyses to understand cross-promotional opportunities;

•	customer segment-level insights delivered directly at the point of decision for merchants and marketing professionals, including insights such as penetration, buy rate, dollars per trip, trips per household, and brand switching; and

•	modeling and optimization by segment so as to enable retailers to make targeted assortment, promotion, and pricing decisions based on customer segment preferences and goals.

Strategy

Our objective is to extend our position as a leading provider of on-demand optimization solutions to retailers and CP companies. The three key elements of our strategy to achieve this objective include:

•	Expanding our relationships with our existing retail customers. We plan to continue to deliver measurable business results to our existing retail customers in order to encourage their renewals of their existing solutions, as well as their adoption of additional solutions. A key element of our strategy is to leverage our domain expertise, proprietary software platform and advanced analytical capabilities to expand our solutions including new software services, new analytics, and additional nextGEN functionality.

•	Extending our market position with major retailers worldwide. The retail industry is an international business, with a significant portion of the world’s retailers based outside of the United States. We intend to use our market position and distribution investments to pursue additional retail opportunities around the world, leveraging our partnerships and multi-language product capabilities. We believe that our existing retail customers have the ability to influence other retailers worldwide by changing the competitive dynamics in their respective markets.

•	Continuing to expand our relationships with CP companies. Developing the right trade marketing strategies has evolved into a rigorous and important discipline for CP companies. We intend to continue to expand the footprint of our CP solutions that empower CP companies to forecast promotion and pricing activity in a unified planning environment at the account and headquarter levels. Further, the collaborative business model enabled by the DemandTec TradePoint Network creates “ecosystems” that each include a retailer and that retailer’s CP trading partners. By leveraging our ability to deliver existing and new software services through our DemandTec TradePoint Network, we intend to use our existing retail customer relationships to create and expand our relationships with their CP trading partners and believe there is a significant opportunity to expand our CP market presence as a result of a network effect.

Offerings

Overview

Our solutions consist of one or more software services and complementary analytical services. We offer our solutions individually or as a suite of integrated software services. Our software services are configurable to accommodate individual customer needs.

Our solutions for the retail and CP industries include:

•	DemandTec Lifecycle Price Optimizationtm, which enables retailers to strategically price items at any stage in their lifecycle, including new items, regular items, promoted items, and clearance items.

•	DemandTec End-to-End Promotion Managementtm, which enables retailers to manage the complex processes related to retail promotions, from collaborative promotion planning and vendor promotion offer management to in-store promotion execution and post-event analysis.

•	DemandTec Assortment & Spacetm, which enables retailers to create localized assortments by store, cluster, or section, based on shopper demographics, the competitive environment, and a science-based, quantitative understanding of each item’s ability to add variety and grow incremental sales in the category.

•	DemandTec Targeted Marketingtm, a collection of services that enable retailers to better understand key shopper insights, define shopper segments, and plan shopper merchandising and marketing programs better targeted for different consumer segments in order to build loyalty, increase sales, and improve profitability.

•	DemandTec Trade Effectivenesstm, a set of software and analytical services for CP companies designed to drive their performance and better collaborate with retailers.

Connecting our solutions for both the retail and the CP industries is the DemandTec TradePoint Networktm, an Internet-based platform of DemandTec and partner software services used by retailers and their CP trading partners to transact, interact, and collaborate. The DemandTec TradePoint Networktm provides the infrastructure, security, connectivity and services for retailers and CP trading partners to effectively collaborate on core merchandising and marketing activities.

Our proprietary software platform is the foundation for our software services and analytical services. We have developed this platform to transform vast amounts of raw and underutilized business data into actionable insights in an efficient and cost-effective manner. Our platform provides scalability, advanced analytics and an integrated view of demand for each of the DemandTec services.

The DemandTec TradePoint Network utilizes a common, configurable dashboard for all of the software services that connect to it. Based on industry-standard portal technology, the DemandTec user interface consolidates web-based content and information through a common portal, providing users with context to make pricing, promotion, assortment, space and other merchandising and marketing decisions and to organize tasks. The DemandTec TradePoint Network can incorporate third-party content within its windows or can exist within a customer’s broader corporate intranet or other portal system.

DemandTec Lifecycle Price Optimizationtm for Retail

Packaged together as a solution to enable retailers to manage pricing for new items, regularly priced items, promoted items, and markdown/clearance items, the DemandTec Lifecycle Price Optimizationtm solution for the retail industry consists of one or more of the following software services, along with complementary software, analytical services, and analytical insights:

Everyday Price Optimization and Everyday Price Management

Our Everyday Price Optimization and Everyday Price Management software services enable retailers to establish everyday prices for their products, using both optimization techniques based on a scientific understanding of consumer behavior, as well as rules-based pricing methods.

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

Key features of Everyday Price Optimization include:

•	Store/SKU-level modeling — econometric modeling that captures the elasticity of each item, in addition to cannibalization, halo, and cross-elasticity effects, trends, seasonality, and a variety of other causals to deliver accuracy;

•	Optimization and forecasting — full category price optimization, with store/item level forecasting, enables retailers to develop pricing that conforms to their pricing rules while maximizing their primary and secondary goals, such as driving higher sales, increasing volume, and improving profitability;

•	Image item analysis — determination of effective price image items for key consumer segments;

•	Natural language pricing rules and rules management — non-technical end-users can define and enforce pricing policies by creating pricing scenarios with pricing rules selected from a comprehensive library of retail pricing rules, customized with a rules editor and prioritized with rules relaxation capabilities to handle conflicts;

•	Scenario management — the ability to create and evaluate multiple pricing scenarios to fine-tune pricing strategy before prices hit shelves in order to change goals (maximize profit, sales, or unit volume) or add, remove, modify, or reprioritize pricing rules; and

•	Benefits reporting — the ability to validate the effects of price optimization on actual sales of a particular category and to understand the degree to which factors such as promotions, seasonality and macroeconomic shifts contributed to sales.

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

As we continue to expand our nextGEN capabilities to include modeling and optimization by customer segment, we intend to incorporate shopper insights at the point of decision into our nextGen Everyday Price Optimization software service so as to enable merchants to make targeted pricing decisions based not only on category objectives, but also on customer segment preferences and goals.

Promotion Optimization

As part of the DemandTec Lifecycle Price Optimizationtm solution, Promotion Optimization can help retailers quickly determine the appropriate discounted price for any item or promoted item group and the best type of temporary price reduction.

Promotion Optimization uses scientific analysis that takes into account cannibalization, halo, and cross-elasticity effects of existing retail and markdown programs. Promotion Optimization customers can create and simulate multiple scenarios based on mathematical forecasts of results in order to evaluate tradeoffs among various promotions.

Key features of Promotion Optimization as a part of DemandTec Lifecycle Price Optimizationtm include:

•	Store/SKU-level modeling — the ability to plan promotions that maximize total store impact on all categories by taking into account promotional response by item and by store, as well as cannibalization, halo, and cross-elasticity effects of existing everyday prices; and

•	Scenario management and what-if analysis — the ability to create and evaluate multiple promotion scenarios to fine-tune promotional pricing and combinations of ad and display support.

Promotion Optimization is also included in the DemandTec End-to-End Promotion Managementtm solution (described below).

Markdown Optimization

Markdown Optimization incorporates the science of consumer demand to enable retailers to design optimal plans that set markdown timing and depth to maximize profitability or meet inventory objectives for every clearance item in every store. Markdown Optimization supports a wide range of markdown types, including seasonal, short product lifecycle, event and holiday, category reset, cycle refresh, and standard discount markdowns. Key features of Markdown Optimization include:

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

DemandTec End-to-End Promotion Managementtm for Retail

Managing retail promotions is a complex, multi-faceted process. Successful retailers are able to collaborate internally among senior management, merchants, marketing, advertising managers, and others, and collaborate externally with CP trading partners to build promotion plans that provide win-win results for all parties. Leading retailers are also able to quickly predict the outcome of any of the thousands of CP company trade promotion offers they receive every month, and evaluate alternative versions of any promotion to ensure they’re capitalizing on the full potential of each promotion and maximizing the impact of every category plan.

The DemandTec End-to-End Promotion Managementtm solution for the retail industry consists of the Promotion Optimization software service discussed above and/or the software services listed below, along with complementary DemandTec Analytical Insights & Solutions, or AIS.

Deal Management

Our Deal Management software service enables retailers to automate and streamline the presentation, negotiation and reconciliation of trade promotion offers they receive from their CP trading partners in a secure, Web-based environment.

Key features of Deal Management for the retailer include:

•	Proprietary offer sheet mapping — uses each retailer’s existing paper-based offer format to ease adoption by retailers;

•	Online collaboration — provides a common platform for retailers and their CP trading partners to present and negotiate the terms of trade promotion offers, eliminating the large number of emails, faxes, and spreadsheets that typically go back and forth between parties, thereby reducing errors;

•	Web portal — boosts the retailer’s productivity by pushing data entry work to the CP trading partners and allowing them to enter trade promotion offer information;

•	Retailer item catalog-based entry — provides CP trading partners use of retailer-specific item catalogs in order to eliminate data-entry errors;

•	Electronic document and deal history archive — provides version control of trade promotion offers, final contract terms, user activity and communications in order to facilitate regulatory compliance and dispute resolution and to eliminate the need for costly post-trade promotion offer audits; and

•	Accounting and reconciliation — provides for reconciliation of invoicing and deduction notices with CP trading partners.

When a retailer implements Deal Management, that retailer requires that all of its CP trading partners submit and negotiate their future trade promotion offers electronically through the Deal Management software service. We offer two editions of this service for CP companies: “Deal Management,” which is offered at no charge and allows CP trading partners to submit trade promotion offers by selecting valid items from the retailer’s item catalog, and “Advanced Deal Management”, which is a paid upgrade that includes additional features specific to a CP company, such as accounting and reconciliation, transaction and workflow reporting, catalog management, vendor item catalog synchronization and trade promotion offer history archiving.

Allowance Billing

Allowance Billing automatically creates invoices and accruals based on negotiated trade promotion offers in Deal Management and based on transaction details from point-of-sale, warehouse, and store receipts. By automatically creating invoices, retailers save labor, improve accuracy, and get their invoices and accruals incorporated into their financial statements sooner.

Key features of Allowance Billing include:

•	Direct access to trade promotion offers in Deal Management — automatically creates accounting entries and feeds those directly into existing accounting systems, thereby reducing the time and labor required to enter the data and eliminating the possibility of introducing errors into the system;

•	Robust workflow management engine — provides version control of trade promotion offers, final contract terms, user activity and communications in order to facilitate regulatory compliance and dispute resolution and to eliminate the need for costly post-trade promotion offer audits;

•	Interface displays transaction details — allows financial analysts to identify additional funds that should be billed based on the trade promotion offer, reducing the required efforts of a retailer’s internal audit team and allowing retailers to invoice and collect trade promotion funds earlier; and

•	Electronic bill distribution — distribute invoices through the online Advanced Deal Management system or via email and track undeliverable invoices and manage CP company invoice distribution lists all in a simple, integrated interface.

Promotion Planning & Management

Our Promotion Planning & Management software service enables retailers to establish a single repository for all their information and content about promotional offers and events, greatly improving visibility and accountability, reducing costly errors, and increasing consistency across media channels. As the core or base module of the DemandTec End-to-End Promotion Managementtm solution, Promotion Planning & Management allows retailers to build, develop, and manage promotional plans with a collaborative platform that enables versioning and cross-functional collaboration.

Key features of Promotion Planning & Management include:

•	Central repository — plan and manage all promotions and events in a collaborative environment so as to create a single system of record for all promotions and a centralized data repository for merchandising product and pricing data, ad copy and images.

•	Integrated workflow controls processes and security — enables collaboration between analysts, marketing departments, buyers/merchants, advertising departments, and other partners;

•	Centralized merchandising and marketing calendar and integrated workflow system — view all promotions in a single, integrated calendar and plan and forecast merchandising activities in a single collaborative system, which enables collaboration between analysts, marketing, buyers/merchants, advertising and other partners;

•	Dynamic layout and versioning capabilities — view and select items, build and manage sophisticated promotional offers and create multiple versions customized for different regions, clusters of stores, customer segments, or advertising zones;

•	Highly-configurable enterprise architecture — supports complex requirements to integrate with key retail production systems;

•	Integration with DemandTec’s Promotion Optimization — the ability to present promotion analytics directly at the point of decision within the dynamic layout and publishing process, enabling a more scientific approach to selecting items and building promotions; and

•	Enterprise integration — provides multiple integration points with the customer’s IT systems: large incoming and outgoing data feeds use data-level integration to transfer bulk files on an automated basis, and industry-standard web services protocols communicate with customer systems and process customer system requests.

Retailers use Promotion Planning & Management to manage the production process and execute more targeted promotions across multiple channels and media vehicles while also dynamically creating the highly-granular promotion history required to achieve effective promotion analytics and complete the promotion cycle with post event measurement and improved modeling for future periods. Promotion Planning & Management enables retailers to make better decisions about promotional offers based on insight into past performance and visibility to cross-channel promotions, to reduce errors and to improve the ability to target promotions and to version products and prices by market, zone or customer segment.

Promotion Optimization

As part of the DemandTec End-to-End Promotion Managementtm solution, Promotion Optimization helps retailers to develop promotional offers and placement that maximize the total store impact on all categories. Promotion Optimization uses scientific analysis that takes into account cannibalization, halo, and cross-elasticity effects of existing retail and markdown programs. Promotion Optimization customers can create and simulate multiple scenarios based on mathematical forecasts of results in order to evaluate tradeoffs among various promotions.

Key features of Promotion Optimization as a part of DemandTec End-to-End Promotion Managementtm include:

•	Store/SKU-level modeling — the ability to plan promotions that maximize total store impact on all categories by taking into account promotional response by item by store, cannibalization, halo, and cross-elasticity effects of existing everyday prices;

•	Scenario management and what-if analysis — the ability to create and evaluate multiple promotion scenarios to fine-tune promotional pricing and combinations of ad and display support.;

•	Category plan and master calendar management — the ability to generate, view and forecast multiple promotions on one plan, taking into account factors such as cannibalization of regular priced items, concurrent promotions and the pantry-loading effect of successive promotions;

•	Deal Management integration — the ability for all CP trade promotion offers entered into DemandTec’s Deal Management software service to flow directly into Promotion Optimization for analysis, optimization and forecasting; and

•	Promotion Planning & Management integration — Promotion Optimization is the analytics engine providing embedded insights within the Promotion Planning & Management workflow. The two modules work together to enable merchants to identify the right items to promote, forecast the impact of different pricing and merchandising options, build and forecast a complete promotional calendar, and then manage the downstream execution (integrating to Promotion Execution) to complete the end to end process.

Promotion Optimization is also included in the DemandTec Lifecycle Price Optimizationtm solution (described above).

Promotion Execution

Previously included as a part of what we referred to as Advertising, Marketing & Execution, our Promotion Execution software service enables retail users to execute the promotion plans built in Promotion Planning & Management with direct integration into major promotion plan output mechanisms including Adobe® InDesign® for print, signage systems and the retailer’s website. Promotion Execution streamlines the promotion plan proofing process with an online system that simplifies the process of proofing multiple promotion plan versions, enables retail users to proof anywhere and anytime, and manages the proofing workflow. By simplifying promotion plan publication, retailers are able to execute promotions more quickly, thereby gaining a competitive advantage.

Key features of Promotion Execution include:

•	Powerful version-enabled environment — rapidly build page-oriented promotions, streamline the flow of promotional content and details to the creative team, and automatically communicate all the versioned content, images, prices and layout directly to Adobe InDesign®, where artists can quickly build pages and maintain links to highly versioned promotional elements;

•	Highly graphical and easy-to-use web-based software — automate and streamline the collaborative advertising proofing process to accelerate the process and reduce errors;

•	Integrated signage software — efficiently push versioned signage information to existing systems both in-store and at headquarters, thereby improving efficiencies and eliminating errors between pricing and messaging in the advertising circular with the information sent to the stores;

•	Multi-channel/cross-media publishing — create content for planned promotional events once and then manage and publish the content and digital assets across print, email, website, mobile device, and other multi-channel/media publishing; and

•	iFlyer module — automate the execution of promotional flyers to targeted customer groups and distribute them on-line through an email link, posting an electronic Flyer on the retailer’s web site, or to a web device.

As part of the ongoing integration of our services, the Promotion Planning & Management, Promotion Optimization, and Promotion Execution services described above represent a repackaging and renaming of what we previously marketed as Promotion Planning & Optimization and Advertising, Marketing & Execution. The overall functionality of the suite is unchanged. Each can be subscribed for separately or as a bundle.

DemandTec Assortment & Spacetm for Retail

The DemandTec Assortment & Spacetm solution for the retail industry consists of one or more of the following software services, along with complementary software, analytical services, and analytical insights:

Assortment Optimization

Assortment Optimization enables retailers to determine which items should be stocked, by store or store cluster, based on the customers that shop at each store, the competitive environment, and a quantified understanding of whether each item in a category is merely duplicative or truly provides variety and adds incremental sales to the category. Key features of Assortment Optimization include:

•	Advanced modeling and optimization science — enables the creation of efficient, customer-centric assortments based on a quantitative understanding of incrementality (an item’s ability to increase overall category sales) and transferable demand (the degree to which sales volume shifts to similar items or leaves the store when one item is delisted);

•	Multiple data inputs — incorporates market, loyalty card, planogram, and cost data into the optimization process;

•	Automated processes — includes automated processes and wizards to address the assortment challenges merchants face every day, such as performing straight optimizations, increasing or decreasing SKU count and space, and making one-in-one-out changes to assortments;

•	“What if” analyses — enables retailers to run multiple scenarios and compare results to identify the best strategy to meet company objectives such as protecting private label items and image items; and

•	Macro-space optimization — enables retailers to add or decrease category space within the store layout in order to maximize category growth and customer loyalty.

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

Assortment Optimization is augmented by a number of DemandTec Analytical Insights & Solutions, including Image Item Analysis (where we analyze item and basket-level data to determine key items by chain, store, or customer segment in order to enhance price image), Consumer Insights (which helps our customers to understand which consumer purchasing behaviors drive larger, more profitable market baskets), and Store Cluster Analysis (where we analyze store-level demand and geo-demographic factors to create or reconfigure ad zones that improve volume and profit potential).

In January 2010 we launched our nextGEN Assortment Optimization software service as part of the DemandTec suite of next generation customer-centric merchandising and marketing solutions. Consistent with our nextGEN strategy of integrating the disciplines of merchandising and marketing, the nextGEN Assortment Optimization software service now incorporates shopper insights at the point of decision for merchants optimizing assortments. The nextGEN version of Assortment Optimization includes the ability for retailers to understand the importance of each brand and item in the assortment to individual shopper segments and then prioritize and optimize the assortment for selected segments. By incorporating a customer-centric approach to SKU rationalization and assortment optimization, retailers can improve the perception of variety while reducing duplication within categories, increasing customer loyalty, and increasing sales.

DemandTec Targeted Marketingtm for Retail

The DemandTec Targeted Marketingtm solution for the retail industry is a collection of services delivered by DemandTec and its partners that enable retailers to better understand key customer segments, align segmentation and targeted merchandising and marketing initiatives, and create targeted marketing programs that leverage customer insights to build loyalty, increase sales, and improve profitability.

DemandTec Trade Effectivenesstm for CP

The DemandTec Trade Effectivenesstm solution for the CP industry consists of one or more of the following software services, along with complementary software, analytical services, and analytical insights:

Trade Planning & Optimization

Trade Planning & Optimization empowers CP company managers to forecast promotion and pricing activity in a unified planning environment. With this capability, CP companies can develop and predict trade volume and profitability metrics that will help transform the trade planning function and provide a sustainable competitive advantage. Key features of Trade Planning & Optimization for CP companies include:

•	Optimization and forecasting — accurately predict key volume and financial metrics for brands and overall retail category;

•	Common analytical platform — optimize trade planning with unified pricing and promotion planning based on the same underlying consumption data;

•	Comprehensive trade planning use cases — create, forecast and build plans that include periodic trade promotions (i.e., temporary discounts with or without ad or display support) as well as price advances or buy-downs of the retail price using trade promotion funds; and

•	Demand elasticity curves for every item in the category — quantify the financial impact of competitive trade activity against promoted items, total portfolio and even a retailer’s entire category.

CP companies use Trade Planning & Optimization to build a total trade marketing plan that incorporates both everyday price assumptions and promotion tactics, which results in a more complete planning picture and ensures tighter forecast accuracy. Leveraging the science of consumer demand to pinpoint optimal pricing and promotion strategies, Trade Planning & Optimization provides powerful predictive planning capability to CP customer account teams and headquarters users to deliver highly effective forecasts that yield documented business results.

Advanced Deal Management

Advanced Deal Management provides capabilities that are tailored for CP companies and CP brokers to capture greater value from the online trade promotion offer management experience. As a paid upgrade to the basic Deal Management service (which is offered at no charge), Advanced Deal Management provides a CP company-centric set of reports and workflow privileges that help further reduce costs, increase user effectiveness and enhance data visibility. Advanced Deal Management subscribers also have access to add-on services that are unavailable to basic Deal Management subscribers. Key features of Deal Management for CP companies and CP brokers include:

•	Role-based access — access to multiple users by product line enables rapid and more effective user adoption;

•	Customized item catalog — CP-centric item catalog customized by promoted group supports a more logical way of building and entering promotions;

•	Long-term deal archive — full seven-year history of all promotion offer data, including full documentation of promotion offer versions and written negotiations between retail trading partners supports, among other benefits, compliance with regulatory requirements;

•	Advanced data reporting — detailed reporting and data export features support better business decisions; and

•	Funds tracking — accurate visibility into available trade spending balances and the ability to reconcile planned trade promotion activity against actual in-store execution.

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

The Analytical Insights & Solutions group within our professional services organization works with prospects and customers to identify actionable insights in order to improve our customers’ returns on investment from using our software. Leveraging our software platform, retailer transaction-log/loyalty data, and additional third-party data sources, we offer a number of strategic analytical insights both as part of our software and as customer-specific services. For example, we offer an affinity analysis, which summarizes millions of transaction-level records to identify sets of products frequently purchased together, and recommend subsequent strategies for maximizing consumer purchases.

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

Science and Technology

Science

Our software not only incorporates the typical workflow and business process management capabilities offered by many enterprise software companies, but also is science-based and applies advanced statistical analytics in the following areas:

Demand Modeling.  Our software uses complex econometric models designed to predict accurately the sales volume of products under varying merchandising conditions and at various prices, which enables customers to determine the factors that influence consumer demand for a given product and location, and to what extent. Our proprietary demand models quantify consumer response to different merchandising and marketing activities, environmental factors and elements of consumer behavior across various consumer segments. Since our models are non-linear, they are able to capture the complex underlying relationships between consumer demand and the factors that influence that demand.

Shopper-Centric Merchandising and Marketing.  Individual shoppers and particular shopper segments respond differently to price changes for different items. By applying various data mining and statistical techniques to analyze sales data and combining the results with additional data such as demographics, buying histories and item affinities, our software enables our customers to understand consumer and product segmentation more fully, to determine more effective product assortments, and to design more individualized promotion offers. Continuing to expand these techniques as a major component of our nextGEN strategy will enable our customers to make more granular, and therefore more effective, merchandising and marketing decisions.

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

Enterprise Integration.  We provide multiple integration points with our customers’ IT systems. Large incoming and outgoing data feeds use data-level integration to transfer bulk files on an automated basis. We use industry-standard web services protocols to communicate with customer systems and to process customer system requests. Our DemandTec trade portal technology enables user interface-layer integration between our system and our customers’ systems, allowing us to display content served by customer systems and to serve content to customer systems using industry-standard protocols.

SaaS Operations

Our operations organization is responsible for delivering our software-as-a-service to our customers, which includes quality assurance, release deployment, database management and application tuning, systems monitoring and proactive problem detection and prevention, application availability and customer support.

Under our SaaS model, we currently release a new software version approximately every quarter, each one containing significant new functionality. Releases are deployed simultaneously to our customers. Prior to deployment, each release undergoes multi-stage testing and substantial quality assurance, including build acceptance tests, regression test cases, customer integration tests and final system verification tests.

Our software is hosted in three data centers located in San Jose, California, Sacramento, California, and Mesa, Arizona. Each of these facilities includes advanced security, power redundancy, and disaster mediation safeguards and procedures such as biometric access control, onsite power generation and earthquake hardening.

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

In February 2010, an independent accounting and auditing firm completed an audit of our controls over information technology and processes in accordance with Statement on Auditing Standards No. 70, or SAS 70. This firm issued a SAS 70 Type II report confirming that suitably-designed controls were in place and operating effectively.

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

Our Customers

Today, our software-as-a-service is used by approximately 230 customers worldwide in the retail and CP industries. Retailers together accounted for approximately 82% of our revenue in fiscal 2010 and CP companies accounted for approximately 18% of our revenue in fiscal 2010. Wal-Mart Stores, Inc., our largest customer in fiscal 2010, accounted for approximately 14% of our revenue in fiscal 2010.

Sales and Marketing

We sell our solutions through our direct sales organization, often in cooperation with entities such as systems integration firms, strategy consultants and syndicated data providers. Our sales organization is comprised of two distinct teams, one for retailers and one for the CP industry. We assign our sales directors to specific named target accounts. Solution consultants assist our sales directors in providing detailed technical and business expertise. After the first year of a customer’s agreement term, we assign a strategic account executive who is responsible for managing the customer’s satisfaction, agreement renewals and sales of additional software and services. Outside the United States, we have a sales presence in the United Kingdom and France.

Our marketing group assists our direct sales, partner and professional services organizations by providing sales tools, programs and training. Our outbound marketing programs are designed to develop awareness of DemandTec and to build our brand through participation in a variety of industry events, public relations, web-based seminar campaigns, and other activities targeted at key executives, decision-makers, and influencers in the industries we serve.

Our industry marketing and product management teams also engage in inbound marketing efforts by collaborating on market research to analyze new market and product opportunities, assess and predict industry trends, and work directly with our customers to identify, prioritize, and plan new solutions and new product enhancements. In addition, every year we host DemandBetter, a two-day conference for our customers that brings together executives from retailers and CP companies to share strategies and best practices. The conference features in-depth product, science, and customer case study sessions.

Strategic Relationships

We continually seek to develop and foster alliances with third parties whose products, technologies and services complement our offerings. We work with industry leaders that assist in joint sales activities and software implementation. These relationships vary in complexity and scope and range from formal global alliances to informal regional relationships. Three firms with which we collaborate globally are The Nielsen Company, International Business Machines Corporation, or IBM, and Accenture LLP. We have had success working with these companies, and we believe that we can continue to work together to provide complementary solutions.

•	Nielsen is a leading marketing information provider. In 2009, we extended our exclusive 2005 agreement with Nielsen to continue to deliver consumer-centric merchandising solutions to fast moving consumer goods (FMCG) retailers around the globe. Retailers utilizing both our and Nielsen’s offerings can access a combination of consumer and market information, demand-modeling science and optimization software to generate merchandising plans.

•	The Global Business Services division of IBM provides business process outsourcing, systems integration and general consulting services. IBM has pre-existing relationships with many of our retail customers and prospects. We have worked with IBM to jointly sell and implement our solutions in multiple geographies.

•	Accenture has a strong retail industry practice that includes expertise and solutions focused on precision pricing. We have successfully collaborated with Accenture on joint sales and implementation efforts for a number of retail customers around the globe.

Research and Development

Under our SaaS model, we maintain and support only one version of our software. This enables us to focus our research and development expenditures on researching new methodologies for understanding and predicting consumer demand and developing new features and functionality. We concentrate our research and development efforts on:

•	improving our statistical modeling capabilities and advanced optimization techniques to enhance our understanding of consumer demand and customer segmentation;

•	enhancing existing applications and developing new applications that leverage our software platform to address a broader set of business requirements; and

•	enhancing our existing analytical services and developing new analytics and tools.

We have assembled an experienced science and modeling organization comprised of experts in econometrics and advanced mathematics, as well as a core group of engineers with experience working with massive amounts of data and backgrounds in scientific engineering. Our engineering design team is predominantly located in San Mateo, California, but we also utilize a group of software engineers employed by Sonata in Shanghai, China. Under our agreement, Sonata provides dedicated engineers for software development, sustaining engineering, quality assurance and testing, operations, and customer support. We pay a negotiated, fixed monthly fee for each dedicated individual. Fees are paid monthly in arrears in U.S. dollars. The term of the agreement runs through the end of April 2012. We may terminate this agreement at any time upon written notice, subject to certain scale-down restrictions. We have an option to acquire the operations of Sonata that relate to our business at any time at a pre-negotiated formula.

As of February 28, 2010, we had 132 employees in our research and development located in the U.S., and an additional 65 Sonata engineers in China dedicated to our projects. Our research and development expenses were approximately $32.3 million, $26.8 million, and $22.4 million in fiscal 2010, 2009, and 2008, respectively.

Competition

The market for consumer demand software varies greatly by industry and business application, is rapidly evolving and fragmented, and is subject to shifting customer needs and changing technology. We compete primarily with vendors of packaged software, whose software is installed by customers on their own premises. We also compete with internally-developed solutions. Our current principal competitors include:

•	enterprise software application vendors such as SAP AG and Oracle Corporation;

•	niche retail software vendors, such as KSS Group (recently acquired by dunnhumby USA) ;

•	statistical tool vendors such as SAS, Inc.;

•	marketing information providers for the CP industry such as Nielsen and Information Resources, Inc.; and

•	business consulting firms such as McKinsey & Company, Inc., Deloitte & Touche LLP and Accenture.

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

We believe the principal competitive factors in our markets include the following:

•	demonstrated customer successes and the attendant retail and CP domain expertise in both domestic and foreign markets;

•	the quality and comprehensiveness of science and technology to manage large data sets, model consumer demand accurately, and optimize pricing and other merchandising and marketing decisions;

•	the ability to drive predictable revenue, profitability, sales volume and customer loyalty improvements;

•	the ease and speed of software implementation and use;

•	the ability to enhance science and technology rapidly to meet a broader set of consumer behavior dynamics;

•	the performance, scalability and flexibility of the software;

•	the interoperability of the software with the customer’s legacy systems;

•	the cost of the software and the related implementation process; and

•	the vendor’s reputation.

We believe that we compete favorably with our competitors on the basis of these factors, when evaluated in totality. Enterprise software application vendors offer applications that require implementation of highly-customized, static software code at each customer’s site. These providers market multiple applications to the same customer, advertising a more uniform and interoperable IT environment. Our software is provided through a SaaS delivery model that is designed to allow quick access to more dynamic software with significantly less costly and time-consuming on-site implementation. Our SaaS model also reduces dependence upon a customer’s internal IT resources and therefore decreases the costs associated with interoperability with legacy systems. We believe that we may not compete as favorably for retail customers with annual sales below $500 million, which may not consider their potential return from incremental changes in revenue or profitability sufficiently compelling to purchase a higher cost, higher value solution. These retailers may instead choose less expensive, less feature rich solutions offered by niche retail software vendors, statistical tools companies or business consulting firms.

If we are not able to compete successfully against our current or future competitors, it will be difficult to acquire and retain customers, and our business, financial condition and operating results will be harmed.

Intellectual Property

We believe that our proprietary mathematical algorithms, statistical models and techniques and unique software architecture differentiate us from other consumer demand companies, as they enable us to understand and forecast consumer behavior more completely. Our success depends on our ability to continue to innovate in science and engineering and to protect our core intellectual property. Our intellectual property strategy relies on a combination of trade secrets, patents, copyrights, trademarks and contractual confidentiality agreements.

We currently have 18 issued patents and 17 patent applications in the United States, and 5 issued patents and 6 patent applications internationally. The expiration dates of our issued patents range from 2020 to 2023. We focus our patent efforts in the United States, but from time to time we will file corresponding foreign patent applications in strategic areas such as Europe and Asia. Our patent strategy balances strategic importance, competitive assessment and the need to maintain costs at a reasonable level, and we do not depend on any specific patent or set of patents to conduct our business operations. We may not receive competitive advantages from any rights granted under our existing patents. We do not know whether any of our patent applications will result in the issuance of any further patents or whether the examination process will require us to narrow the scope of our claims. To the extent any of our applications proceeds to issuance as a patent, the future patent may be opposed, contested, circumvented, designed around by a third party, or found to be unenforceable or invalidated. In addition, our future patent applications may not be issued with the scope of the claims sought by us, if at all, or the scope of claims we are seeking may not be sufficiently broad to protect our proprietary technologies. Others may develop technologies that are similar or superior to our proprietary technologies, duplicate our proprietary technologies or design around patents owned or licensed by us. If our products, patents or patent applications are found to conflict with any patent held by third parties, we could be prevented from selling our products, our patents could be declared invalid or our patent applications might not result in issued patents.

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

Employees

As of February 28, 2010, we employed 313 full-time employees, including 132 in research and development, 68 in professional services, 37 in sales and marketing, 45 in general and administrative, and 31 in operations and support. We have never had a work stoppage, and none of our employees is represented by a labor organization or under any collective-bargaining arrangements. We consider our employee relations to be good.

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

DemandTec, Inc.
One Franklin Parkway, Building 910
San Mateo, California 94403
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

Factors that may affect our operating results include:

•	our ability to increase sales to existing customers and to renew agreements with our existing customers at comparable prices, particularly larger retail customers;

•	our ability to attract new customers, particularly larger retail and consumer products customers in both domestic and foreign markets;

•	our ability to achieve success with our “nextGEN” strategy;

•	changes in our pricing policies or those of our competitors, or pricing pressure on our software services;

•	periodic fluctuations in demand for our software and services;

•	volatility in the sales of our solutions on a quarterly basis and timing of the execution of new and renewal agreements within such quarterly periods;

•	reductions in customers’ budgets for information technology purchases and delays in their purchasing cycles, particularly in light of recent adverse global economic conditions;

•	our ability to develop and implement in a timely manner new software and enhancements that meet customer requirements;

•	our ability to hire, train and retain key personnel;

•	any significant changes in the competitive dynamics of our market, including new entrants or substantial discounting of products;

•	our ability to control costs, including our operating expenses;

•	any significant change in our facilities-related costs;

•	the timing of hiring personnel and of large expenses such as those for trade shows and third-party professional services;

•	general economic conditions in the retail and CP markets;

•	our ability to appropriately resolve any disputes with customers;

•	outages and capacity constraints with our hosting partners; and

•	the impact of a recession or any other adverse global economic conditions on our business, including a delay in signing or a failure to sign significant customer agreements.

We have in the past experienced, and we may continue to experience, significant variations in our level of sales on a quarterly basis. In recent periods, several of our customers have delayed or failed to renew their agreements with us upon expiration, or have renewed at lower prices. Such variations in our sales, or delays in signing or a failure to sign or renew significant customer agreements, have led to significant fluctuations in our cash flows and deferred revenue on a quarterly and annual basis. For example, we used approximately $6.8 million of net cash in operations in fiscal 2010, primarily due to the use of $10.5 million of net cash in operations in the third quarter, while we generated approximately $13.8 million of net cash from operations in fiscal 2009. Our operating results have been impacted, and will likely continue to be impacted in the near term, by any delays in signing or failures to sign significant customer agreements. If the global economic environment does not improve in the short term and delays in signing customer agreements continue in any future fiscal quarters, our future operating results for any such quarter and for subsequent quarters may be below the expectations of securities analysts or investors, which may result in a decline in our stock price.

In September 2009, we entered into a lease agreement for office space in San Mateo, California that we use as our new corporate headquarters, replacing our then-existing corporate headquarters in San Carlos, California. The lease has a total lease term of eight years with an initial non-cancellable lease term of five years commencing December 1, 2009. The aggregate minimum lease commitment is approximately $10.1 million. Upon commencement of this lease, our monthly rent payments increased significantly both immediately and in the long term over our monthly rent payments for our prior space, and quarterly real estate-related operating expenses that we incur increased by approximately $207,000. If our revenue does not increase or our operating expenses do not decrease to offset this increase in real estate-related operating expenses, or if we are unable to find suitable tenants to sublease a significant portion of this space in the event we are unable to sufficiently grow our business in the future, then our results of operations and financial position will be materially adversely impacted.

In addition, in the past, certain of our customers have filed for bankruptcy protection. For example, during fiscal 2010, two of our customers, Bi-Lo LLC and The Penn Traffic Company, filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code. Our agreements with these customers have subsequently been terminated. Our aggregate revenue from Bi-Lo and Penn Traffic in fiscal 2010 was approximately $3.4 million. It is possible that any customers or potential customers seeking bankruptcy protection could seek to cancel their agreements with us, or could elect not to purchase new or additional services or renew such services with us, or could fail to pay us according to our contractual terms, any of which would negatively impact our results of operations or financial position in the future.

We have a history of losses and we may not achieve or sustain profitability in the future.

We have a history of losses and have not achieved profitability in any fiscal year. We experienced net losses of $11.8 million, $5.0 million and $4.5 million in fiscal 2010, fiscal 2009 and fiscal 2008, respectively. At February 28, 2010, we had an accumulated deficit of $89.2 million. We expect to continue to incur net losses in fiscal 2011 and perhaps beyond. In addition, our cost of revenue and operating expenses may increase in future periods as we implement initiatives to continue to grow our business. If the recent adverse global economic environment continues to negatively impact our business and our revenue does not increase to offset these expected increases in cost of revenue and operating expenses, we will not be profitable. For example, in fiscal 2010 our costs grew faster than our revenue such that our net loss increased to $11.8 million in fiscal 2010 compared to $5.0 million in fiscal 2009. In the near term, our revenue growth may continue to slow, or revenue itself may decline from prior periods. Accordingly, we cannot assure you that we will be able to achieve or maintain profitability in the future.

The effects of recent adverse global economic conditions may adversely impact our business, operating results or financial condition.

Recent adverse global economic conditions have caused a general tightening in the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy, extreme volatility in credit, equity and fixed income markets, and economic contraction. The retail and consumer products industries have been and may continue to be especially hard hit by these economic developments, which in recent periods has resulted in some customers delaying or not entering into new agreements or renewing their existing agreements with us. In addition, current or potential customers may not have funds to enter into or renew their agreements for our software and services, which could cause them to delay, decrease or cancel purchases of our software and services, to renew at lower prices, or to not pay us or to delay paying us for previously purchased software and services. Financial institution failures may cause us to incur increased expenses or make it more difficult either to utilize our existing debt capacity or otherwise obtain financing for our operations, investing activities (including the financing of any future acquisitions), or financing activities. Finally, our investment portfolio, which includes short-term debt securities, is subject to general credit, liquidity, counterparty, market and interest rate risks that may be exacerbated by the ongoing global financial conditions. If the banking system or the fixed income, credit or equity markets deteriorate or remain volatile, our investment portfolio may be impacted and the values and liquidity of our investments could be adversely affected.

We depend on a small number of customers, which are primarily large retailers, and our growth, if any, depends upon our ability to add new and retain existing large customers.

We derive a significant percentage of our revenue from a relatively small number of customers, and the loss of any one or more of those customers could decrease our revenue and harm our current and future operating results. Our retail customers accounted for 82% of our revenue in fiscal 2010. Our three largest customers accounted for approximately 29% and 30% of our revenue in fiscal 2010 and 2009, respectively. Although our largest customers may vary from period to period, we anticipate that we will continue to depend on revenue from a relatively small number of our large retail customers. We have recently become involved in a dispute with a large customer relating to a development project with that customer. See “Risk Factors — Third-party claims and litigation could seriously harm our business.” Further, our ability to grow revenue depends on our ability to increase sales to existing customers, to renew agreements with our existing customers and to attract new customers. In fiscal 2010 we did not add any significant large new retail customers. If economic factors, including the recent adverse global economic conditions, were to have a continued or increasingly negative impact on the retail market segment, it could reduce the amount that these customers spend on information technology, which would adversely affect our revenue and results of operations.

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

Because we generally recognize revenue ratably over the terms of our customer agreements, the lack of renewals or the failure to enter into new agreements may not immediately be reflected in our statement of operations in any significant manner but may negatively affect revenue in future quarters.

We generally recognize revenue ratably over the terms of our customer agreements and invoice our customers in advance for annual use of our software and certain implementation services on a fixed fee basis. As a result, most of our quarterly revenue results from agreements entered into during previous quarters. Consequently, a decline in new or renewed agreements in a particular quarter, as well as any renewals at reduced annual dollar amounts, will not be reflected in any significant manner in our revenue for that quarter, but it will negatively affect revenue in future quarters. For example, in fiscal 2009 and fiscal 2010 the global economic environment deteriorated compared to prior periods. This has resulted in delays in the execution of new and some renewal customer contracts, with some customers or potential customers electing not to enter into new or renewal contracts, and some other customers renewing at lower prices. Accordingly, our revenue growth has slowed, and our deferred revenue balance at February 28, 2010 was lower compared to prior periods, which may adversely impact our revenue in the future.

We may expand through acquisitions of and/or partnership with other companies, which may divert our management’s attention and result in unexpected operating and technology integration difficulties, increased costs and dilution to our stockholders.

Our business strategy may include acquiring complementary software, technologies, or businesses. For instance, in February 2009, we acquired Connect3, a provider of advertising planning and execution software. Acquisitions may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties in assimilating or integrating the businesses, technologies, services, products, personnel, or operations of the acquired companies (including those of Connect3), especially if the key personnel of the acquired company choose not to work for us, and we may have difficulty retaining the existing customers or signing new customers of any acquired business or migrating them to a software-as-a-service model. For instance, we are currently integrating Connect3’s technology, which was offered solely on an installed, behind-the-firewall basis, into our DemandTec End-to-End Promotion Management solution, and we may not be successful in completing this integration on a timely basis or at all. Acquisitions may also disrupt our ongoing business, divert our resources and require significant management attention that would otherwise be available for ongoing development of our current business. We also may be required to use a substantial amount of our cash or issue equity securities to complete an acquisition, which could deplete our cash reserves and dilute our existing stockholders and could adversely affect the market price of our common stock. Moreover, we cannot assure you that the anticipated benefits of any acquisition, including our revenue or return on investment assumptions, would be realized or that we would not be exposed to unknown liabilities.

In addition, an acquisition may negatively impact our results of operations because we may incur additional expenses relating to one-time charges, write-downs, amortization of intangible assets, or tax-related expenses. For example, our acquisition of TradePoint in November 2006 resulted in approximately $911,000 of amortization of purchased intangible assets in fiscal 2010, and $967,000 in each of fiscal 2009 and 2008, and will result in amortization of approximately $800,000 in fiscal 2011 with declining amounts for more than six years thereafter. Our acquisition of Connect3 resulted in the write-off of $150,000 of in-process research and development costs in fiscal 2009 and amortization of purchased intangible assets of approximately $2.2 million in fiscal 2010, and will result in approximately $1.8 million and $626,000 of amortization expense in fiscal 2011 and 2012, respectively.

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

We market our software to large retailers and CP companies, and sales to these customers are complex efforts that involve educating our customers about the use and benefits of our software, including its technical capabilities. Customers typically undertake a significant evaluation process that can result in a lengthy sales cycle, in some cases over 12 months. We spend substantial time, effort, and money in our sales efforts without any assurance that our efforts will generate long-term agreements. In addition, customer sales decisions are frequently influenced by global macroeconomic factors, budget constraints, multiple approvals, and unplanned administrative, processing and other delays. If sales expected from a specific customer are not realized, our revenue and, thus, our future operating results could be adversely impacted.

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

If we are unable to continue to enhance our current software, which is becoming increasingly complex, or to develop or acquire new software to address changing business requirements, we may not be able to attract or retain customers.

Our ability to attract new customers, renew agreements with existing customers and maintain or increase revenue from existing customers will depend in large part on our ability to anticipate the changing needs of the retail and CP industries, to enhance our increasingly complex existing software and to introduce new software that meet those needs. Certain of our implementation and integration engagements, particularly with respect to initial deployment with larger customers, have become increasingly complex. Further, certain of our engagements require, and other future engagements may require, us to develop certain customer-specific functionality. Such engagements can be significantly more time-consuming and complicated than our other customer engagements. Any new software may not be introduced in a timely or cost-effective manner and may not achieve market acceptance, meet customer expectations or contractual commitments, or generate revenue sufficient to recoup the cost of development or acquisition of such software. For example, we have not yet completed development or achieved market acceptance of certain components of our solutions underlying our “nextGEN” strategy. Further, we have recently become involved in a dispute with a large customer relating to a development project with that customer. If we are unable to successfully develop or acquire new software and enhance our existing applications to meet customer requirements, we may not be able to attract or retain customers.

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

The ability of our econometric models to forecast consumer demand depends upon the assumptions we make in designing the models and in the quality of the data we use to build them. Our models rely on point of sale (POS), transaction log or loyalty program data provided to us directly by our retail customers and by third-party data aggregators. Consumer behavior is affected by many factors, including evolving consumer needs and preferences, new competitive product offerings, more targeted merchandising and marketing, emerging industry standards, and changing technology. Data adequately representing all of these factors may not be readily available in certain geographies or in certain markets. In addition, the relative importance of the variables that influence demand will change over time, particularly with the continued growth of the Internet as a viable retail alternative and the emergence of non-traditional marketing channels. If our retail customers are unable to collect POS, transaction log or loyalty program data or we are unable to obtain such data from them or from third-party data aggregators, or if we fail to enhance our core science and modeling methodologies to adjust for changes in consumer behavior, customers may delay or decide against purchases or renewals of our software.

We rely on our management team and will need additional personnel to grow our business, and the loss of one or more key employees or our inability to attract and retain qualified personnel could harm our business.

Our success depends to a significant degree on our ability to attract, retain and motivate our management team and our other key personnel. Our professional services organization and other customer-facing groups, in particular, play an instrumental role in ensuring our customers’ satisfaction. In addition, our science, engineering, and modeling team requires experts in econometrics and advanced mathematics, and there are a limited number of individuals with the education and training necessary to fill these roles should we experience employee departures. All of our employees work for us on an at-will basis, and there is no assurance that any employee will remain with us. Our competitors may be successful in recruiting and hiring members of our executive management team or other key employees, and it may be difficult for us to find suitable replacements on a timely basis. Many of the members of our management team and key employees are substantially vested in their shares of our common stock or options to purchase shares of our common stock, and therefore retention of these employees may be difficult in the highly competitive market and geography in which we operate our business.

We have derived most of our revenue from sales to our retail customers. If our software is not widely accepted by CP companies, our ability to grow our revenue and achieve our strategic objectives will be harmed.

To date, we have derived most of our revenue from retail customers. During fiscal 2010, we generated approximately 82% of our revenue from sales to retail customers, while we generated approximately 18% of our revenue from sales to CP companies. In fiscal 2009, we generated approximately 86% of our revenue from sales to retail customers while we generated approximately 14% of our revenue from sales to CP companies. In order to grow our revenue and to achieve our long-term strategic objectives, it is important for us to expand our sales to derive a more significant portion of our revenue from new and existing CP customers. If CP companies do not widely accept our software, our revenue growth and business will be harmed.

We face intense competition that could prevent us from increasing our revenue and prevent us from becoming profitable.

The market for our software is highly competitive and we expect competition to intensify in the future. Competitors vary in size and in the scope and breadth of the products and services they offer. Currently, we face competition from traditional enterprise software application vendors such as Oracle Corporation and SAP AG, niche retail software vendors such as KSS Group (recently acquired by dunnhumby USA), and statistical tool vendors such as SAS, Inc. To a lesser extent, we also compete or potentially compete with marketing information providers for the CP industry such as The Nielsen Company and Information Resources, Inc., as well as business consulting firms such as McKinsey & Company, Inc., Deloitte & Touche LLP and Accenture LLP, which offer merchandising consulting services and analyses. Because the market for our solutions is relatively new, we expect to face additional competition from other established and emerging companies and, potentially, from internally-developed applications. This competition could result in increased pricing pressure, reduced profit margins, increased sales and marketing expenses and a failure to increase, or the loss of, market share.

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

We deliver our software to customers over the Internet. The software is hosted in three third-party data centers located in San Jose, California, Sacramento, California, and Mesa, Arizona. We do not control the operation of any of these facilities, and we rely on these service providers to provide all power, connectivity and physical security. These facilities could be vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunications failures and similar events. They are also subject to break-ins, computer viruses, sabotage, intentional acts of vandalism and other misconduct. The occurrence of a natural disaster or intentional misconduct, a decision to close these facilities without adequate notice or other unanticipated problems could result in lengthy interruptions in our services. Additionally, because we currently rely upon disk and tape bond back-up procedures, but do not operate or maintain a fully-redundant back-up site, there is an increased risk of service interruption.

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

Material defects or errors in our software or any failure to meet service level agreements with our customers could harm our reputation, result in significant expense to us and impair our ability to sell our software.

Our software is inherently complex and may contain material defects or errors that may cause it to fail to perform in accordance with customer expectations. Any defects that cause interruptions to the availability of our software could result in lost or delayed market acceptance and sales, require us to provide sales credits or issue refunds to our customers, cause existing customers not to renew their agreements and prospective customers not to purchase our software, divert development resources, hurt our reputation and expose us to claims for liability. After the release of our software, defects or errors may also be identified from time to time by our internal team and by our customers. In addition, we have occasionally entered into service level agreements with our customers warranting defined levels of uptime reliability and performance and permitting those customers to receive service credits or discounted future services, or to terminate their agreements in the event that we fail to meet those levels. The costs incurred in correcting any material defects or errors in our software or in failing to meet any such service levels may be substantial.

Because our long-term success depends, in part, on our ability to expand sales of our software to customers located outside of the United States, our business may be increasingly susceptible to risks associated with international operations.

We have limited experience operating in international jurisdictions. In each of fiscal 2010 and 2009, 14% of our revenue was attributable to sales to companies located outside the United States. Our inexperience in operating our business outside of the United States increases the risk that any international expansion efforts that we may undertake will not be successful. In addition, conducting international operations subjects us to new risks that we have not generally faced in the United States. These include:

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

Because portions of our software development, sustaining engineering, quality assurance and testing, operations and customer support are provided by a third party in China, our business is susceptible to risks associated with having substantial operations overseas.

Portions of our software development, sustaining engineering, quality assurance and testing, operations and customer support are provided by Sonata Services Limited, or Sonata, a third party located in Shanghai, China. As of February 28, 2010, in addition to our 163 employees in our operations, customer support, science, product management and engineering groups located in the United States, an additional 65 Sonata personnel were dedicated to our projects. Remotely coordinating a third party in China requires significant management attention and substantial resources, and there can be no assurance that we will be successful in coordinating these activities. Furthermore, if there is a disruption to these operations in China, it will require that substantial management attention and time be devoted to achieving resolution. If Sonata were to stop providing these services or if there was widespread departure of trained Sonata personnel, this could cause a disruption in our product development process, quality assurance and product release cycles and customer support organizations and require us to incur additional costs to replace and train new personnel.

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

We have expanded our operations in recent periods. If we fail to manage this expansion effectively, we may be unable to execute our business plan, maintain high levels of customer service or address competitive challenges adequately.

We have expanded our overall business, headcount and operations in recent periods. For instance, our headcount grew from 198 employees at February 28, 2007 to 313 employees at February 28, 2010. Headcount in research and development increased from 99 employees at February 28, 2007 to 132 employees at February 28, 2010. We may need to continue to expand our operations in order to increase our customer base and to develop additional software. Increases in our customer base could create challenges in our ability to implement our software and support our customers. In addition, we will be required to continue to improve our operational, financial and management controls and our reporting procedures. As a result, we may be unable to manage our business effectively in the future, which may negatively impact our operating results.

Evolving regulation of the Internet may affect us adversely.

As Internet commerce continues to evolve, increasing regulation by federal, state or foreign agencies becomes more likely. For example, we believe increased regulation is likely in the area of data privacy, and laws and regulations applying to the solicitation, collection, processing, or use of personal or consumer information could affect our customers’ ability to use and share data, potentially reducing demand for our software and restricting our ability to store and process data for our customers. In addition, taxation of software provided over the Internet or other charges imposed by government agencies or by private organizations for accessing the Internet may also be imposed. Any regulation imposing greater fees for Internet use or restricting information exchange over the Internet could result in a decline in the use of the Internet and the viability of Internet-based software, which could harm our business, financial condition and operating results.

Third-party claims and litigation could seriously harm our business.

We have from time to time become involved in legal matters that arise in the normal course of business and otherwise. For example, we have recently become involved in a dispute with a large customer relating to a development project with that customer. We are currently assessing the potential impact of the dispute, which is at an early stage. There can be no assurance that the dispute or other third party claims and litigation that may arise in the future will not have a material adverse effect on our business, financial position, results of operations, or cash flows, including a loss of customers, or subject us to significant financial or other remedies.

We incur significant costs as a result of operating as a public company, and our management is required to devote substantial time to compliance efforts.

As a public company, we incur significant legal, accounting and other expenses. The Sarbanes-Oxley Act and rules subsequently implemented by the SEC and the NASDAQ Global Market impose additional requirements on public companies, including enhanced corporate governance practices. For example, the listing requirements for the NASDAQ Global Market provide that listed companies satisfy certain corporate governance requirements relating to independent directors, audit committees, distribution of annual and interim reports, stockholder meetings, stockholder approvals, solicitation of proxies, conflicts of interest, stockholder voting rights and codes of business conduct. Our management and other personnel need to devote a substantial amount of time to complying with these requirements. Moreover, these rules and regulations have increased our legal and financial compliance costs and make some activities more time-consuming and costly. These rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors and board committees or as executive officers and more expensive for us to obtain or maintain director and officer liability insurance.

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

The trading price of our common stock has fluctuated widely in the past and may do so in the future. Further, our common stock has limited trading history. Factors affecting the trading price of our common stock, many of which are beyond our control, could include:

•	variations in our operating results, including any decline in our revenues;

•	announcements of technological innovations, new products and services, acquisitions, strategic alliances or significant agreements by us or by our competitors;

•	recruitment or departure of key personnel;

•	the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;

•	changes in the estimates of our operating results or changes in recommendations by any securities analysts that elect to follow our common stock;

•	market conditions in our industry, the retail industry and the economy as a whole;

•	price and volume fluctuations in the overall stock market;

•	lawsuits threatened or filed against us or other disputes;

•	adoption or modification of regulations, policies, procedures or programs applicable to our business; and

•	the volume of trading in our common stock, including sales upon exercise of outstanding options.

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

If our existing stockholders, particularly our directors and executive officers and other significant stockholders, sell substantial amounts of our common stock in the public market, or are perceived by the public market as intending to sell, the trading price of our common stock could decline. During fiscal 2010 Crosspoint Venture Partners, previously our largest stockholder, distributed all of the shares of our common stock held by them to their limited partners, which may impact, or may have impacted, our stock price adversely.

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

Insiders and other significant stockholders have substantial control over us and will be able to influence corporate matters.

At February 28, 2010, our directors, executive officers and holders of ten percent or more of our common stock beneficially owned, in the aggregate, approximately 34.3% of our outstanding common stock. As a result, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit your ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

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

Our corporate headquarters and our primary facilities occupy approximately 82,000 square feet in San Mateo, California under a lease that has a total lease term of eight years with an initial non-cancellable lease term of five years commencing December 1, 2009. In addition, we lease approximately 9,200 square feet in Pleasanton, California that expires in October 2010 and approximately 7,200 square feet in Cerritos, California that expires in December 2010. We also lease small sales and marketing offices in the United States and Europe. The size and location of these properties change from time to time on the basis of business requirements. We do not own any real property. We believe our facilities are adequate for our current needs and that suitable additional or substitute space will be available to accommodate any foreseeable expansion of our operations.

Item 3.	Legal Proceedings

We have from time to time become involved in legal matters that arise in the normal course of business and otherwise. For example, we have recently become involved in a dispute with a large customer relating to a development project with that customer. We are currently assessing the potential impact of the dispute, which is at an early stage. There can be no assurance that the dispute or other third party claims and litigation that may arise in the future will not have a material adverse effect on our business, financial position, results of operations, or cash flows, including a loss of customers, or subject us to significant financial or other remedies.

Item 4.	(Removed and Reserved)

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information.  Our common stock has been listed on the NASDAQ Global Market under the symbol “DMAN” since August 9, 2007. Prior to that time, there was no public market for our common stock. The following table sets forth for the indicated periods the high and low sales prices by quarter for our common stock as reported by the NASDAQ Global Market.

Fiscal Year 2010 Quarters Ended:	High	Low

February 28, 2010	$9.50	$5.25
November 30, 2009	$9.57	$7.83
August 31, 2009	$10.00	$7.47
May 31, 2009	$9.28	$6.65

Fiscal Year 2009 Quarters Ended:	High	Low

February 28, 2009	$9.25	$5.86
November 30, 2008	$11.00	$5.77
August 31, 2008	$11.05	$7.02
May 31, 2008	$11.00	$6.65

Stockholders of Record.  As of February 28, 2010, we had approximately 107 stockholders of record of our common stock.

Dividends.  We have never declared or paid any cash dividends on our common stock. We currently intend to retain earnings, if any, to finance future growth, and therefore do not expect to pay cash dividends on our common stock in the foreseeable future. Any future determination to declare cash dividends will be made at the discretion of our board of directors and will be subject to compliance with certain covenants in our loan and security agreement with Silicon Valley Bank, which may restrict or limit our ability to pay dividends.

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

The graph below compares the cumulative total stockholder return of our common stock with that of the Nasdaq Composite Index and the Nasdaq Computer Index from August 9, 2007 (the date on which our common stock commenced trading on the NASDAQ Global Market) through February 28, 2010. The graph assumes that $100 was invested in shares of our common stock, the Nasdaq Composite Index and the Nasdaq Computer & Data Processing Index at the close of market on August 9, 2007, and that dividends, if any, were reinvested. The comparisons in this graph are based on historical data and are not intended to forecast or be indicative of future performance of our common stock.

Comparison of Cumulative Total Returns of DemandTec, Inc., Nasdaq Composite
Index and Nasdaq Computer & Data Processing Index

	8/9/07	8/31/07	2/29/08	8/31/08	2/28/09	8/31/09	2/28/10
DemandTec, Inc.	$100.00	$95.90	$101.50	$103.70	$73.60	$84.70	$58.70
Nasdaq Composite Index	100.00	102.02	89.26	93.03	54.14	78.94	87.95
Nasdaq Computer & Data Processing Index	100.00	102.64	88.45	94.56	55.86	87.30	98.55

Unregistered Sales of Equity Securities

(1) On December 19, 2007, we issued 80,884 shares upon the net exercise of a warrant to purchase 113,759 shares of our common stock held by a financial institution.

(2) On January 29, 2008, we issued 22,455 shares upon the net exercise of a warrant to purchase 30,488 shares of our common stock held by a financial institution.

(3) During our fiscal quarter ended February 29, 2008, we issued 5,000 shares of our common stock to Silicon Valley Community Foundation, for the benefit of the DemandTec Foundation, at an aggregate issue price of $5.00.

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

In August 2007, we used $3.0 million of our proceeds to settle our credit facility and used $10.2 million of our proceeds to settle our term loan with Silicon Valley Bank and Gold Hill Venture Lending 03, LP. In fiscal 2010, we used $12.3 million of our proceeds to pay Connect3’s former shareholders in connection with our February 2009 acquisition of Connect3 and $1.3 million cash to pay off short-term notes payable held by a former Connect3 officer and principal shareholder. As of February 28, 2010, approximately $30.8 million of aggregate net proceeds remained invested in short-term interest-bearing obligations, investment-grade instruments, certificates of deposit or direct or guaranteed obligations of the United States government or in operating cash accounts.

We have used and intend to continue to use the remaining net proceeds from the offering for working capital and other general corporate purposes, including to finance our growth, develop new software and fund capital expenditures. Additionally, we may choose to expand our current business through acquisitions of other complementary businesses, products, services, or technologies. Pending such uses, we plan to invest the net proceeds in short-term, interest-bearing, investment grade securities.

There were no material differences in the actual use of proceeds from our IPO as compared to the planned use of proceeds as described in the final prospectus filed with the Securities and Exchange Commission pursuant to Rule 424(b).

Item 6.	Selected Financial Data

The following selected consolidated financial data should be read in conjunction with our audited consolidated financial statements and related notes thereto and with Management’s Discussion and Analysis of Financial Condition and Results of Operation, which are included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for fiscal 2010, 2009 and 2008, and the selected consolidated balance sheet data as of February 28, 2010 and 2009, are derived from, and are qualified by reference to, the audited consolidated financial statements that are included in this Annual Report on Form 10-K. The consolidated statements of operations data for fiscal 2007 and 2006 and the consolidated balance sheet data as of February 29, 2008, February 28, 2007 and 2006 are derived from audited consolidated financial statements which are not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of results to be expected for any future period.

			Year Ended
	Year Ended February 28,		February 29,	Year Ended February 28,
	2010	2009(1)	2008	2007(1)	2006
	(In thousands, except per share data)

Consolidated Statements of Operations Data:
Revenue	$79,052	$75,005	$61,270	$43,485	$32,539
Cost of revenue(2)(3)	25,760	23,331	20,444	14,230	12,584

Gross profit	53,292	51,674	40,826	29,255	19,955

Operating expenses:
Research and development(3)	32,279	26,787	22,445	15,340	11,021
Sales and marketing(3)	20,828	20,343	17,290	12,108	10,170
General and administrative(3)	9,657	9,888	6,292	2,673	2,388
Restructuring charges	775	—	—	—	—
Amortization of purchased intangible assets	2,044	1,241	360	118	—

Total operating expenses	65,583	58,259	46,387	30,239	23,579

Loss from operations	(12,291)	(6,585)	(5,561)	(984)	(3,624)
Other income (expense), net	306	1,585	1,542	(480)	850

Loss before provision (benefit) for income taxes and cumulative effect of change in accounting principle	(11,985)	(5,000)	(4,019)	(1,464)	(2,774)
Provision (benefit) for income taxes	(148)	(47)	455	52	14

Loss before cumulative effect of change in accounting principle	(11,837)	(4,953)	(4,474)	(1,516)	(2,788)
Cumulative effect of change in accounting principle	—	—	—	—	(54)

Net loss	(11,837)	(4,953)	(4,474)	(1,516)	(2,734)
Accretion to redemption value of preferred stock	—	—	13	32	32

Net loss attributable to common stockholders	$(11,837)	$(4,953)	$(4,487)	$(1,548)	$(2,766)

Net loss per common share, basic and diluted	$(0.41)	$(0.18)	$(0.25)	$(0.28)	$(0.62)

Shares used in computing net loss per common share, basic and diluted	28,720	27,372	17,612	5,531	4,449

	February 28,		February 29,	February 28,
	2010	2009(1)	2008	2007(1)	2006
	(In thousands)

Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities(4)	$67,284	$87,884	$75,889	$25,478	$14,771
Working capital (deficit)	22,177	21,788	44,739	(66)	(10,731)
Total assets	110,662	134,155	113,796	56,795	21,016
Deferred revenue	38,921	48,815	55,375	42,172	25,124
Debt	434	1,720	442	15,063	2,219
Merger consideration payable	1,000	13,343	—	—	—
Redeemable convertible preferred stock	—	—	—	49,073	48,976
Stockholders’ equity (deficit)	56,938	56,649	50,297	(58,660)	(62,529)

(1)	We acquired TradePoint in November 2006 and Connect3 in February 2009. See Overview of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 2 of Notes to Consolidated Financial Statements.

(2)	Includes amortization of purchased intangible assets of $1,862, $610, $608, and $203 in fiscal 2010, 2009, 2008, and 2007, respectively.

(3)	Includes stock-based compensation expense as follows:

	Year Ended		Year Ended	Year Ended
	February 28,		February 29,	February 28,
	2010	2009	2008	2007	2006
	(In thousands)

Cost of revenue	$1,732	$1,712	$1,261	$41	$—
Research and development	3,309	2,261	1,824	62	6
Sales and marketing	2,411	2,263	1,367	74	1
General and administrative	2,267	1,743	883	156	64

Total stock-based compensation expense	$9,719	$7,979	$5,335	$333	$71

(4)	At February 28, 2010 and 2009, and February 29, 2008, cash, cash equivalents and marketable securities include net proceeds of $57.6 million from our sale of 6.0 million shares of common stock in August 2007 in our initial public offering.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto appearing elsewhere in this Annual Report on Form 10-K. Our fiscal year ends on the last day of February; fiscal 2010, for example, refers to our fiscal year ended February 28, 2010.

Overview

We are a leading provider of on-demand optimization solutions to retailers and consumer products, or CP, companies. Our software services enable retailers and CP companies to separately or collaboratively define category, brand, and customer strategies based on a scientific understanding of consumer behavior and make actionable pricing, promotion, assortment, space and other merchandising and marketing recommendations to achieve their revenue, profitability, sales volume, and customer loyalty objectives. We deliver our applications by means of a software-as-a-service, or SaaS, model, which allows us to capture and analyze the most recent retailer and market-level data and enhance our software services rapidly to address our customers’ ever-changing merchandising and marketing needs, and connect retailers and CP companies via collaborative, Internet-based applications. During fiscal 2010, we introduced our “nextGEN” strategy, which combines category, brand and shopper-insights to provide our retail customers a unified understanding of shopper behavior and the ability to leverage those insights to make better business decisions on pricing, promotion, assortment and collaboration with their CP trading partners.

Our solutions consist of software services and complementary analytical services and analytical insights derived from the same platform that supports our software services. We offer our solutions individually or as a suite of integrated software services. Our solutions for the retail and CP industries include DemandTec Lifecycle Price Optimizationtm, DemandTec End-to-End Promotion Managementtm, DemandTec Assortment & Spacetm, DemandTec Targeted Marketingtm, and DemandTec Trade Effectivenesstm. The DemandTec TradePoint Networktm connects our solutions for the retail and CP industries. We sell our solutions through our direct sales force and receive a number of customer prospect introductions through third-parties, such as systems integrators and a data syndication company. We were incorporated in November 1999 and began selling our software in fiscal 2001. Our revenue has grown from $9.5 million in fiscal 2004 to $79.1 million in fiscal 2010. Our operating expenses have also increased significantly during these same periods. We have incurred losses to date and had an accumulated deficit of approximately $89.2 million at February 28, 2010.

We sell our software to retailers and CP companies under agreements with initial terms that generally are one to three years in length and provide a variety of services associated with our customers’ use of our software. Our software service agreements with retailers and CP companies are often large contracts. The annual contract value for each retail and CP company customer agreement is largely related to the size of the customer. These retail and CP customer agreements can create significant variability in the aggregate annual contract value of customer agreements signed in any given fiscal quarter. Our Advanced Deal Management agreements with CP companies that leverage the DemandTec TradePoint Network are principally one year in length and much smaller in annual and aggregate contract value than our other CP company customer software services contracts and our retail contracts. Generally, the agreements we have signed in the first fiscal quarter of a fiscal year have had an aggregate annual contract value less than that of the agreements signed in the preceding fiscal fourth quarter. In addition, the aggregate contract value of agreements signed can fluctuate significantly on a quarterly basis within any given fiscal year. A significant percentage of our new and existing customer add-on agreements are entered into during the last month, weeks, or even days of each quarter-end. We generally recognize the revenue we generate from each agreement ratably over the term of the agreement. Our ability to maintain or increase revenues depends on our attracting new customers, renewing agreements with our existing customers at comparable prices, and selling add-on software services to existing customers, as well as the success of our nextGEN strategy. Further, our revenue will be directly affected by the continued acceptance of our software in the marketplace, as well as the timing, size and term length of our customer agreements. If we are unable to successfully develop or acquire new software and enhance our existing applications, including solutions underlying our nextGEN strategy, we may not be able to attract and retain customers or increase or maintain our revenue.

During fiscal 2009 and 2010, the global economic environment deteriorated and resulted in delays in the execution of new and some renewal customer contracts, with some customers or potential customers electing not to enter into new or renewal contracts, and some other customers renewing at lower prices or for shorter contract periods. Accordingly, our revenue growth has slowed and deferred revenue balances have decreased. In the fiscal quarter ended February 28, 2010, our revenue declined from the preceding quarter and we expect our revenue to further decline in our first quarter of fiscal 2011 ending May 31, 2010 compared to the quarter ended February 28, 2010. In the near term, we expect that our revenue growth may continue to slow, or revenue itself may decline from prior periods. In addition, the impact of the adverse economic environment on our business contributed to the use of approximately $6.8 million of cash in operations in fiscal 2010. Our cash flow generation will continue to remain challenging and unpredictable and, consequently, we may continue to use cash in operations in future periods. We have not seen any noticeable improvement in sales cycles and we currently have little evidence to suggest that the impact of the global economic environment will improve in the near term. Furthermore, our ability to achieve profitability will be affected by our revenue as well as our other operating expenses associated with growing our business. Our largest category of operating expenses is research and development expenses, and the largest component of our operating expenses is personnel costs.

We are headquartered in San Mateo, California, and have sales and marketing offices in North America and Europe. We sell our software through our direct sales force and receive a number of customer prospect introductions through third-parties, such as systems integrators and a data syndication company. In fiscal 2010, approximately 86% of our revenue was attributable to sales of our software to companies located in the United States.

In September 2009, we entered into a lease agreement for office space in San Mateo, California that we use as our new corporate headquarters, replacing our then-existing corporate headquarters in San Carlos, California. The lease has a total lease term of eight years with an initial non-cancellable lease term of five years commencing December 1, 2009. The aggregate minimum lease commitment is approximately $10.1 million. Upon commencement of this lease, our monthly rent payments increased significantly both immediately and in the long term over our monthly rent payments for our prior space, and quarterly real estate-related operating expenses that we incur increased by approximately $207,000. If our revenue does not increase or our other operating expenses do not decrease to offset this increase in real estate-related operating expenses, or if we are unable to find suitable tenants to sublease a significant portion of this space in the event we are unable to sufficiently grow our business in the future, then our results of operations and financial position will be materially adversely impacted.

In February 2009, we acquired Connect3 Systems, Inc., a provider of advertising planning and execution software for $13.5 million. The Connect3 product suite, which Connect3 offered on an installed, behind-the-firewall basis, is being replatformed into the DemandTec End-to-End Promotion Managementtm solution, which supports retailers’ end-to-end promotion planning process. In fiscal 2010, we paid $12.5 million of the acquisition consideration as well as $1.3 million of assumed notes payable held by a former Connect3 officer, and we recorded approximately $2.2 million of amortization expense associated with Connect3’s purchased intangible assets.

During fiscal 2010, we recorded approximately $775,000 of expense associated with the reduction of our workforce as a result of synergies gained through the acquisition of Connect3 and with the consolidation and relocation of our corporate headquarters.

As of April 15, 2010, we had approximately 30.0 million shares of common stock outstanding, excluding approximately 9.4 million shares subject to outstanding options, performance stock units and restricted stock units. The issuance of shares upon the exercise of these options and settlement of these units, as well as the grant of additional options and units pursuant to our equity compensation plans, would result in additional dilution and may adversely impact our earnings per share. See Note 7 of Notes to Consolidated Financial Statements.

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

Cost of Revenue and Operating Expenses

Cost of Revenue

Cost of revenue includes expenses related to data centers, depreciation expenses associated with computer equipment and software, compensation and related expenses of operations, technical customer support, production operations and professional services personnel, amortization of purchased intangible assets, and allocated overhead expenses. We have contracts with three third parties for the use of their data center facilities, and our data center costs principally consist of the amounts we pay to these third parties for rack space, power and similar items. We amortize purchased intangible assets, principally for developed technology acquired in prior acquisitions. We allocate overhead costs, such as rent and occupancy costs, employee benefits, information management costs, and legal and other costs, to all departments predominantly based on headcount. As a result, we include allocated overhead expenses in cost of revenue and each operating expense category.

Research and Development

Research and development expenses include personnel costs for our research, product management and software development personnel, and allocated overhead expenses. We devote substantial resources to extending our existing software applications as well as to developing new software.

Sales and Marketing

Sales and marketing expenses include personnel costs for our sales and marketing personnel, including commissions and incentives, travel and entertainment expenses, marketing programs such as product marketing, events, corporate communications and other brand building expenses, and allocated overhead expenses.

General and Administrative

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

Amortization of Purchased Intangible Assets

In February 2009, we acquired Connect3. The aggregate purchase price was approximately $13.5 million, which consisted of approximately $13.3 million in cash and $201,000 of acquisition costs. We are amortizing purchased intangible assets related to developed technology, customer relationships, non-compete covenants and backlog over one to two and a half years on a straight-line basis, which resulted in approximately $2.2 million of amortization expense in fiscal 2010. Annual amortization expenses related to this acquisition, absent any impairment, will be approximately $1.8 million and $626,000 in fiscal 2011 and 2012, respectively.

In May 2008, we purchased rights to develop assortment optimization technology for $1.5 million, which was amortized over 18 months on a straight-line basis and was fully amortized at February 28, 2010. This resulted in approximately $766,000 of amortization expense in fiscal 2010, which was included in our operating expenses.

In November 2006, we acquired TradePoint. The aggregate purchase price was approximately $9.8 million, which consisted of approximately $3.7 million in cash, approximately $4.1 million in our common stock, a $1.8 million promissory note and $219,000 of acquisition costs. In this acquisition, we purchased intangible assets related to developed technology, customer relationships, a trade name, and non-compete covenants. We have been amortizing purchased intangible assets over three to ten years on a straight-line basis. This resulted in approximately $911,000 of amortization expense in fiscal 2010. Annual amortization expenses related to this acquisition, absent any impairment, will be approximately $800,000 and $597,000 in fiscal 2011 and 2012, respectively, and will decline significantly thereafter.

Other Income (Expense), Net

Other income (expense), net includes interest income on our cash and marketable securities balances, interest expense related to debt, and losses or gains on conversions of non-U.S. dollar transactions into U.S. dollars. In the past three fiscal years, we have invested a majority of our cash in money market funds, treasury bills, corporate bonds, obligations of government-sponsored enterprises, and commercial paper. In the first half of fiscal 2008 (the period preceding our IPO before our convertible preferred stock was automatically converted to common stock), other income (expense), net included the impact of recording our outstanding redeemable convertible preferred stock warrants at fair value. In fiscal 2011 and thereafter, other income (expense), net will depend on a number of factors, including our ability to generate cash from operations, interest rates and the rates of return on our investments, foreign exchange rates, and whether or not we incur debt.

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

Revenue Recognition

We generate revenue from fees under agreements with initial terms that generally are one to three years in length. Our agreements contain multiple elements, which include the use of our software, SaaS delivery services, professional services, maintenance, and customer support. Professional services consist of implementation, training, data modeling, and analytical services related to our customers’ use of our software. We have determined that the elements within our agreements do not qualify for treatment as separate units of accounting. Therefore, we account for all fees received under our agreements as a single unit of accounting and recognize them ratably over the term of the related agreement, commencing upon the later of the agreement start date or the date access to the application is provided to the customers, and when all of the following conditions are also met:

•	there is persuasive evidence of an arrangement;

•	the service has been provided to the customer;

•	the collection of the fees is probable; and

•	the amount of fees to be paid by the customer is fixed or determinable.

Deferred Commissions

We capitalize certain commission costs directly related to the acquisition of a customer agreement in accordance with applicable accounting standards. Commissions are paid shortly after our receipt of the related customer payment. Commissions are deferred and amortized to sales and marketing expense over the revenue recognition term of the related non-cancelable customer agreement. The deferred commission amounts are recoverable through their accompanying future revenue streams under non-cancellable customer agreements. We believe this is the appropriate method of accounting as the commission charges are so closely related to the revenue from the customer contracts that they should be recorded as an asset and charged to expense over the same period that the related revenue is recognized. Commission expense was approximately $2.3 million, $3.4 million, and $2.8 million in fiscal 2010, 2009, and 2008, respectively. Deferred commissions on our consolidated balance sheets totaled approximately $843,000 and $1.3 million at February 28, 2010 and 2009, respectively.

Stock-Based Compensation

We account for and recognize all share-based payments as an expense in our statements of operations. Grants of stock options to employees and to new members of our board of directors generally vest over four years and annual stock option grants to existing members of our board of directors vest over one year. We measure the value of stock options based on the grant date fair value using the Black-Scholes pricing model. Performance-based stock units, or PSUs, vest pursuant to certain performance and time-based vesting criteria set by our Compensation Committee. We evaluate the probability of meeting the performance criteria at the end of each reporting period to determine how much compensation expense to record. Because the actual number of shares to be issued is not known until the end of the performance period, the actual compensation expense related to these awards could differ from our current expectations. Beginning in fiscal 2009, we also have time-based restricted stock units, or RSUs, outstanding that entitle the recipient to receive shares of our common stock upon vesting and settlement of the awards pursuant to time-based vesting criteria set by our Compensation Committee. Stock-based compensation expense for PSUs and RSUs is based on the closing price of our common stock on the grant date. We amortize the fair value of those awards, net of estimated forfeitures, as stock-based compensation expense over the vesting period of the awards.

Fair Value of Financial Instruments

The carrying amounts of our financial instruments, which include cash and cash equivalents, marketable securities, accounts receivable, accounts payable, notes payable, and other accrued expenses, approximate their fair values. Our financial assets and liabilities are remeasured and reported at fair value at each reporting period. We measure our foreign currency forward contracts at fair value. Our foreign currency forward contracts are classified within Level 2 as the valuation inputs are based on quoted prices of similar instruments in active markets and do not involve management judgment.

Income Taxes

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

We will continue to evaluate the ongoing need for and amount of the valuation allowance. We may determine that some, or all, of our deferred tax assets will be realized, in which case we will reduce our valuation allowance in the quarter in which such determination is made. If the valuation allowance is reduced, we may recognize a benefit from income taxes on our income statement in that period. In subsequent periods, we may have higher income tax expenses.

Goodwill and Intangible Assets

We record as goodwill the excess of the acquisition purchase price over the fair value of the tangible and identifiable intangible assets acquired. We do not amortize goodwill, but perform an annual impairment review of our goodwill during our third quarter, or more frequently if indicators of potential impairment arise. We have a single operating segment and consequently evaluate goodwill for impairment based on an evaluation of the fair value of our company as a whole. We record purchased intangible assets at their respective estimated fair values at the date of acquisition. Purchased intangible assets are being amortized using the straight-line method over their remaining estimated useful lives, which range from approximately one to seven years. We evaluate the remaining useful lives of intangible assets on a periodic basis to determine whether events or circumstances warrant a revision to the remaining estimated amortization period. We evaluated our goodwill in November 2009 and recognized no impairment charges as a result of the review. Additionally, we observed no impairment indicators for both goodwill and intangible assets through February 28, 2010.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for possible impairment whenever events or circumstances indicate that the carrying amount of these assets may not be recoverable. We evaluate the recoverability of each of our long-lived assets, including purchased intangible assets and property, equipment, and leasehold improvements, by comparison of its respective carrying amount to the future undiscounted cash flows we expect the asset to generate. If we consider the asset to be impaired, we measure the amount of any impairment as the difference between the carrying amount and the fair value of the impaired asset. We observed no impairment indicators through February 28, 2010.

Results of Operations

The following table sets forth selected consolidated statements of operations data as a percentage of revenue for each of the periods indicated:

	Year Ended
	February 28,	February 28,	February 29,
	2010	2009	2008

Revenue	100%	100%	100%
Cost of revenue	33	31	33

Gross margin	67	69	67

Operating expenses:
Research and development	41	36	37
Sales and marketing	26	27	28
General and administrative	12	13	10
Restructuring charges	1	—	—
Amortization of purchased intangible assets	3	2	1

Total operating expenses	83	78	76

Loss from operations	(16)	(9)	(9)
Other income (expense), net	1	2	2

Loss before provision (benefit) for income taxes	(15)	(7)	(7)
Provision (benefit) for income taxes	—	—	—

Net loss attributable to common stockholders	(15)%	(7)%	(7)%

Revenue

	Year Ended
	February 28,	February 28,	February 29,
	2010	2009	2008
	(In thousands)

Revenue	$79,052	$75,005	$61,270

Fiscal 2010 Compared to Fiscal 2009.  Fiscal 2010 revenue increased approximately $4.0 million, or 5%, from fiscal 2009 revenue, due to an increase in revenue of approximately $2.2 million from new customers and approximately $1.8 million from existing customers. New customers are those that did not contribute any revenue in fiscal 2009. Existing customers are those that contributed revenue in both current and prior fiscal years. Revenue from existing customers was approximately 97% of our total revenue in each of fiscal 2010 and 2009. Fiscal 2010 revenue included approximately $1.2 million of revenue recognized in the fiscal quarter ended February 28, 2010 related to terminated agreements associated with customer bankruptcies. Had these customer agreements not terminated, approximately $690,000 of revenue under these agreements would have been recognized throughout fiscal 2011 over their remaining terms rather than being recognized in our fourth quarter of fiscal 2010. Revenue from new customers in any given period can fluctuate depending upon the period in which the contract is signed, the number of new customer contracts and the size of the new retailer or CP customer. In fiscal 2010, the adverse global economic conditions continued to result in delays in the execution of new and some renewal customer contracts, with some customers or potential customers electing not to enter into new or renewal contracts, and some other customers renewing at lower prices. Accordingly, our revenue growth has slowed. In the near term, we do not expect any significant improvements in our business due to the impact of the global economic environment. Consequently, our revenue growth may continue to slow, or revenue itself may decline from prior periods.

Fiscal 2009 Compared to Fiscal 2008.  Fiscal 2009 revenue increased approximately $13.7 million, or 22%, from fiscal 2008 revenue, primarily due to an increase in revenue of approximately $11.8 million from existing customers and approximately $1.9 million from new customers.

For fiscal 2010, 2009 and 2008, percentage of total revenue by customer type and geographic region was as follows:

	Year Ended
	February 28,	February 28,	February 29,
	2010	2009	2008

By customer type:
Retail	82%	86%	90%
CP	18%	14%	10%

Total revenue	100%	100%	100%

By location:
United States	86%	86%	88%
International	14%	14%	12%

Total revenue	100%	100%	100%

Revenue from CP companies has generally increased as a percentage of total revenue year-over-year. Revenue from customers located outside the United States as a percentage of revenue remained flat in fiscal 2010 compared to fiscal 2009, but increased two percentage points in fiscal 2009 from fiscal 2008. Over the long term, we expect that revenue from CP companies and revenue from international customers will increase as a percentage of total revenue on an annual basis.

We had one customer that accounted for 13.6%, 14.4% and 11.7% of our total revenue in fiscal 2010, 2009 and 2008, respectively. No other customer accounted for more than 10% of our revenue in fiscal 2010, 2009 or fiscal 2008.

Cost of Revenue

	Year Ended
	February 28,	February 28,	February 29,
	2010	2009	2008
	(Dollars in thousands)

Revenue	$79,052	$75,005	$61,270
Cost of revenue	25,760	23,331	20,444

Gross profit	$53,292	$51,674	$40,826

Gross margin	67%	69%	67%

Fiscal 2010 Compared to Fiscal 2009.  Fiscal 2010 cost of revenue increased approximately $2.4 million, or 10%, from fiscal 2009, primarily due to increased amortization of purchased intangible assets and personnel costs.

Amortization of purchased intangible assets increased approximately $1.3 million in fiscal 2010 compared to fiscal 2009, primarily as a result of our acquisition of Connect3 in February 2009. Personnel costs, which include all compensation, employee benefits, and stock-based compensation expenses, increased approximately $968,000 in fiscal 2010 compared to fiscal 2009, mainly due to an increase in headcount during fiscal 2010. Average headcount during fiscal 2010 increased by 10 compared to average headcount during fiscal 2009, primarily as a result of the acquisition of Connect3.

Our gross margin decreased to 67% in fiscal 2010 compared to 69% in fiscal 2009, primarily associated with our acquisition of Connect3, as our personnel costs and the amortization of purchased intangible assets increased at a faster rate than our revenue. In the near term, we expect that our gross margin will decrease, primarily as a result of increased infrastructure costs associated with our new data center located in Mesa, Arizona.

Fiscal 2009 Compared to Fiscal 2008.  Fiscal 2009 cost of revenue increased approximately $2.9 million, or 14%, from fiscal 2008 cost of revenue. This increase was due primarily to increased personnel costs, equipment maintenance and depreciation expense offset by a decrease in third-party consulting costs.

Personnel costs increased approximately $1.6 million in fiscal 2009 compared to fiscal 2008, primarily as a result of increased compensation and employee benefit costs, stock-based compensation expense and headcount in fiscal 2009. Consulting services, support services, and production operations headcount increased to 87 (excluding Connect3’s former employees) at February 28, 2009 from 82 at February 29, 2008. Salary and employee benefit costs increased approximately $1.1 million in fiscal 2009 as a result of increased employee benefit costs and merit and promotion salary adjustments. Stock-based compensation expense increased to $1.7 million in fiscal 2009 compared to $1.3 million in fiscal 2008. The increase in stock-based compensation expense was primarily due to new stock options and time-based RSUs granted in fiscal 2009. There were no time-based RSUs granted in fiscal 2008. In addition, in fiscal 2009, equipment and maintenance contract expenses increased approximately $549,000, data center facility rental costs increased approximately $499,000, and depreciation expense increased approximately $606,000 as a result of $2.8 million of capital expenditures, predominantly related to the expansion of data infrastructure facilities to support customer growth.

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

Research and Development Expenses

	Year Ended
	February 28,	February 28,	February 29,
	2010	2009	2008
	(Dollars in thousands)

Research and development	$32,279	$26,787	$22,445
Percent of revenue	41%	36%	37%

Fiscal 2010 Compared to Fiscal 2009.  Fiscal 2010 research and development expenses increased approximately $5.5 million, or 21%, from fiscal 2009, primarily due to increased personnel costs and allocated overhead costs associated with increased headcount.

Personnel costs increased approximately $4.5 million in fiscal 2010 compared to fiscal 2009, mainly due to an increase in headcount as a result of the acquisition of Connect3, and increased stock-based compensation. The average research and development headcount increased by 27 in fiscal 2010 from fiscal 2009. Research and development related stock-based compensation expense, which is a component of personnel costs, was approximately $3.3 million and $2.3 million in fiscal 2010 and 2009, respectively. The increase in stock-based compensation was primarily associated with stock options and PSUs granted to new and existing employees subsequent to February 28, 2009, partially offset by lower expenses associated with fully vested PSUs that were granted in fiscal 2008. Allocated overhead costs increased approximately $932,000 in fiscal 2010 from fiscal 2009, primarily due to increased allocated facility and information technology expenses as a result of our new corporate headquarters.

We intend to continue to invest significantly in our research and development efforts because we believe these efforts are essential to maintaining our competitive position. In the near term, we expect that research and development expenses will remain relatively flat in absolute dollars.

Fiscal 2009 Compared to Fiscal 2008.  Fiscal 2009 research and development expenses increased approximately $4.3 million, or 19%, from fiscal 2008, primarily due to increased personnel costs and allocated overhead costs associated with increased headcount, increased third-party contractor and consulting costs, and increased equipment maintenance and depreciation expense. Personnel costs increased $3.2 million in fiscal 2009 compared to fiscal 2008 as headcount increased to 119 at February 28, 2009 from 99 at February 29, 2008. Stock-based compensation expense increased approximately $437,000 from fiscal 2008. Allocated overhead expenses increased approximately $331,000, primarily due to increased headcount and increased infrastructure support expenses associated with growth. Third-party consulting expense increased approximately $418,000 compared to fiscal

2008, primarily as a result of a new development process methodology initiated with an outside consultation firm in May 2008. Equipment maintenance and depreciation expense increased approximately $282,000 as compared to fiscal 2008 and was primarily due to increased capital expenditures to support our research and development labs, infrastructure, and increased headcount.

Sales and Marketing Expenses

	Year Ended
	February 28,	February 28,	February 29,
	2010	2009	2008
	(Dollars in thousands)

Sales and marketing	$20,828	$20,343	$17,290
Percent of revenue	26%	27%	28%

Fiscal 2010 Compared to Fiscal 2009.  Fiscal 2010 sales and marketing expenses increased by approximately $485,000, or 2%, from fiscal 2009, primarily as a result of increased consulting and marketing program costs, partially offset by a decrease in commission expenses.

Consulting and marketing program costs increased approximately $1.0 million in fiscal 2010 from fiscal 2009, primarily due to new service introductions, increased online marketing activities, branding, and our nextGen strategy initiatives. The increase in consulting and marketing program costs was partially offset by a decrease of $442,000 in personnel costs in fiscal 2010 compared to fiscal 2009, mainly due to decreased commission expenses.

In the near term, we expect that sales and marketing expenses will remain relatively flat in absolute dollars.

Fiscal 2009 Compared to Fiscal 2008.  Fiscal 2009 sales and marketing expenses increased by approximately $3.1 million, or 18%, from fiscal 2008, primarily as a result of increased personnel costs of approximately $2.5 million. Sales and marketing headcount increased to 39 at February 28, 2009 from 35 at February 29, 2008. Compensation and employee benefit costs, including commissions, increased approximately $1.6 million in fiscal 2009 as a result of increased headcount, employee benefit costs, and merit and promotion salary adjustments. Stock-based compensation, which is a component of personnel costs, increased by approximately $896,000, primarily due to stock awards granted since February 2008. Marketing-related costs increased $112,000 in fiscal 2009, primarily for tradeshows, events and advertising.

General and Administrative Expenses

	Year Ended
	February 28,	February 28,	February 29,
	2010	2009	2008
	(Dollars in thousands)

General and administrative	$9,657	$9,888	$6,292
Percent of revenue	12%	13%	10%

Fiscal 2010 Compared to Fiscal 2009.  Fiscal 2010 general and administrative expenses decreased approximately $231,000, or 2%, from fiscal 2009, partially offset by increased personnel costs.

Third party professional services expenses decreased approximately $1.3 million in fiscal 2010 from fiscal 2009, primarily due to lower Sarbanes-Oxley compliance and audit related costs. The decrease in third party professional services expense was partially offset by increased personnel costs of approximately $911,000 in fiscal 2010 from fiscal 2009, primarily due to an increase in stock-based compensation expense. General and administrative related stock-based compensation expense, which is a component of personnel costs, was $2.3 million and $1.7 million in fiscal 2010 and 2009, respectively. The increase in stock-based compensation expense was primarily associated with stock options and PSUs granted to new and existing employees subsequent to February 28, 2009, partially offset by lower expenses associated with fully vested PSUs that were granted in fiscal 2008.

In the near term, we expect that general and administrative expenses will remain relatively flat in absolute dollars.

Fiscal 2009 Compared to Fiscal 2008.  Fiscal 2009 general and administrative expenses increased approximately $3.6 million, or 57%, from fiscal 2008 general and administrative expenses, primarily due to increased personnel costs associated with headcount increases and increased third-party professional services, principally for legal, accounting and auditing expenses associated with being a public company. Personnel costs increased approximately $1.7 million in fiscal 2009 compared to the prior year, primarily as a result of headcount increases and stock-based compensation expense. Headcount increased to 44 at February 28, 2009 from 35 at February 29, 2008. Stock-based compensation, which is a component of personnel costs, increased approximately $860,000 to $1.7 million in fiscal 2009 from $883,000 in fiscal 2008. Third-party professional services costs increased approximately $1.3 million, primarily due to costs associated with being a public company related to Sarbanes-Oxley compliance and audit expenses.

Amortization of Purchased Intangible Assets

	Year Ended
	February 28,	February 28,	February 29,
	2010	2009	2008
	(Dollars in thousands)

Amortization of purchased intangible assets	$2,044	$1,241	$360
Percent of revenue	3%	2%	1%

Fiscal 2010 Compared to Fiscal 2009.  Fiscal 2010 amortization of purchased intangible assets increased approximately $803,000 from fiscal 2009. The increase was primarily due to our acquisition of Connect3 in February 2009. Intangible assets associated with the Connect3 acquisition are being amortized over one to two and a half years starting from March 2009, and resulted in amortization expense of approximately $977,000 in operating expenses in fiscal 2010. The annual amortization expense of all existing purchased intangible assets will decline significantly in fiscal 2011 and thereafter as some intangible assets become fully amortized.

Fiscal 2009 Compared to Fiscal 2008.  Fiscal 2009 amortization of purchased intangible assets increased approximately $881,000 from fiscal 2008, primarily due to our May 2008 acquisition of rights to develop assortment optimization technology for $1.5 million. In June 2008 we began amortizing intangible assets associated with those rights over a period of eighteen months, resulting in approximately $734,000 amortization expense in fiscal 2009. In addition, $150,000 of in-process research and development associated with our Connect3 acquisition was expensed in February 2009 upon consummation of the acquisition.

Other Income (Expense), Net

	Year Ended
	February 28,	February 28,	February 29,
	2010	2009	2008
	(In thousands)

Interest income	$577	$1,772	$2,467
Interest expense	(87)	(84)	(1,216)
Other income (expense)	(184)	(103)	291

Other income (expense), net	$306	$1,585	$1,542

Fiscal 2010 Compared to Fiscal 2009.  Fiscal 2010 other income (expense), net decreased approximately $1.3 million compared to fiscal 2009, primarily due to decreased interest income as a result of lower interest rates on invested cash balances and marketable securities.

Fiscal 2009 Compared to Fiscal 2008.  Fiscal 2009 other income (expense), net remained relatively constant as compared to fiscal 2008. Interest income decreased approximately $695,000 in fiscal 2009 as a result of lower interest rates on invested cash balances and marketable securities. Interest expense decreased $1.1 million as we paid off approximately $13.0 million in interest-bearing debt with proceeds from our IPO. Other expense increased by $394,000 in fiscal 2009 from fiscal 2008 primarily due to foreign exchange losses recognized in fiscal 2009 on our cash and accounts receivable balances, whereas we recognized a net gain in fiscal 2008. The majority of our foreign exchange gains and losses were the result of fluctuations in the Euro-to-U.S. dollar exchange rates.

Provision (Benefit) for Income Taxes

	Year Ended
	February 28,	February 28,	February 29,
	2010	2009	2008
	(In thousands)

Provision (benefit) for income taxes	$(148)	$(47)	$455

Since inception, we have incurred annual operating losses and, accordingly, have recorded a provision for income taxes primarily for federal minimum income taxes, state income taxes, and foreign taxes associated with our foreign customers and operations. At February 28, 2010, we had federal and state net operating loss carryforwards to offset future taxable income of approximately $70.6 million and $43.4 million, respectively, to offset future taxable income, subject to limitations provided by the Internal Revenue Code and similar state provisions.

In fiscal 2010, we recorded a net income tax benefit of $148,000 compared to $47,000 in fiscal 2009. The effective tax rate for fiscal 2010 was approximately 1.2% based on our estimated taxable income for the year, excluding certain discrete tax adjustments and benefits associated with federal legislation passed in fiscal 2010. In fiscal 2010, we recorded a discrete tax benefit of approximately $135,000 for the expected recovery of federal alternative minimum taxes paid in prior years, as a result of the enactment of the Worker, Homeownership, and Business Assistance Act in November 2009, which increases the carryback period for NOLs incurred in fiscal 2009 and 2010 from two to five years and suspends the alternative minimum tax NOL deduction limitation for the carryback period. Accordingly, we expect to recover federal alternative minimum taxes paid in fiscal 2008, 2007, and 2006 and recorded a tax benefit in fiscal 2010. Additionally, as in fiscal 2009, we recorded a federal income tax benefit of $83,000 in fiscal 2010, which was related to the provisions of the Housing Assistance Act of 2008 and the American Recovery and Reinvestment Act of 2009 whereby corporations otherwise eligible for first-year bonus depreciation may instead elect to claim a refund for research and development tax credits generated prior to 2006. Excluding the tax impact of these acts, we would have recorded income tax expense primarily for state minimum taxes and for our foreign operations.

In fiscal 2009, we recorded a net income tax benefit of $47,000, primarily due to an $83,000 federal income tax benefit from a tax refund received in fiscal 2009 associated with research and development tax credits generated prior to fiscal 2006. The effective tax rate for fiscal 2009 was approximately 1% based on our taxable income for the year. Excluding the tax benefit associated with the refund of the research and development tax credits, we would have recorded income tax expense primarily for state minimum taxes and for our foreign jurisdictions.

In fiscal 2008, we recorded net income tax expense of $455,000 for federal minimum taxes, state taxes, and foreign taxes associated with our foreign customers and foreign operations. The federal minimum taxes and state taxes were primarily due to currently non-deductible stock-based compensation expenses and revenue that must be recognized for income tax purposes before it is recognized in the financial statements.

Stock-Based Compensation Expense

Total stock-based compensation expense increased approximately $1.7 million in fiscal 2010 compared to fiscal 2009. The increase was due primarily to stock options and PSUs granted to new and existing employees subsequent to February 28, 2009, partially offset by lower expenses associated with fully vested PSUs that were granted in fiscal 2008. See Note 7 of Notes to Consolidated Financial Statements for the amount of gross unrecognized stock-based compensation expense at February 28, 2010, and further explanation of how we derive and account for these estimates. We expect that stock-based compensation expense will vary over the long term depending on the timing and magnitude of equity incentive grants and revisions to our estimates of the number of shares expected to vest.

Liquidity and Capital Resources

At February 28, 2010, our principal sources of liquidity consisted of cash, cash equivalents, and marketable securities of $67.3 million, accounts receivable (net of allowance) of $14.0 million, and available borrowing capacity under our credit facility of $18.9 million, after reduction of $200,000 to secure a non-cancellable operating lease commitment and approximately $917,000 to secure a new operating lease commitment. In August 2007, we completed our IPO, in which we raised approximately $57.6 million in net proceeds after deducting underwriting discounts and commissions of $4.6 million, and other offering costs of $3.8 million.

Our $20.0 million revolving may be borrowed, repaid, and reborrowed until May 7, 2012 and includes a number of covenants and restrictions with which we must comply. For example, our ability to incur debt, grant liens, make investments, enter into mergers and acquisitions, pay dividends, repurchase our outstanding common stock, change our business, enter into transactions with affiliates, and dispose of assets is limited. To secure the line of credit, we have granted our lenders a first priority security interest in substantially all of our assets. Through the filing of this Annual Report on Form 10-K, we were in compliance with all loan covenants.

	Year Ended
	February 28,	February 28,	February 29,
	2010	2009	2008
	(In thousands)

Net cash provided by (used in) operating activities	$(6,779)	$13,813	$11,255
Net cash used in investing activities	(6,694)	(25,840)	(33,675)
Net cash provided by financing activities	1,267	2,595	44,605

Operating Activities

Our cash flows from operating activities in any period have been significantly influenced by the number of customers using our software, the number and size of new customer contracts, the timing and size of renewals of existing customer contracts, and the timing of payments by these customers. Our largest source of operating cash flows is cash collections from our customers, which results in decreases to accounts receivable. Our primary uses of cash in operating activities are for personnel-related expenditures. Our cash flows from operating activities in any period will continue to be significantly affected by the extent to which we add new customers, renew or sell add-on functionality to existing customers, collect payments from our customers and increase personnel to grow our business.

Fiscal 2010 Compared to Fiscal 2009.  In fiscal 2010, we used approximately $6.8 million of net cash in operating activities compared to $13.8 million cash generated from operating activities in fiscal 2009. The increase in net cash outflow in fiscal 2010 was primarily attributable to lower deferred revenue balances as a result of delays in the execution of new, add-on and some renewal customer contracts, with some customers electing not to renew contracts, and some other customers renewing at lower rates. We believe the adverse global economic conditions contributed to these delays. These factors also resulted in higher accounts receivable balances as average days sales outstanding increased. Consequently cash from operations decreased by approximately $13.5 million compared to fiscal 2009. Further, our acquisition of Connect3 in February 2009 increased headcount and related expenses in fiscal 2010, resulting in approximately $3.3 million lower net profit, after adjusting for non-cash related expenses, compared to fiscal 2009. In addition, other working capital items decreased cash from operations in fiscal 2010 by approximately $3.8 million compared to fiscal 2009, primarily due to reduced accrued compensation that resulted in a decrease of approximately $3.0 million in cash from operations related to the amount and timing of bonus payments.

Fiscal 2009 Compared to Fiscal 2008.  Net cash provided by operating activities increased to $13.8 million in fiscal 2009 from $11.3 million in fiscal 2008. Improved expense management and growth in our business resulted in approximately $8.1 million of cash inflow from operating activities after taking into consideration non-cash expenses primarily associated with stock-based compensation, depreciation and amortization of intangible assets included in our net loss. Growth in our customer base and improved collection efforts resulted in a $7.7 million decrease in accounts receivable as well as an improvement in days sales outstanding. Our days sales outstanding was 55 days at February 28, 2009 compared to 82 days at February 29, 2008. The accounts receivable decrease was largely offset by a $7.1 million decrease in deferred revenue, in large part because we increasingly bill customers on an annual basis rather than billing multiple years in advance, as reflected in our lower long-term deferred revenue balance. In addition, we had cash inflow from other working capital items in fiscal 2009 compared to a cash outflow from these same working capital items in fiscal 2008. Increased accounts payable, accrued compensation and accrued commissions, primarily due to the timing of payments to certain vendors and employees, accounted for the improved cash flow from other working capital.

Investing Activities

Our primary investing activities have been capital expenditures on equipment for our data center, net purchases of marketable securities and payments for an acquisition.

Fiscal 2010 Compared to Fiscal 2009.  Net cash used in investing activities was $6.7 million in fiscal 2010 compared to $2.6 million in fiscal 2009, primarily due to $12.5 million cash payments associated with the Connect3 acquisition and $2.5 million in capital expenditures, offset by approximately $8.4 million of net cash inflows from maturities of marketable securities. The $2.5 million in capital expenditures was largely related to the expansion of our data centers, including the setup of our new data center in Mesa, Arizona, and the leasehold improvements on our new corporate headquarters located in San Mateo, California.

Fiscal 2009 Compared to Fiscal 2008.  Net cash used in investing activities was $25.8 million in fiscal 2009, primarily due to approximately $21.7 million of net cash outflows from the purchase of marketable securities as we invested more in cash and cash equivalents in fiscal 2009 due to uncertainty and volatility in interest rates. In addition, we used approximately $3.1 million in capital expenditures and acquired assortment optimization technology for $1.5 million in fiscal 2009.

Financing Activities

Our primary financing activities have been issuances of common stock related to our IPO in August 2007, the exercise of stock options, and the sale of shares pursuant to our ESPP, as well as borrowings and repayments of notes payable and advances taken and repayments made under our lines of credit.

Fiscal 2010 Compared to Fiscal 2009.  Net cash provided by financing activities was approximately $1.3 million in fiscal 2010. In fiscal 2010, we had $2.6 million of net proceeds from the issuance of common stock related to exercises of stock options and the sale of shares pursuant to our ESPP, partially offset by the payoff of $1.3 million of the assumed short-term notes payable held by a former Connect3 officer and principal shareholder.

Fiscal 2009 Compared to Fiscal 2008.  Net cash provided by financing activities was $2.6 million in fiscal 2009, primarily attributable to net proceeds from the issuance of our common stock. In fiscal 2008, net cash provided by financing activities was $44.6 million, as a result of approximately $57.6 million of net proceeds from our initial public offering in fiscal 2008, partially offset by $13.4 million in payments of notes payable in fiscal 2008 and the repayment of advances under our line of credit in fiscal 2008.

We believe that our cash, cash equivalents, and marketable securities balances at February 28, 2010, along with cash provided by operating activities, if any, will be sufficient to fund our projected operating requirements for at least the next twelve months. We may need to raise additional capital or incur debt to continue to fund our operations over the long term. Our future capital requirements will depend on many factors, including revenues, any expansion of our workforce, the timing and extent of any expansion into new markets, the timing of introductions of any new functionality and enhancements to our software, the timing and size of any acquisitions of other companies or assets and the continuing market acceptance of our software. We may enter into arrangements for potential acquisitions of complementary businesses, services or technologies, which also could require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all. In April 2010, in connection with the vesting and settlement of certain outstanding RSUs, we withheld 148,303 shares of common stock in settlement of employee income and payroll tax withholding obligations and paid the corresponding amounts in cash, approximately $1.1 million, to the appropriate federal and state taxing authorities. Additionally, in June 2010, we expect to distribute the remaining $1.0 million of cash consideration, less any amounts used to satisfy any claims for indemnification that we may make for certain breaches of representations, warranties and covenants, due to the former Connect3 shareholders.

Contractual Obligations

Our principal commitments consist of obligations under operating leases for office space in the United States, data center facilities and equipment, merger consideration payable and notes payable. Our future operating lease obligations will change if we enter into new lease agreements upon the expiration of our existing lease agreements or if we enter into new lease agreements to expand our operations.

At February 28, 2010, the future minimum payments under our lease commitments, contractual commitments, and amounts due for merger consideration and notes payable were as follows:

	Payments Due by Period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(In thousands)

Operating leases(1)	$11,574	$2,480	$4,576	$4,518	$—
Contractual commitments(2)	918	918
Merger consideration payable to former Connect3 shareholders	1,000	1,000	—	—	—
Notes payable to former TradePoint shareholders	434	434	—	—	—

Total contractual obligations	$13,926	$4,832	$4,576	$4,518	$—

(1)	Includes approximately $9.8 million in future minimum lease payments associated with our new headquarters facility in San Mateo, California, and approximately $1.3 million in future minimum lease payments for equipment and facility operating leases associated with our new data center in Mesa, Arizona, all entered into in September 2009. See Note 5 of Notes to Consolidated Financial Statements.

(2)	Amounts are associated with agreements that are enforceable and legally binding and that specify all significant terms, including fixed or minimum services to be used, fixed, minimum or variable price provisions, and the approximate timing of the transaction. Obligations under contracts that we can cancel without a significant penalty are not included.

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

Recent Accounting Pronouncements

For information with respect to recent accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 1 of Notes to Consolidated Financial Statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

As we operate internationally and fund our international operations, our cash and cash equivalents could be affected by fluctuations in foreign exchange rates. For example, we recorded approximately $176,000 and $97,000 of foreign currency losses in fiscal 2010 and 2009, respectively, and $397,000 of foreign currency gains in fiscal 2008.

Certain of our international sales agreements are denominated in the country of origin currency, and therefore our revenue and receivables are subject to foreign currency risk. Also, some of our operating expenses and cash flows are denominated in foreign currencies and, thus, are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the exchange rates for the British Pound and the Euro. We periodically enter into foreign exchange forward contracts to reduce exposure in non-U.S. dollar denominated receivables. We formally assess, both at a hedge’s inception and on an ongoing basis, whether the derivatives used in hedging transactions are highly effective in negating currency risk. At February 28, 2010, we had two outstanding forward foreign exchange contracts to sell Euros for U.S. dollars in May 2010 and February 2011, with notional principal of

€1.2 million (or approximately $1.8 million) and €1.6 million (or approximately $2.2 million), respectively. We do not enter into derivative financial instruments for speculative or trading purposes.

With respect to our international operations, which are primarily sales and marketing support entities, we have remeasured our accounts denominated in non-U.S. currencies using the U.S. dollar as the functional currency and recorded the resulting gains (losses) within other income (expense) for the period. We remeasure all monetary assets and liabilities at the current exchange rate at the end of the period, non-monetary assets and liabilities at historical exchange rates, and revenue and expenses at average exchange rates in effect during the period.

Interest Rate Sensitivity

We had cash and cash equivalents totaling $21.3 million and marketable securities totaling $45.9 million at February 28, 2010. These amounts were invested primarily in government securities and corporate notes and bonds with credit ratings of at least A-1 or better, money market funds registered with the SEC under rule 2a-7 of the Investment Company Act of 1940, and interest-bearing demand deposit accounts. By policy, we limit the amount of credit exposure to any one issuer and we do not enter into investments for trading or speculative purposes. Our cash and cash equivalents and marketable securities are held and invested with capital preservation as the primary objective.

Our cash equivalents and marketable securities are subject to market risk due to changes in interest rates. Fixed-rate interest securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. However, because we classify our marketable securities as “held-to-maturity,” no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other-than-temporary. We believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income, if any. For instance, a fluctuation in interest rates of 100 basis points at February 28, 2010 would result in a change of approximately $670,000 in annual interest income.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
DemandTec, Inc.

We have audited the accompanying consolidated balance sheets of DemandTec, Inc. as of February 28, 2010 and 2009, and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended February 28, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(b). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of DemandTec, Inc. at February 28, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended February 28, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), DemandTec, Inc.’s internal control over financial reporting as of February 28, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 23, 2010 expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP

San Jose, California
April 23, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
DemandTec, Inc.

We have audited DemandTec, Inc.’s internal control over financial reporting as of February 28, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). DemandTec, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, DemandTec, Inc. maintained, in all material respects, effective internal control over financial reporting as of February 28, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of DemandTec, Inc. as of February 28, 2010 and 2009, and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended February 28, 2010 of DemandTec, Inc. and our report dated April 23, 2010 expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP

San Jose, California
April 23, 2010

DemandTec, Inc.

Consolidated Balance Sheets
(In thousands, except per share data)

	February 28,
	2010	2009

ASSETS
Current assets:
Cash and cash equivalents	$21,335	$33,572
Marketable securities, current	36,068	46,426
Accounts receivable, net of allowances of $145 and $120 at February 28, 2010 and 2009, respectively	13,984	11,000
Prepaid expenses and other current assets	3,127	4,230

Total current assets	74,514	95,228
Marketable securities, non-current	9,881	7,886
Property, equipment and leasehold improvements, net	4,777	5,429
Intangible assets	4,328	8,405
Goodwill	16,599	16,492
Other assets, net	563	715

Total assets	$110,662	$134,155

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$12,441	$12,962
Deferred revenue, current	38,462	46,415
Notes payable, current	434	1,720
Merger consideration payable	1,000	12,343

Total current liabilities	52,337	73,440

Deferred revenue, non-current	459	2,400
Other long-term liabilities	928	1,666
Commitments and contingencies (see Note 5)
Stockholders’ equity:
Common stock, $0.001 par value — 175,000 shares authorized, and 29,501 and 28,059 shares issued and outstanding at February 28, 2010 and 2009, respectively	29	28
Additional paid-in capital	145,600	133,320
Accumulated other comprehensive income	527	682
Accumulated deficit	(89,218)	(77,381)

Total stockholders’ equity	56,938	56,649

Total liabilities and stockholders’ equity	$110,662	$134,155

See Notes to Consolidated Financial Statements.

DemandTec, Inc.

Consolidated Statements of Operations

	Year Ended
	February 28,	February 28	February 29,
	2010	2009	2008
	(In thousands, except per share data)

Revenue	$79,052	$75,005	$61,270
Cost of revenue(1)(2)	25,760	23,331	20,444

Gross profit	53,292	51,674	40,826

Operating expenses:
Research and development(2)	32,279	26,787	22,445
Sales and marketing(2)	20,828	20,343	17,290
General and administrative(2)	9,657	9,888	6,292
Restructuring charges	775	—	—
Amortization of purchased intangible assets	2,044	1,241	360

Total operating expenses	65,583	58,259	46,387

Loss from operations	(12,291)	(6,585)	(5,561)
Other income (expense), net:
Interest income	577	1,772	2,467
Interest expense	(87)	(84)	(1,216)
Other income (expense)	(184)	(103)	291

Other income (expense), net	306	1,585	1,542

Loss before provision (benefit) for income taxes	(11,985)	(5,000)	(4,019)
Provision (benefit) for income taxes	(148)	(47)	455

Net loss	(11,837)	(4,953)	(4,474)
Accretion to redemption value of preferred stock	—	—	13

Net loss attributable to common stockholders	$(11,837)	$(4,953)	$(4,487)

Net loss per common share, basic and diluted	$(0.41)	$(0.18)	$(0.25)

Shares used in computing net loss per common share, basic and diluted	28,720	27,372	17,612

(1) Includes amortization of purchased intangible assets	$1,862	$610	$608
(2) Includes stock-based compensation expense as follows:
Cost of revenue	$1,732	$1,712	$1,261
Research and development	3,309	2,261	1,824
Sales and marketing	2,411	2,263	1,367
General and administrative	2,267	1,743	883

Total stock-based compensation expense	$9,719	$7,979	$5,335

See Notes to Consolidated Financial Statements.

DemandTec, Inc.

Consolidated Statements of Redeemable Convertible Preferred Stock and
Stockholders’ Equity (Deficit)

	Redeemable		Convertible					Accumulated
	Convertible		Preferred				Additional	Other		Total
	Preferred Stock		Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity (Deficit)
	(In thousands)

Balance at February 28, 2007	11,411	$49,073	2,100	$2,071	6,455	$6	$7,204	$—	$(67,941)	$(58,660)
Issuance of common stock upon initial public offering, net of $8,370 of offering costs	—	—	—	—	6,000	6	57,623	—	—	57,629
Accretion to redemption value of preferred stock	—	13	—	—	—	—	—	—	(13)	(13)
Conversion of preferred stock to common stock at initial public offering	(11,411)	(49,086)	(2,100)	(2,071)	13,511	14	51,143	—	—	49,086
Reclassification of warrant liability at initial public offering	—	—	—	—	—	—	714	—	—	714
Issuance of common stock upon net exercise of warrants	—	—	—	—	130	—	—	—	—	—
Repurchase of common stock	—	—	—	—	(12)	—	(21)	—	—	(21)
Issuance of common stock upon exercise of stock options	—	—	—	—	194	—	397	—	—	397
Charitable contribution of common stock	—	—	—	—	5	—	54	—	—	54
Vesting of common stock related to early exercise of stock options	—	—	—	—	169	—	250	—	—	250
Employee stock-based compensation expense	—	—	—	—	—	—	4,926	—	—	4,926
Non-employee stock-based compensation expense	—	—	—	—	—	—	409	—	—	409
Net loss	—	—	—	—	—	—	—	—	(4,474)	(4,474)

Balance at February 29, 2008	—	—	—	—	26,452	26	122,699	—	(72,428)	50,297

Issuance of common stock under employee stock purchase plan and upon exercise of stock options	—	—	—	—	1,341	2	2,608	—	—	2,610
Conversion of vested restricted stock units to shares	—	—	—	—	243	—	—	—	—	—
Vesting of common stock related to early exercise of stock options	—	—	—	—	23		34			34
Stock-based compensation expense	—	—	—	—	—	—	7,979	—	—	7,979
Components of comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	(4,953)	(4,953)
Change in fair value of cash flow hedge	—	—	—	—	—	—	—	682	—	682

Comprehensive loss	—	—	—	—	—	—	—	—	—	(4,271)

Balance at February 28, 2009	—	—	—	—	28,059	28	133,320	682	(77,381)	56,649

Issuance of common stock under employee stock purchase plan and upon exercise of stock options	—	—	—	—	1,004	1	2,552	—	—	2,553
Conversion of vested restricted stock units to shares	—	—	—	—	434	—	—	—	—	—
Vesting of common stock related to early exercise of stock options	—	—	—	—	4	—	9	—	—	9
Stock-based compensation expense	—	—	—	—	—	—	9,719	—	—	9,719
Components of comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	(11,837)	(11,837)
Gain reclassified from accumulated other comprehensive income into revenue	—	—	—	—	—	—	—	(101)	—	(101)
Change in fair value of cash flow hedge	—	—	—	—	—	—	—	(54)	—	(54)

Comprehensive loss	—	—	—	—	—	—	—	—	—	(11,992)

Balance at February 28, 2010	—	$—	—	$—	29,501	$29	$145,600	$527	$(89,218)	$56,938

See Notes to Consolidated Financial Statements.

DemandTec, Inc

Consolidated Statements of Cash Flows

	Year Ended
	February 28,	February 28,	February 29,
	2010	2009	2008
	(In thousands)

Operating activities:
Net loss	$(11,837)	$(4,953)	$(4,474)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	3,009	2,930	1,929
Stock-based compensation expense	9,719	7,979	5,335
Revaluation of warrants to fair value	—	—	119
Charge on early extinguishment of debt	—	—	504
Amortization of purchased intangible assets	3,906	1,851	968
Other	(20)	266	174
Changes in operating assets and liabilities:
Accounts receivable	(3,027)	7,706	(3,927)
Prepaid expenses and other current assets	716	402	(777)
Other assets	8	761	(1,030)
Accounts payable and accrued liabilities	1,209	1,586	(2,161)
Accrued compensation	(596)	2,363	1,392
Deferred revenue	(9,866)	(7,078)	13,203

Net cash provided by (used in) operating activities	(6,779)	13,813	11,255

Investing activities:
Acquisition of TradePoint, net of cash received	—	—	(1,358)
Acquisition of Connect3, net of cash received	(12,544)	257	—
Purchases of property, equipment and leasehold improvements	(2,513)	(3,117)	(4,127)
Purchases of marketable securities	(61,107)	(82,500)	(86,583)
Maturities of marketable securities	69,470	60,820	58,393
Purchase of intangible assets	—	(1,500)	—
Removal of restricted cash	—	200	—

Net cash used in investing activities	(6,694)	(25,840)	(33,675)

Financing activities:
Proceeds from issuance of common stock, net of repurchases	2,553	2,603	374
Net cash proceeds from initial public offering	—	—	57,631
Payments on lines of credit	—	—	(3,000)
Payments on notes payable	(1,286)	(8)	(10,400)

Net cash provided by financing activities	1,267	2,595	44,605

Effect of exchange rate changes on cash and cash equivalents	(31)	(253)	36

Net increase (decrease) in cash and cash equivalents	(12,237)	(9,685)	22,221
Cash and cash equivalents at beginning of year	33,572	43,257	21,036

Cash and cash equivalents at end of year	$21,335	$33,572	$43,257

Supplemental information:
Cash paid for interest	$60	$65	$956

Cash paid for (refund of) income taxes	$(107)	$157	$320

Non-cash financing and investing activities:
Reclassification of preferred stock warrant liability to additional paid-in capital	$—	$—	$714

Merger consideration payable to Connect3 shareholders	$—	$13,343	$—

Assumed notes payable to a former Connect3 officer and principal shareholder	$—	$1,286	$—

See Notes to Consolidated Financial Statements.

DemandTec, Inc.

Notes to Consolidated Financial Statements

1.	Business Summary and Significant Accounting Policies

Description of Business

DemandTec, Inc. (the “Company” or “We”) was incorporated in Delaware on November 1, 1999. We are a leading provider of on-demand optimization solutions to retailers and consumer products, or CP, companies. Our software services enable retailers and CP companies to separately or collaboratively define category, brand, and customer strategies based on a scientific understanding of consumer behavior and make actionable pricing, promotion, assortment, space, and other merchandising and marketing decisions to achieve their revenue, profitability, sales volume, and customer loyalty objectives. We deliver our applications by means of a software-as-a-service, or SaaS, model, which allows us to capture and analyze the most recent retailer and market-level data, enhance our software services rapidly to address our customers’ ever-changing merchandising, and marketing needs, and connect retailers and CP companies via collaborative, Internet-based applications. We are headquartered in San Mateo, California, with additional sales presence in North America, Europe, and South America.

Reclassifications

Certain amounts previously reported in our consolidated balance sheet at February 28, 2009 and our consolidated statements of cash flows for fiscal 2009 and 2008 have been reclassified to conform to the current period classification. No changes to cash flows from operating, investing, or financing activities occurred as a result of such reclassifications.

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

Fiscal Year

Our fiscal year ends on the last day in February. References to fiscal 2010, for example, refer to our fiscal year ended February 28, 2010.

Segments

We operate in a single segment and we report financial information on a consolidated basis.

Subsequent Events

We have evaluated subsequent events through the time of filing this Annual Report on Form 10-K. We are not aware of any significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on our consolidated financial statements.

DemandTec, Inc.

Notes to Consolidated Financial Statements — (Continued)

Use of Estimates

We prepare our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, or GAAP. These accounting principles require us to make certain estimates and judgments that can affect the reported amounts of assets and liabilities as of the date of our consolidated financial statements, as well as the reported amounts of revenue and expenses during the periods presented. Significant estimates and assumptions made by management include the determination of the fair value of share-based payments, the fair value of purchased intangible assets, the recoverability of long-lived assets, and the provision for income taxes. We believe that the estimates and judgments upon which we rely are reasonable based upon information available to us at the time that these estimates and judgments are made. To the extent there are material differences between these estimates and actual results, our consolidated financial statements will be affected.

Revenue Recognition

We generate revenue from fees under agreements with initial terms that generally are one to three years in length. Our agreements contain multiple elements, which include the use of our software, SaaS delivery services, professional services, maintenance, and customer support. Professional services consist of implementation, training, data modeling, and analytical services related to our customers’ use of our software. We have determined that the elements within our agreements do not qualify for treatment as separate units of accounting. Therefore, we account for all fees received under our agreements as a single unit of accounting and recognize them ratably over the term of the related agreement, commencing upon the later of the agreement start date or the date access to the application is provided to the customers, and when all of the following conditions are also met:

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

Foreign Currency Translation

The denomination of the majority of our sales arrangements and the functional currency of our international operations is the United States dollar. Our international operations’ financial statements are remeasured into United States dollars, with adjustments recorded as foreign currency gains (losses) in the consolidated statements of operations. All monetary assets and liabilities are remeasured at the current exchange rate at the end of the period, non-monetary assets and liabilities are remeasured at historical exchange rates, and revenue and expenses are remeasured at average exchange rates in effect during the period. We recognized a foreign currency gain (loss) of approximately $(176,000), $(97,000), and $397,000 in fiscal 2010, 2009, and 2008, respectively, in other income (expense), net.

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

We had one customer that accounted for 13.6%, 14.4%, and 11.7% of total revenue in fiscal 2010, 2009, and 2008, respectively.

At February 28, 2010 and 2009, long-lived assets located outside the United States were not significant. Revenue by geographic region, based on the billing address of the customer, was as follows (in thousands):

	Year Ended
	February 28,	February 28,	February 29,
	2010	2009	2008
	(In thousands)

United States	$68,174	$64,664	$53,641
International	10,878	10,341	7,629

Total revenue	$79,052	$75,005	$61,270

At February 28, 2010 and 2009, three customers accounted for 48% and 35% of our outstanding accounts receivable balance, respectively.

The equipment hosting our software is located in three third-party data center facilities located in San Jose, California, Sacramento, California, and Mesa, Arizona. We do not control the operation of these facilities, and our operations are vulnerable to damage or interruption in the event either of these third-party data center facilities fail.

Fair Value of Financial Instruments

The carrying amounts of our financial instruments, which include cash and cash equivalents, marketable securities, accounts receivable, accounts payable, notes payable, and other accrued expenses, approximate their fair values. Our financial assets and liabilities are remeasured and reported at fair value at each reporting period. We measure our foreign currency forward contracts at fair value. Our foreign currency forward contracts are classified within Level 2 as the valuation inputs are based on quoted prices of similar instruments in active markets and do not involve management judgment.

Cash and Cash Equivalents

We consider all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. Cash and cash equivalents, which primarily consist of cash on deposit with banks and money market funds, are recorded at cost, which approximates fair value.

Marketable Securities

We classify our investments as held-to-maturity at the time of purchase and reevaluate the classification at each balance sheet date. All of our investments were classified as held-to-maturity at February 28, 2010 and 2009. Our held-to-maturity investments are classified as current or non-current based on the maturity dates of the individual debt securities.

We monitor our investments in marketable securities for impairment on a periodic basis. In the event that the carrying value of an investment exceeds its fair value and the decline in value is determined to be other-than-temporary, we record an impairment charge and establish a new cost basis for the investment. We did not record any impairment adjustments in fiscal 2010, 2009, or 2008.

DemandTec, Inc.

Notes to Consolidated Financial Statements — (Continued)

In order to determine whether or not a decline in value is other-than-temporary, we evaluate, among other things, the duration and extent to which the fair value has been less than the carrying value, our financial condition and business outlook, including key operational and cash flow metrics, current market conditions, and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair market value.

Deferred Commissions

We capitalize certain commission costs directly related to the acquisition of a customer agreement. Our commission payments are paid shortly after our receipt of the related customer payment. Commissions are deferred and amortized to sales and marketing expense over the revenue recognition term of the related non-cancelable customer agreement. We believe this is the appropriate method of accounting as the commission charges are so closely related to the revenue from the customer contracts that they should be recorded as an asset and charged to expense over the same period that the related revenue is recognized. Commission costs amortized to sales and marketing expense were approximately $2.3 million, $3.4 million, and $2.8 million in fiscal 2010, 2009, and 2008, respectively. At February 28, 2010 and 2009, deferred commission costs totaled approximately $843,000 and $1.3 million, respectively.

Property, Equipment and Leasehold Improvements

Property, equipment and leasehold improvements are stated at historical cost, net of accumulated depreciation. Depreciation is calculated using the straight-line method over estimated useful lives of three to five years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful lives of the improvements. Repair and maintenance costs are expensed as incurred.

Goodwill and Intangible Assets

We record as goodwill the excess of the acquisition purchase price over the fair value of the tangible and identifiable intangible assets acquired. We do not amortize goodwill, but perform an annual impairment review of our goodwill during our third quarter, or more frequently if indicators of potential impairment arise. We have a single operating segment and consequently evaluate goodwill for impairment based on an evaluation of the fair value of our company as a whole. We record purchased intangible assets at their respective estimated fair values at the date of acquisition. Purchased intangible assets are being amortized using the straight-line method over their remaining estimated useful lives, which currently range from approximately one to seven years. We evaluate the remaining useful lives of intangible assets on a periodic basis to determine whether events or circumstances warrant a revision to the remaining estimated amortization period. We evaluated our goodwill in November 2009 and recognized no impairment charges as a result of the review. Additionally, we observed no impairment indicators for both goodwill and intangible assets through February 28, 2010.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for possible impairment whenever events or circumstances indicate that the carrying amount of these assets may not be recoverable. We evaluate the recoverability of each of our long-lvied assets, including purchased intangible assets and property, equipment, and leasehold improvements, by comparison of its carrying amount to the future undiscounted cash flows we expect the asset to generate. If we consider the asset to be impaired, we measure the amount of any impairment as the difference between the carrying amount and the fair value of the impaired asset. We observed no impairment indicators through February 28, 2010.

DemandTec, Inc.

Notes to Consolidated Financial Statements — (Continued)

Advertising Expenses

Advertising costs are expensed when incurred and are included in sales and marketing expenses in the accompanying consolidated statements of operations. We incurred advertising expenses of approximately $532,000, $124,000, and $59,000 for fiscal 2010, 2009, and 2008, respectively.

Research and Development and Software Development Costs

We capitalize the costs to develop software for our website and other internal uses, as well as the cost of upgrades and enhancements to that software, when preliminary development efforts are successfully completed, management has authorized and committed project funding, and it is probable that the project will be completed and the software will be used as intended. Any capitalized costs are amortized to expense on a straight-line basis over their expected lives. To date, internal software development costs eligible for capitalization have been insignificant, and accordingly we have charged all software development costs to research and development expense as incurred.

Warranties and Indemnification

Our software services are generally warranted to perform in a manner consistent with industry standards and materially in accordance with our documentation under normal use and circumstances. Additionally, our arrangements generally include provisions for indemnifying customers against liabilities if our services infringe a third party’s intellectual property rights or if a breach of confidentiality obligations harms a third party. Further, we have entered into indemnification agreements with our officers, directors, and certain key employees, and our bylaws contain similar indemnification obligations. To date, we have not incurred any material costs as a result of those indemnification provisions and have not accrued any liabilities related to these obligations in the accompanying consolidated financial statements.

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

We will continue to evaluate the need for a valuation allowance. We may determine that some, or all, of our deferred tax assets will be realized, in which case we will reduce our valuation allowance in the quarter in which such determination is made. If the valuation allowance is reduced, we may recognize a benefit from income taxes on our statement of operations in that period. In subsequent periods, we may have higher income tax expenses.

Derivative Instruments and Hedging Activities

We operate internationally and entered into foreign exchange forward contracts during fiscal 2010 and 2009 to reduce our exposure in non-U.S. dollar denominated accounts receivable. We designated these forward contracts as cash flow hedges of foreign currency denominated firm commitments; their objective was to negate the impact of currency exchange rate movements on our operating results. We excluded the implicit interest in the forward

DemandTec, Inc.

Notes to Consolidated Financial Statements — (Continued)

contracts when assessing hedge effectiveness. In each of fiscal 2010 and 2009, implicit interest costs totaled approximately $40,000 and were included within interest expense. We formally assess, both at a hedge’s inception and on an ongoing basis, whether the derivatives used in hedging transactions are highly effective in negating currency risk. All forward contracts entered during fiscal 2010 and 2009 were deemed highly effective. We did not engage in hedging activities during fiscal 2008. We do not enter into derivative financial instruments for speculative or trading purposes.

Comprehensive Loss

Comprehensive loss consists of net loss and other comprehensive income (loss), which includes certain changes in equity that is excluded from net loss. In fiscal 2010 and 2009, an unrealized gain (loss) on cash flow hedges and implicit interest of approximately $(54,000) and $682,000, respectively, was included in accumulated other comprehensive income, which has been reflected in stockholders’ equity. In addition, in fiscal 2010, we recognized into revenue approximately $101,000 of gain from accumulated other comprehensive income, which was associated with a forward contract that matured in May 2009. There was no other comprehensive income or loss in fiscal 2008.

Stock-Based Compensation

We account for and recognize all share-based payments as an expense in our statements of operations. Grants of stock options to employees and to new members of our board of directors generally vest over four years and annual stock option grants to existing members of our board of directors vest over one year. We measure the value of stock options based on the grant date fair value using the Black-Scholes pricing model. Performance-based stock units, or PSUs, vest pursuant to certain performance and time-based vesting criteria set by our Compensation Committee. We evaluate the probability of meeting the performance criteria at the end of each reporting period to determine how much compensation expense to record. Because the actual number of shares to be issued is not known until the end of the performance period, the actual compensation expense related to these awards could differ from our current expectations. Beginning in fiscal 2009, we also have time-based restricted stock units, or RSUs, outstanding that entitle the recipient to receive shares of our common stock upon vesting and settlement of the awards pursuant to time-based vesting criteria set by our Compensation Committee. Stock-based compensation expense for PSUs and RSUs is based on the closing price of our common stock on the grant date. We amortize the fair value of those awards, net of estimated forfeitures, as stock-based compensation expense over the vesting period of the awards.

Options granted to consultants and other non-employees are valued using the Black-Scholes method. These options are subject to periodic revaluation over their vesting terms, and are charged to expense over the vesting term using the graded method.

Net Loss per Common Share

All issued and outstanding common stock and per share amounts contained in the consolidated financial statements and notes have been retroactively adjusted to reflect the 1-for-2 reverse stock split effected on August 2, 2007.

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period, excluding any unvested common shares subject to repurchase. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options or warrants or upon the settlement of PSUs and RSUs, shares subject to issuance under our 2007 Employee Stock Purchase Program, or ESPP, unvested common shares subject to repurchase or cancellation, and convertible preferred stock. The dilutive effect of such potential common shares is reflected in diluted loss per share by application of the treasury stock method and on an if-converted basis from the date of issuance. Because the Company has been in a loss position in all periods shown,

DemandTec, Inc.

Notes to Consolidated Financial Statements — (Continued)

shares used in computing basic and diluted net loss per common share were the same for all periods presented, as the impact of all potentially dilutive securities outstanding was anti-dilutive.

The following table presents the calculation of historical basic and diluted net loss per common share (in thousands, except per share data):

	Year Ended
	February 28,	February 28,	February 29,
	2010	2009	2008

Net loss attributable to common stockholders	$(11,837)	$(4,953)	$(4,487)

Weighted average number of common shares outstanding	28,721	27,388	17,731
Less: Weighted average number of common shares subject to repurchase	(1)	(16)	(119)

Weighted average number of common shares outstanding used in computing basic and diluted net loss per common share	28,720	27,372	17,612

Net loss per common share, basic and diluted	$(0.41)	$(0.18)	$(0.25)

The following weighted average outstanding shares subject to options to purchase common stock, PSUs and RSUs, shares subject to warrants to purchase common stock, common stock subject to repurchase, shares subject to issuance under the ESPP, and convertible preferred stock were excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an antidilutive effect:

	Year Ended
	February 28,	February 28,	February 29,
	2010	2009	2008
	(In thousands)

Shares subject to options to purchase common stock, PSUs, and RSUs	3,813	4,342	5,285
Shares subject to warrants to purchase common stock	—	—	98
Common stock subject to repurchase	1	16	119
Shares subject to issuance under the ESPP	10	13	—
Convertible preferred stock (if-converted basis until IPO)	—	—	5,911

Total	3,824	4,371	11,413

New Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (the “FASB”) issued a new accounting standard for revenue recognition for arrangements with multiple deliverables. The new standard impacts the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. Additionally, the new standard modifies the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. The new standard is effective for fiscal years beginning on or after June 15, 2010; however, early adoption of this standard is permitted. We have determined that there will be no impact on our consolidated financial statements for existing customer arrangements upon adoption of the new accounting standard.

In October 2009, the FASB issued a new accounting standard for the accounting for certain revenue arrangements that include software elements. The new standard amends the scope of pre-existing software revenue

DemandTec, Inc.

Notes to Consolidated Financial Statements — (Continued)

guidance by removing from the guidance non-software components of tangible products and certain software components of tangible products. The new standard is effective for fiscal years beginning on or after June 15, 2010; however, early adoption of this standard is permitted. We have determined that there will be no impact on our consolidated financial statements for existing customer arrangements upon adoption of the new accounting standard.

Recently Adopted Accounting Pronouncements

In June 2009, the FASB launched the FASB Accounting Standards Codification, or the Codification, as the single source of authoritative U.S. GAAP recognized by the FASB. The Codification reorganizes various U.S. GAAP pronouncements into accounting topics and displays them using a consistent structure. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The Codification is effective for interim and annual periods ending after September 15, 2009. We adopted the Codification in the quarter ended November 30, 2009 and there was no impact on our consolidated financial statements.

In May 2009, the FASB issued a new accounting standard for subsequent events which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. The standard was amended in February 2010 for certain recognition and disclosure requirements. The new standard requires an entity to recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet. For unrecognized subsequent events that must be disclosed to keep the financial statements from being misleading, an entity will be required to disclose the nature of the event as well as an estimate of its financial effect, or a statement that such an estimate cannot be made. The new standard is effective for the interim or annual financial periods ending after June 15, 2009, and is required to be applied prospectively. We adopted the provisions of the new standard in the quarter ended August 31, 2009 and there was no impact on our consolidated financial statements.

In April 2009, the FASB issued three new accounting standards that are intended to provide additional application guidance and enhance disclosures about fair value measurements and impairments of securities. The first standard clarifies the objective and method of fair value measurement even when there has been a significant decrease in market activity for the asset being measured. The second standard establishes a new model for measuring other-than-temporary impairments for debt securities, including criteria for when to recognize a write-down through earnings versus other comprehensive income. The third standard expands the fair value disclosures requirements to interim periods. All of these new accounting standards are effective for interim and annual periods ending after June 15, 2009. We adopted these standards in the quarter ended August 31, 2009 and there was no impact on our consolidated financial statements.

In November 2008, the FASB issued a new accounting standard which applies to purchased intangible defensive assets that the acquirer does not intend to actively use, but intends to hold to prevent its competitors from obtaining access to the asset. The new standard clarifies that defensive intangible assets are separately identifiable and should be accounted for as a separate unit of accounting. The new standard is effective for intangible assets purchased in fiscal years beginning on or after December 15, 2008. We adopted the new standard in March 2009 and there was no impact on our consolidated financial statements, although it will affect our accounting for any intangible assets acquired in a business combination or an asset acquisition in the future.

In April 2008, the FASB issued a new accounting standard which amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. The new standard is effective for fiscal years and interim periods beginning after December 15, 2008. We adopted the new standard in March 2009 and there was no impact on our consolidated financial statements.

DemandTec, Inc.

Notes to Consolidated Financial Statements — (Continued)

In December 2007, the FASB revised its accounting standards for business combinations. The revised standards establish principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree in a business combination. The revised standards also establish principles around how goodwill acquired in a business combination or a gain from a bargain purchase should be recognized and measured, as well as provide guidelines on the disclosure requirements on the nature and financial impact of the business combination. In April 2009, the FASB further modified the revised standards by establishing a model to account for certain pre-acquisition contingencies, which requires an acquirer to recognize an asset acquired or a liability assumed based on the estimated fair value, if it is probable that an asset or liability exists at the acquisition date and the amount can be reasonably estimated. The revised standards are effective for fiscal years beginning after December 15, 2008. We adopted the new standards in March 2009. Because we did not complete any business combination activities in fiscal 2010, the adoption did not impact our current consolidated financial statements, but will affect our accounting for any future business combinations.

2.	Acquisition

In February 2009, we acquired all of the issued and outstanding capital stock of privately-held Connect3 Systems, Inc., or Connect3, a provider of advertising, planning, and execution software. The aggregate purchase price of Connect3 was approximately $13.5 million, which consisted of $13.3 million cash consideration and $201,000 of acquisition costs. We paid approximately $12.3 million of the consideration in fiscal 2010. The remaining $1.0 million, less any amounts used to satisfy any claims for indemnification that we may make for certain breaches of representations, warranties and covenants, will be distributed to the former Connect3 shareholders in June 2010.

We accounted for the Connect3 acquisition under the purchase method of accounting. The assets acquired and liabilities assumed were recorded at fair market value, based on the valuation performed by an independent third-party valuation firm. We recorded approximately $11.3 million of goodwill, $4.5 million of identifiable intangible assets, and $2.3 million of net liabilities assumed. Intangible assets are being amortized on a straight-line basis over a period of one to two and a half years, with a remaining weighted average useful life of 1.3 years at February 28, 2010. The goodwill balance is not deductible for tax purposes. The results of the Connect3’s operations are included in our consolidated financial statements from the date of acquisition. Pro forma results of the acquired business have not been presented as it was not material to our consolidated financial statements for all periods presented.

3.	Goodwill and Purchased Intangibles

Goodwill

The changes in the carrying amount of goodwill for the fiscal year ended February 28, 2010 and 2009 are as follows (in thousands):

Balance at February 29, 2008	$5,290
Goodwill recorded for Connect3 acquisition	11,202

Balance at February 28, 2009	16,492
Connect3 subsequent goodwill adjustment, net of tax	107

Balance at February 28, 2010	$16,599

DemandTec, Inc.

Notes to Consolidated Financial Statements — (Continued)

Purchased Intangible Assets

Our purchased intangible assets are subject to amortization on a straight-line basis over their estimated useful lives as follows:

	Estimated	Weighted Average
	Life	Remaining Life
	(In years)

Developed technology	2.5 to 5	1.6
Customer relationships	1.5 to 7	2.2
Non-compete covenants	2 to 3	1.0
Backlog	1.5	0.5
Trade name	10	6.7

The carrying values of amortizing intangible assets are as follows (in thousands):

	February 28, 2010			February 28, 2009
			Net			Net
	Gross	Accumulated	Carrying	Gross	Accumulated	Carrying
	Value	Amortization	Amount	Value	Amortization	Amount

Developed technology	$7,680	$(4,785)	$2,895	$7,680	$(2,157)	$5,523
Customer relationships	2,150	(1,254)	896	2,150	(313)	1,837
Non-compete covenants	840	(670)	170	840	(389)	451
Backlog(1)	(158)	152	(6)	167	(2)	165
Trade name	560	(187)	373	560	(131)	429

Total	$11,072	$(6,744)	$4,328	$11,397	$(2,992)	$8,405

(1)	The gross value of the backlog at February 28, 2010 includes a $325 purchase accounting adjustment in fiscal 2010. The amortization of backlog has been recorded as revenue since February 2009.

Amortization expense related to the purchased intangible assets was approximately $3.9 million, $1.9 million, and $1.0 million in fiscal 2010, 2009 and 2008, respectively. In addition, $150,000 of in-process technology purchased from Connect3 was expensed immediately upon acquisition in February 2009.

At February 28, 2010, the estimated amortization expense related to the purchased intangible assets for each of the next five fiscal years and thereafter is as follows (in thousands):

February 28,
Fiscal Year	2010

2011	$2,620
2012	1,223
2013	190
2014	146
2015	56
Thereafter	93

Total	$4,328

DemandTec, Inc.

Notes to Consolidated Financial Statements — (Continued)

4.	Balance Sheet Components

Marketable Securities consisted of the following (in thousands):

	February 28, 2010				February 28, 2009
		Unrecognized		Fair		Unrecognized		Fair
	Cost	Gain	Loss	Value	Cost	Gain	Loss	Value

Commercial paper	$3,999	$3	$—	$4,002	$6,291	$2	$—	$6,293
Certificate of deposit	1,000	3	—	1,003	—	—	—	—
Corporate bonds	15,563	14	(10)	15,567	12,314	41	(10)	12,345
Obligations of government-sponsored enterprises	25,387	19	—	25,406	23,724	102	(10)	23,816
Treasury bills	—	—	—	—	11,983	14	—	11,997

	$45,949	$39	$(10)	$45,978	$54,312	$159	$(20)	$54,451

The following table summarizes the book value of our investments in marketable debt securities classified by the contractual maturity date of the security:

	February 28,
	2010	2009
	(In thousands)

Due within one year	$36,068	$46,426
Due within one to two years	9,881	7,886

	$45,949	$54,312

Historically, all investments have been held to maturity, and thus, there were no gains or losses recognized during the periods presented. We have the ability and intent to hold our marketable securities to maturity and do not believe any of the marketable securities are impaired based on our evaluation of available evidence at February 28, 2010 and through the time of filing of this Annual Report on Form 10-K. We expect to receive all principal and interest on all of our investment securities.

Property, equipment and leasehold improvements consisted of the following:

	February 28,
	2010	2009
	(In thousands)

Computers, software and equipment	$12,791	$11,180
Furniture and fixtures	172	238
Leasehold improvements	753	251

	13,716	11,669
Less: accumulated depreciation	(8,939)	(6,240)

Property, equipment and leasehold improvements, net	$4,777	$5,429

DemandTec, Inc.

Notes to Consolidated Financial Statements — (Continued)

Accounts payable and accrued expenses consisted of the following:

	February 28,
	2010	2009
	(In thousands)

Accounts payable	$2,751	$2,822
Accrued professional services	807	640
Income taxes payable	32	50
Other accrued liabilities	1,934	1,837
Accrued bonuses	3,820	3,670
Other accrued compensation	3,097	3,943

Total accounts payable and accrued expenses	$12,441	$12,962

5.	Commitments and Contingencies

We lease office space in various locations throughout the United States and Europe. In September 2009, we entered into a lease agreement for office space in San Mateo, California, under which the total lease term is eight years with the initial non-cancellable lease term of five years commencing December 1, 2009. We use the office space as our new corporate headquarters. The aggregate minimum lease commitment is approximately $10.1 million. To secure our obligations under the lease, we have provided the lessor a $223,000 cash security deposit and a $917,000 letter of credit, secured by using our existing revolving line of credit as described in Note 6. Additionally, the lessor provided us with a tenant improvement allowance of $265,000 and assumed our payment obligations (equal to approximately $200,000) under the previous sublease for our then-existing corporate headquarters in San Carlos, California for the period from December 1, 2009 through February 28, 2010, the expiration date of such sublease. The tenant improvement allowance and the $200,000 of assumed sublease obligations have been deferred and are being recognized on a straight-line basis over the lease term as reductions of rent expenses. The leasehold improvements are being amortized on a straight-line basis over the lesser of the lease term or the estimated useful lives of the assets.

In September 2009, we entered into equipment and facility operating leases associated with our new data center in Mesa, Arizona. The aggregate minimum lease payments are approximately $1.5 million.

Future minimum lease commitments due under non-cancelable operating leases with an initial term greater than one year were as follows (in thousands):

February 28,
Fiscal Year	2010

2011	$2,276
2012	2,265
2013	2,311
2014	2,312
2015	2,206

Total	$11,370

Total rent expense was $2.2 million, $1.9 million and $1.3 million in fiscal 2010, 2009, and 2008, respectively.

Legal Proceedings

We have from time to time become involved in legal matters that arise in the normal course of business and otherwise. For example, we have recently become involved in a dispute with a large customer relating to a development project with that customer. We are currently assessing the potential impact of the dispute, which is at

DemandTec, Inc.

Notes to Consolidated Financial Statements — (Continued)

an early stage. There can be no assurance that the dispute or other third party claims and litigation that may arise in the future will not have a material adverse effect on our business, financial position, results of operations, or cash flows, including a loss of customers, or subject us to significant financial or other remedies.

6.	Debt and Warrants

The table below sets forth a summary of previously outstanding warrants held by financial institutions that were exercised in fiscal 2008:

		Shares of			Shares of	Shares of
		Common Stock			Common Stock	Common Stock
		Issuable Upon			Withheld to	Issued Upon
Warrant	Warrant	Exercise of		Exercise Price	Settle Exercise	Exercise of
Issuance Date	Exercise Date	Warrant		Per Share	Price	Warrant

May 2006	December 2007	37,500	(a)	$5.16	12,858	24,642
July 2006	August 2007	37,500	(b)	$2.70	10,703	26,797
July 2006	December 2007	37,500	(b)	$2.70	6,728	30,772
Various	December 2007	38,759	(a)	$5.16	13,289	25,470
Various	January 2008	30,488	(a)	$3.28	8,033	22,455

(a)	Warrants were originally issued as warrants to purchase our Series B convertible preferred stock or our Series C convertible preferred stock. In conjunction with our IPO, these warrants automatically converted into warrants to purchase an equal number of shares of our common stock.

(b)	Warrants were originally issued to one of the financial institutions in connection with a term loan entered in July 2006.

Prior to the closing date of our IPO in August 2007, the preferred stock warrants were classified in liabilities and were revalued each reporting period with the changes in fair value recorded within other income (expense) in the accompanying consolidated statements of operations. Because of the automatic conversion of the preferred stock warrants to common stock warrants upon the closing of our IPO, we ceased to revalue the warrants and reclassified the $714,000 remaining liability balance to additional paid-in capital in August 2007.

Expense associated with the amortization of the fair value of warrants and loan financing costs was $157,000 in fiscal 2008. We accelerated the expense recognition of the remaining unamortized fair values of the warrants, loan financing cost, debt discount costs and balloon interest balance upon paying off the $3.0 million revolving line of credit balance and the $10.0 million term loan in August 2007, resulting in an additional $504,000 charge to interest expense in fiscal 2008. There was no charge to interest expense in fiscal 2010 and 2009.

In connection with our acquisition of TradePoint in November 2006, we issued a $1.8 million promissory note to former TradePoint shareholders. At February 28, 2010, $434,000 remained outstanding and payable thereunder, awaiting instructions by the former TradePoint shareholders as to how to allocate and distribute the proceeds.

In May 2009, we amended our revolving line of credit that we had entered in April 2008 with a financial institution to, among other things, extend the maturity date of the loan agreement and to increase the revolving line of credit from $15.0 million to $20.0 million. The amended revolving line of credit can be used to (a) borrow, (b) issue letters of credit, and (c) enter into foreign exchange contracts. Revolving loans may be borrowed, repaid, and reborrowed until May 2012. Amounts borrowed will bear interest, at our option at the time of borrowing, at either (1) a floating per annum rate equal to the financial institution’s prime rate, or (2) the greater of (A) the LIBOR rate plus 250 basis points or (B) a per annum rate equal to 4.0%. A default interest rate shall apply during an event of default at a rate per annum equal to 500 basis points above the otherwise applicable interest rate. The line of credit is collateralized by substantially all of our assets and requires us to comply with working capital, net worth, and other non-financial covenants, including limitations on indebtedness and restrictions on dividend distributions, among others. The available balance was approximately $18.9 million as of February 28, 2010, having been reduced by

DemandTec, Inc.

Notes to Consolidated Financial Statements — (Continued)

$200,000 in May 2009 to secure a non-cancellable operating lease commitment and by approximately $917,000 in September 2009 to secure a new operating lease commitment. Through the filing of this Annual Report on Form 10-K, we were in compliance with all loan covenants.

7.	Share-Based Compensation

Equity Incentive Plans

1999 Equity Incentive Plan

In December 1999, our Board of Directors adopted the 1999 Equity Incentive Plan (the “1999 Plan”). We ceased issuing awards under the 1999 Plan upon the completion of our Initial Public Offering, or IPO, in August 2007. The 1999 Plan provided for incentive or nonstatutory stock options, stock bonuses, and rights to acquire restricted stock to be granted to employees, outside directors, and consultants. At February 28, 2010, options to purchase 4,514,697 shares were outstanding under the 1999 Plan. Such options are exercisable as specified in each option agreement, generally vest over four years, and expire no more than ten years from the date of grant. If options awarded under the 1999 Plan are forfeited or repurchased, then shares underlying those options will no longer be available for awards.

2007 Equity Incentive Plan

In May 2007, our Board of Directors adopted, and in July 2007 our stockholders approved, the 2007 Equity Incentive Plan (the “2007 Plan”). The 2007 Plan became effective upon our IPO. The 2007 Plan, which is administered by the Compensation Committee of our Board of Directors, provides for stock options, stock units, restricted shares, and stock appreciation rights to be granted to employees, non-employee directors, and consultants. We initially reserved 3.0 million shares of our common stock for issuance under the 2007 Plan. In addition, on the first day of each fiscal year commencing with fiscal year 2009, the aggregate number of shares reserved for issuance under the 2007 Plan automatically increases by a number equal to the lowest of a) 5% of the total number of shares of common stock then outstanding, b) 3,750,000 shares, or c) a number determined by our Board of Directors. An additional 1,475,065 shares and 1,403,189 shares were reserved for issuance under the 2007 Plan on March 1, 2010 and 2009, respectively.

Stock Options

Options granted under the 2007 Plan may be either incentive stock options or nonstatutory stock options and are exercisable as determined by the Compensation Committee and as specified in each option agreement. Options vest over a period of time as determined by the Compensation Committee, generally four years, and generally expire seven years (but in any event no more than ten years) from the date of grant. The exercise price of any stock option granted under the 2007 Plan may not be less than the fair market value of our common stock on the date of grant. The term of the 2007 Plan is ten years. At February 28, 2010, options to purchase 2,733,220 shares were outstanding under the 2007 Plan.

Performance Stock Units (“PSUs”)

PSUs are awards under our 2007 Plan that entitle the recipient to receive shares of our common stock upon vesting and settlement of the awards pursuant to certain performance and time-based vesting criteria set by our Compensation Committee. Such issuance is referred to as the settlement of the awards.

In August 2007, our Compensation Committee granted 1,000,000 PSUs to our executive officers and other key employees. These PSU grants were divided into two tranches. The first tranche consisted of 30% of each grant, and related to fiscal 2008 company performance and subsequent individual service requirements. The second tranche consisted of the remaining 70% of each grant, and related to fiscal 2009 company performance and subsequent

DemandTec, Inc.

Notes to Consolidated Financial Statements — (Continued)

individual service requirements. These PSUs vested over a period of 29 months ended January 15, 2010, at which point 573,627 PSUs were fully vested and settled.

In March 2008, our Compensation Committee granted 160,000 PSUs to our chief executive officer. This PSU grant consisted of a single tranche and related to fiscal 2009 company performance metrics and subsequent individual service requirements. On January 15, 2010, 104,000 of these PSUs were fully vested and settled .

In May and June 2009, our Compensation Committee granted 901,000 and 25,000 PSUs, respectively, to certain of our executive officers and other employees. These PSU grants consist of a single tranche and relate to fiscal 2010 company performance objectives and subsequent individual service requirements over a period of 23 months, subject to each grantee’s continued service. At February 28, 2010, there were 387,151 shares subject to outstanding PSUs from the May and June 2009 grants.

Restricted Stock Units (“RSUs”)

RSUs are awards under the 2007 Plan that entitle the recipient to receive shares of our common stock upon vesting and settlement of the awards pursuant to time-based vesting criteria set by our Compensation Committee. In the fiscal quarter ended May 31, 2008, our Compensation Committee granted 545,900 RSUs to our executive officers and certain other employees. At February 28, 2010, there were 460,350 shares subject to outstanding RSUs. 455,150 of these RSUs became fully vested in April 2010. In connection with the vesting and settlement of these outstanding RSUs, we withheld 148,303 shares of common stock in settlement of employee income and payroll tax withholding obligations and paid the corresponding amounts in cash to the appropriate federal and state taxing authorities

In January 2010, our Compensation Committee granted 100,000 RSUs, all of which were outstanding at February 28, 2010 and will vest over a period of approximately four years. In April 2010, our Compensation Committee granted 1,130,000 RSUs to certain of our executive officers and other employees. Such RSUs will vest over a period of approximately 27 months, subject to each grantee’s continued service.

DemandTec, Inc.

Notes to Consolidated Financial Statements — (Continued)

A summary of activity under the 1999 Plan and the 2007 Plan follows:

			Weighted
			Average
			Option
	Shares	Shares Subject	Exercise
	Available	to Options	Price
	for Grant	Outstanding	per Share
	(Shares in thousands)

Balance at February 28, 2007	317	6,176	$1.98
Additional shares authorized	3,675	—	—
Options granted	(1,788)	1,788	10.48
Performance stock units granted	(1,000)	—	—
Options exercised	—	(194)	2.04
1999 Plan options cancelled/forfeited(1)	181	(343)	6.35
2007 Plan options cancelled/forfeited	18	(18)	13.14
Performance and restricted stock units cancelled/forfeited	88	—	—
Shares repurchased(1)	12	—	—
Options expired(1)	(23)	—	—

Balance at February 29, 2008	1,480	7,409	$3.80
Additional shares authorized	1,324	—	—
Options granted	(1,819)	1,819	8.94
Performance stock units granted	(160)	—	—
Restricted stock units granted	(546)	—	—
Options exercised	—	(1,188)	1.42
1999 Plan options cancelled/forfeited(1)	—	(180)	5.37
2007 Plan options cancelled/forfeited	128	(128)	12.03
Performance and restricted stock units cancelled/forfeited	197	—	—
Shares repurchased(1)	4	—	—
Options expired(1)	(4)	—	—

Balance at February 28, 2009	604	7,732	$5.20
Additional shares authorized	1,403	—	—
Options granted	(664)	664	8.23
Performance stock units granted	(926)	—	—
Restricted stock units granted	(100)	—	—
Options exercised	—	(823)	1.71
1999 Plan options cancelled/forfeited(1)	—	(105)	6.89
2007 Plan options cancelled/forfeited	220	(220)	9.52
Performance and restricted stock units cancelled/forfeited	822	—	—

Balance at February 28, 2010	1,359	7,248	$5.72

(1)	The 1999 Plan expired as of the IPO date, after which shares underlying cancelled, forfeited, or repurchased options are no longer available for awards.

DemandTec, Inc.

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes information concerning options outstanding at February 28, 2010:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
	Number of	Average	Average	Number of	Average
	Shares	Remaining	Exercise	Shares	Exercise
	Subject to	Contractual	Price per	Subject to	Price per
Range of Exercise Prices	Options	Term	Share	Options	Share
	(In thousands)	(In years)		(In thousands)

$0.40 - $1.30	1,708	3.45	$1.06	1,708	$1.06
1.50 - 3.80	1,826	6.18	2.94	1,650	2.86
5.40 - 8.74	1,661	6.20	7.44	698	7.11
8.77 - 11.00	1,872	5.72	10.07	937	10.32
13.60 - 19.67	181	4.71	16.84	105	16.86

	7,248	5.38	$5.72	5,098	$4.50

At February 28, 2010, the aggregate intrinsic value of currently exercisable options was approximately $13.2 million and the weighted average remaining contractual term of those options was approximately 5.1 years. The aggregate intrinsic value was calculated as the difference between the exercise price of the underlying stock option awards and the closing market value of our common stock on February 28, 2010 of $5.87 per share.

The following table summarizes information concerning vested and expected to vest options outstanding (dollars in thousands, except per share amounts):

February 28,
2010

Number of vested and expected-to-vest options outstanding	7,021
Weighted average exercise price per share	$5.62
Aggregate intrinsic value	$13,629
Weighted average remaining contractual term (in years)	5.4

The intrinsic value of options exercised during fiscal 2010, 2009, and 2008 was $5.3 million, $8.5 million, and $1.9 million, respectively.

Employee Stock Purchase Plan (“ESPP”)

In May 2007 our Board of Directors adopted, and in July 2007 our stockholders approved, the 2007 Employee Stock Purchase Plan. We subsequently amended the ESPP in March 2010. Under the ESPP, eligible employees may purchase shares of common stock at a price per share equal to 85% of the lesser of the fair market values of our common stock at the beginning or end of the applicable offering period. The initial offering period commenced on August 8, 2007 and ended on April 15, 2008. Each subsequent offering period lasts for six months. We initially reserved 500,000 shares of our common stock for issuance under the ESPP. In addition, on the first day of each fiscal year commencing with fiscal year 2009, the aggregate number of shares reserved for issuance under the ESPP shall automatically increase by a number equal to the lowest of a) 1% of the total number of shares of common stock then outstanding, b) 375,000 shares, or c) a number determined by our Board of Directors. An additional 280,638 shares and 264,827 shares were reserved for issuance under the ESPP on March 1, 2009 and 2008, respectively. At February 28, 2010, a total of 712,330 shares were available for issuance under the ESPP.

In fiscal 2010, employees purchased 180,319 shares under the ESPP, and the weighted average per share fair value of the options to purchase those shares was $2.87. The aggregate intrinsic value of shares purchased in fiscal 2010 was $279,683, which represents the difference between the market value on the date of purchase and the purchase price of the shares.

DemandTec, Inc.

Notes to Consolidated Financial Statements — (Continued)

Stock-Based Compensation for Non-Employees

Stock-based compensation expense related to stock options granted to non-employees is recognized as the stock options vest. We believe that the fair value of the stock options granted is more reliably measurable than the fair value of the services received. The fair value of the stock options granted is calculated at each reporting date using the Black-Scholes option pricing model.

The fair values of unvested options granted to non-employees were calculated using the following assumptions for the periods presented:

	Year Ended
	February 28,	February 28,	February 29,
	2010	2009	2008

Weighted average expected term (in years)	7.0	7.9	9.6
Expected stock price volatility	61%	58%	61%
Risk-free interest rate	3.1%	3.7%	4.1%
Expected dividend yield	0%	0%	0%

Stock-based compensation expense (benefit) related to options granted to non-employees for fiscal 2010, 2009, and 2008 was approximately $(6,000), $40,000, and $409,000, respectively.

Stock-Based Compensation Expense Associated with Awards to Employees

We have issued employee stock-based awards in the form of stock options, PSUs, RSUs, and shares subject to the ESPP. We measure the value of stock options and shares subject to the ESPP based on the grant date fair value using the Black-Scholes pricing model. Stock-based compensation expense for PSUs and RSUs is based on the closing price of our common stock on the grant date. The fair value of the PSUs granted in August 2007, March 2008, May 2009, and June 2009 was approximately $10.0 million, $1.7 million, $6.8 million, and $239,000, respectively. The fair value of the RSUs granted in the three months ended May 31, 2008 and in January 2010 was approximately $5.7 million and $871,000, respectively.

The determination of the fair value of stock options and shares subject to the ESPP on the date of grant is affected by our stock price as well as by assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the options and awards, actual and projected employee stock option exercise behaviors, risk-free interest rates, and expected dividends, which are set forth in the table below:

					Weighted Average
	Weighted	Expected			per Share
	Average	Stock	Risk-free	Expected	Fair Value of
	Expected	Price	Interest	Dividend	Awards Granted
	Term	Volatility	Rate	Yield	During the Period
	(In years)

Fiscal Year Ended February 28, 2010
Stock options	4.4	64%	2.1%	0%	$4.22
ESPP	0.5	70%	0.2%	0%	$2.68
Fiscal Year Ended February 28, 2009
Stock options	4.1	52%	2.6%	0%	$3.85
ESPP	0.5	57%	1.5%	0%	$2.30
Fiscal Year Ended February 29, 2008
Stock options	3.7	38%	3.8%	0%	$3.52
ESPP	0.7	32%	4.2%	0%	$3.13

DemandTec, Inc.

Notes to Consolidated Financial Statements — (Continued)

The weighted average per share fair value of PSUs granted in fiscal 2010, 2009, and 2008 was approximately $7.64, $10.37 and $9.97, respectively. The weighted average per share fair value of RSUs granted in fiscal 2010 and 2009 was approximately $8.71 and $10.40, respectively. No RSUs were issued in fiscal 2008.

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

Volatility.  Since we were a private entity until August 2007 and have insufficient historical data regarding the volatility of our common stock price, the expected volatility used in fiscal 2008 and 2009 was based on the volatility of stock prices for similar entities. In fiscal 2010, we developed the expected volatility based on our historical common stock trading price supplemented with the volatility of stock prices for similar entities.

Risk-Free Interest Rate.  The risk-free interest rate is based on U.S. Treasury zero-coupon issues with remaining terms similar to the expected terms of the awards.

Dividend Yield.  We have never declared or paid any cash dividends and do not plan to pay cash dividends in the foreseeable future, and therefore we used an expected dividend yield of zero in the valuation model.

Forfeitures.  We estimate forfeitures at the time of grant, and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting forfeitures and record stock-based compensation expense only for those awards that are expected to vest. We believe that we have been able to develop reasonable expectations about future forfeiture patterns. All stock-based payment awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period.

We amortize the fair value of the awards granted, net of estimated forfeitures, as stock-based compensation expense on a straight-line basis over the vesting period. In fiscal 2010, 2009 and 2008, we recognized total stock-based compensation expenses of approximately $9.7 million, $8.0 million and $5.3 million, respectively. We estimate forfeitures for our stock options, PSUs, and RSUs at the time of grant. At the end of each reporting period, we evaluate the probability of the service condition being met and revise those estimates based on actual results, taking into account cancellations related to terminations, as applicable to each award. In addition, for PSUs granted, we evaluate the probability of meeting the performance criteria at the end of each reporting period to determine how much compensation expense to record. The estimation of whether the performance targets and service periods will be achieved requires judgment. To the extent actual results or updated estimates differ from our current estimates, either (a) the cumulative effect on current and prior periods of those changes will be recorded in the period those estimates are revised or (b) the change in estimate will be applied prospectively, depending on whether the change affects the estimate of total stock-based compensation expense to be recognized or merely affects the period over which such expense will be recognized. In fiscal 2010 and 2009, we recorded cumulative effect adjustments that resulted in a decrease to stock-based compensation expense of approximately $601,000 and $1.4 million, respectively. There were no such cumulative adjustments in fiscal 2008.

DemandTec, Inc.

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes gross unrecognized stock-based compensation expense at February 28, 2010, excluding estimated forfeitures:

	Unrecognized
	Stock-Based	Remaining
	Compensation	Weighted Average
	Expense	Recognition Period
	(In millions)	(In years)

Stock options	$8.5	2.2
PSUs	1.3	0.8
RSUs	1.2	0.8
ESPP	0.1	0.1

	$11.1	1.8

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

February 28,
2010

Equity plans:
Outstanding stock options, PSUs and RSUs	8,195
Reserved for future grants	2,072

Total	10,267

8.	Income Taxes

The provision (benefit) for income taxes consisted of the following (in thousands):

	Year Ended
	February 28,	February 28,	February 29
	2010	2009	2008

Current:
Federal	$(219)	$(154)	$176
State	17	54	118
Foreign	54	53	161

Total current	(148)	(47)	455

Total provision (benefit) for income taxes	$(148)	$(47)	$455

The provision (benefit) for income taxes relates primarily to federal refundable credits and refunds of prior years’ federal alternative minimum tax reduced by state and foreign income taxes. Included in the federal tax provision for each of fiscal 2010 and 2009 is a benefit of approximately $83,000, which resulted from the enactment of the Housing Assistance Act of 2008 and the American Recovery and Reinvestment Act of 2009. Under these acts, corporations otherwise eligible for first-year bonus deprecation may instead elect to claim a refund of certain tax credits generated prior to 2006. We also recorded a federal income tax benefit of $135,000 for the expected recovery of federal alternative minimum taxes paid in fiscal 2008, 2007, and 2006, as a result of the enactment of the Worker, Homeownership, and Business Assistance Act of 2009, which was enacted in November 2009.

DemandTec, Inc.

Notes to Consolidated Financial Statements — (Continued)

Our effective tax rate differs from the amount computed by applying the statutory federal income tax rate to net loss before income tax as follows:

	Year Ended
	February 28,	February 28,	February 29,
	2010	2009	2008

Federal income tax benefit at statutory rate	(34.0)%	(34.0)%	(34.0)%
Net operating losses not benefitted	30.6	25.4	17.9
Federal minimum tax	—	—	4.3
State tax	0.1	1.1	2.9
Non-deductible warrant expenses	—	—	1.5
Non-deductible stock compensation expense	2.7	6.0	11.7
Non-deductible expenses	0.8	1.6	2.8
Foreign income tax	0.4	1.1	4.1
Other	(1.8)	(2.2)	—

	(1.2)%	(1.0)%	11.2%

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows (in thousands):

	February 28,
	2010	2009

Current deferred tax assets:
Differences in timing of revenue recognition	$758	$4,301
Stock-based compensation	988	656
Accruals and allowances	2,473	2,133
Valuation allowance	(4,019)	(6,435)

Total current deferred tax assets	200	655
Non-current deferred tax assets:
Net operating loss carryforwards	21,243	17,401
Research and development credits	5,176	4,576
Stock-based compensation	3,952	2,627
Depreciating and amortizing assets	926	403
Valuation allowance	(29,763)	(22,692)

Total non-current deferred tax assets	1,534	2,315
Non-current deferred tax liabilities:
Acquired intangible assets	(1,734)	(2,970)

Net deferred tax assets (liabilities)	$—	$—

Realization of the deferred tax assets is dependent upon future earnings, if any, the amount and timing of which are uncertain. Accordingly, substantially all of our net deferred tax assets have been offset by a valuation allowance. The valuation allowance increased (decreased) by approximately $4.7 million, $1.3 million, and $(373,000) during fiscal 2010, 2009, and 2008, respectively.

DemandTec, Inc.

Notes to Consolidated Financial Statements — (Continued)

At February 28, 2010, we had cumulative federal net operating loss carryforwards of approximately $70.6 million. We also had federal research and development tax credit carryforwards of approximately $5.0 million. The net operating loss will expire at various dates beginning in 2021 and tax credit carryforwards will expire at various dates beginning in 2022. The net operating loss carryforwards include $12.8 million for stock option deductions which will be credited to additional paid in capital when realized.

At February 28, 2010, we had cumulative California net operating loss carryforwards of approximately $43.4 million. The net operating loss carryforwards will expire at various dates beginning in 2013 if not utilized. We had cumulative other states net operating loss carryforwards of approximately $3.8 million. The net operating loss carryforwards will expire at various dates beginning 2014 if not utilized. We also had California research and development tax credit carryforwards of approximately $4.9 million that will carry forward indefinitely if not utilized. The state net operating loss carryforwards include $13.1 million for stock option deductions which will be credited to additional paid-in capital when realized.

We are tracking the portion of our deferred tax assets attributable to stock option benefits in a separate memo account in accordance with accounting standards. Therefore, these amounts are no longer included in our gross or net deferred tax assets. The stock option benefits of approximately $5.1 million will only be recorded to additional paid-in capital when they reduce taxes payable.

Utilization of the net operating loss carryforwards and research and development tax credit carryforwards may be subject to annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

Uncertain Tax Positions

A reconciliation of the beginning and ending amount of unrecognized income tax benefits during the year is as follows (in thousands):

	Year Ended		Year Ended
	February 28,		February 29,
	2010	2009	2008

Balance as of beginning of fiscal year	$3,606	$3,033	$2,664
Additions for tax positions in the current fiscal year	761	814	668
Reductions for tax positions in prior fiscal years	(45)	(240)	(299)

Balance as of end of fiscal year	$4,322	$3,606	$3,033

None of the unrecognized tax benefits, if recognized, would impact our effective tax rate, as the benefit would be offset by an increase in the valuation allowance.

We recognize interest and penalties related to uncertain tax positions in income tax expense. The total amount of interest and penalties recognized in each statement of operations and in each statement of financial position presented is insignificant It is possible that the amount of unrecognized tax benefits will change in the next twelve months; however, an estimate of the range of the possible change cannot be made at this time.

We file U.S and state income tax returns with varying statutes of limitations. The tax years from 2000 and thereafter remain open to examination due to the carryover of unused federal and state net operating losses or tax credits. We also file various foreign income tax returns with varying statutes of limitation, and the tax years from 2007 and thereafter remain open to examination.

DemandTec, Inc.

Notes to Consolidated Financial Statements — (Continued)

9.	Derivative Financial Instruments

We maintain a foreign currency risk management strategy that includes the use of derivative financial instruments designed to protect our economic value from the possible adverse effects of currency fluctuations. We do not enter into derivative financial instruments for speculative or trading purposes. Our hedging relationships are formally documented at the inception of the hedge, and hedges must be highly effective in offsetting changes to future cash flows on hedged transactions both at the inception of a hedge and on an ongoing basis. We record the ineffective portion of hedging instruments, if any, to other income (expense) in the consolidated statements of operations.

At February 28, 2010, we had two outstanding forward contracts with a total notional principal of approximately $4.0 million, which are summarized as follows (in thousands):

				Accumulated
	Notional	Notional		Amortized
	Principal	Principal	Fair Value	Implicit Interest
	(Local Currency)	(USD)	(USD)	(USD)

Euro — maturing in May 2010	€1,157	$1,776	$200	$47
Euro — maturing in February 2011	€1,581	2,241	108	2

Total		$4,017	$308	$49

We designated these forward contracts as cash flow hedges of foreign currency denominated firm commitments. Our objective in purchasing these forward contracts was to negate the impact of currency exchange rate movements on our operating results. We record effective spot-to-spot changes in these cash flow hedges in accumulated other comprehensive income until the hedged transaction takes place. Combined implied interest on all forward contracts was excluded from effectiveness testing and is being recorded using the straight-line method over the terms of the forward contracts to interest expense and accumulated other comprehensive income. We did not incur any hedge ineffectiveness during fiscal 2010 and 2009.

		Amount of Gain (Loss)
		Recognized In Income
		Year Ended	Year Ended	Year Ended
		February 28,	February 28,	February 29,
Derivatives Designated as Hedging Instruments	Location	2010	2009	2008

Forward contracts	Revenue	$101	$—	$—

We expect to reclassify approximately $170,000 remaining net unrealized gains associated with this forward contract from accumulated other comprehensive income ratably into revenue over the next 15 months.

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

DemandTec, Inc.

Notes to Consolidated Financial Statements — (Continued)

The fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

We measure our foreign currency forward contracts at fair value using Level 2 inputs, as the valuation inputs are based on quoted prices of similar instruments in active markets and do not involve management judgment.

The following table summarizes the amounts measured at fair value (in thousands):

		Significant Other
		Observable Inputs
	Total	(Level 2)

February 28, 2010
Assets:
Foreign currency forward contracts(1)	$308	$308
February 28, 2009
Assets:
Foreign currency forward contracts(1)	$642	$642

(1)	At February 28, 2010, $308 was included in prepaid expenses and current assets on our consolidated balance sheet. At February 28, 2009, $335 was included in prepaid expenses and other current assets and $307 was included in other assets, net on our consolidated balance sheet.

11.	Comprehensive Loss

The following table summarizes the components of comprehensive loss, net of taxes (in thousands):

	Year Ended
	February 28,	February 28,	February 29,
	2010	2009	2008

Net loss	$(11,837)	$(4,953)	$(4,474)
Gain reclassified from accumulated other comprehensive income into revenue	(101)	—	—
Change in net unrealized gain (loss) on cash flow hedges and implicit interest	(54)	682	—

Comprehensive loss	$(11,992)	$(4,271)	$(4,474)

DemandTec, Inc.

Notes to Consolidated Financial Statements — (Continued)

The following table sets forth the components of and change in accumulated other comprehensive income in fiscal 2010 and 2009 (in thousands):

			Gain
			Reclassified from	Accumulated
	Net Unrealized	Cumulative	Accumulated Other	Other
	Gain (Loss) on	Implied Interest on	Comprehensive	Comprehensive
	Forward Contracts	Forward Contracts	Income Into Revenue	Income

Balance at February 29, 2008	$—	$—	$—	$—
Change in net unrealized gain and cumulative implied interest on forward contracts	642	40	—	682

Balance at February 28, 2009	$642	$40	$—	$682
Gain reclassified from accumulated other comprehensive income into revenue	—	—	(101)	(101)
Change in net unrealized gain (loss) and cumulative implied interest on forward contracts	(94)	40	—	(54)

Balance at February 28, 2010	$548	$80	$(101)	$527

12.	Restructuring Charges

In fiscal 2010, we recorded approximately $775,000 of expenses associated with the reduction of our workforce as a result of synergies gained through the acquisition of Connect3, and the consolidation and relocation of our corporate headquarters. Expenses associated with these actions were primarily for severance payments, outplacement services, moving costs, and approximately $402,000 of remaining operating lease obligations. All severance payments were made prior to February 28, 2010.

13.	Employee Savings and Retirement Plan

We have a 401(k) plan that allows eligible employees to contribute up to 15% of their total compensation, subject to annual limits. Under the plan, eligible employees may defer a portion of their pretax salaries, but not more than statutory limits. In fiscal 2010 and 2009, we made approximately $428,000 and $365,000, respectively, of discretionary matching contributions to the plan. No discretionary matching contributions were made prior to fiscal 2009.

DemandTec, Inc.

Notes to Consolidated Financial Statements — (Continued)

14.	Selected Quarterly Financial Data (Unaudited)

The following table sets forth our selected unaudited quarterly consolidated statements of operations data for the eight most recent quarters:

	For the Three Months Ended
	May 31,	Aug. 31,	Nov. 30,	Feb. 28,	May 31,	Aug. 31,	Nov. 30,	Feb. 28,
	2008	2008	2008	2009(1)	2009	2009	2009	2010
	(In thousands, except per share data)

Revenue	$18,054	$18,632	$18,989	$19,330	$19,545	$19,796	$20,088	$19,623
Gross profit	12,399	12,786	13,155	13,334	12,841	13,496	13,727	13,228
Loss from operations	(1,539)	(1,891)	(1,336)	(1,819)	(3,987)	(3,289)	(2,676)	(2,339)
Net loss attributable to common stockholders	(1,034)	(1,568)	(808)	(1,543)	(3,722)	(3,145)	(2,397)	(2,573)
Net loss per common share, basic and diluted	$(0.04)	$(0.06)	$(0.03)	$(0.06)	$(0.13)	$(0.11)	$(0.08)	$(0.09)

(1)	We acquired Connect3 in February 2009. See Note 2.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2010, the end of the period covered by this Annual Report on Form 10-K. This evaluation (the “controls evaluation”) was done under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Disclosure controls and procedures means controls and other procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed such that information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based on the controls evaluation, our CEO and CFO have concluded that as of February 28, 2010, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC and to ensure that material information relating to the Company and our consolidated subsidiaries is made known to management, including our CEO and CFO, particularly during the period when our periodic reports are being prepared.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of February 28, 2010, based on the guidelines established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our internal control over financial reporting includes policies and procedures designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Based on the results of our evaluation, our management has concluded that, as of February 28, 2010, our internal control over financial reporting was effective. We have reviewed the results of our evaluation with our Audit Committee.

The effectiveness of our internal control over financial reporting as of February 28, 2010 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report which is included in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the three months ended February 28, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Internal control over financial reporting means a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

The information required by this item with respect to directors and executive officers is incorporated by reference to our Proxy Statement for our 2010 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days after the end of the fiscal year ended February 28, 2010 (the “2010 Proxy Statement”).

We have adopted a code of business conduct applicable to our directors, officers (including our principal executive officer and principal financial officer) and employees. The Code of Business Conduct is available on our website at www.demandtec.com under the Investor Relations section.

Item 11.	Executive Compensation

The information required by this item will be set forth in the 2010 Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be set forth in the 2010 Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be set forth in the 2010 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information required by this item will be set forth in the 2010 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

The following documents are filed as a part of this Report:

(a) Financial Statements:  See Index to Consolidated Financial Statements in Part II, Item 8.

(b) Financial Statement Schedules:

DemandTec, Inc.

Schedule II: Valuation and Qualifying Accounts
Allowance for Doubtful Accounts

	Balance at	Additions Charged
	Beginning	to Costs and	Write-off, Net of	Balance at
Description	of Year	Expenses	Recoveries	End of Year

Fiscal 2010	$119,801	$25,199	$—	$145,000
Fiscal 2009	$160,000	$—	$40,199	$119,801
Fiscal 2008	$62,000	$98,000	$—	$160,000

The Financial Statement Schedules not listed have been omitted because they are not applicable or are not required or the information required to be set forth herein is included in the Consolidated Financial Statements or Notes thereto.

(c) Exhibits:  The following exhibits are incorporated by reference herein or filed herewith:

EXHIBITS

		Incorporated by Reference
				Date of
Exhibit				First	Exhibit	Filed
Number	Exhibit Description	Form	File No.	Filing	Number	Herewith

3.1	Restated Certificate of Incorporation	S-1/A	333-143248	07/20/07	3.2
3.2	Amended and Restated Bylaws of DemandTec, Inc.	S-1/A	333-143248	07/20/07	3.4
10.1	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers and certain key employees*	S-1/A	333-143248	07/20/07	10.1
10.2	DemandTec, Inc. 1999 Equity Incentive Plan, as amended, and forms of agreements thereunder*	S-1	333-143248	07/20/07	10.2
10.3	DemandTec, Inc. 2007 Equity Incentive Plan*	S-1	333-143248	07/20/07	10.3
10.4	DemandTec, Inc. 2007 Employee Stock Purchase Plan, as amended*	S-8	333-165908	04/06/10	99.2
10.5	Lease dated as of September 21, 2009 between DemandTec, Inc. and Franklin Templeton Companies, LLC	8-K		09/25/09	10.1
10.6	Offer Letter with Daniel R. Fishback, dated June 1, 2001, as amended*	S-1	333-143248	05/24/07	10.6
10.7	Amendment, dated December 10, 2008, to Offer Letter with Daniel R. Fishback*	10-K		4/23/09	10.7
10.8	Offer Letter with Mark A. Culhane, dated July 20, 2001, as amended*	S-1	333-143248	05/24/07	10.7
10.9	Amendment, dated December 10, 2008, to Offer Letter with Mark A. Culhane*	10-K		4/23/09	10.9

		Incorporated by Reference
				Date of
Exhibit				First	Exhibit	Filed
Number	Exhibit Description	Form	File No.	Filing	Number	Herewith

10.10	Offer Letter with Ronald E. F. Codd, dated March 1, 2007*	S-1	333-143248	05/24/07	10.11
10.11	Offer Letter with Linda Fayne Levinson, dated April 27, 2005, as amended*	S-1	333-143248	05/24/07	10.12
10.12	Offer Letter with Victor L. Lund, dated March 22, 2005, as amended*	S-1	333-143248	05/24/07	10.13
10.13	Offer Letter with Joshua W. R. Pickus, dated March 1, 2007*	S-1	333-143248	05/24/07	10.14
10.14	Offer Letter with Charles J. Robel, dated September 12, 2006, as amended*	S-1	333-143248	05/24/07	10.15
10.15	Offer Letter with William R. Phelps, dated May 29, 2007*	S-1/A	333-143248	07/03/07	10.23
10.16	Amendment, dated December 10, 2008, to Offer Letter with William R. Phelps*	10-K		04/24/09	10.16
10.17	Master Service Agreement, dated August 19, 2005, by and between the Registrant, Equinix Operating Co., Equinix Inc. and Equinix Pacific, Inc.	S-1	333-143248	05/24/07	10.16
10.18	Amended and Restated Outsourcing Services Agreement, dated May 1, 2006, by and between the Registrant and Sonata Services Limited	S-1	333-143248	05/24/07	10.17
10.19	First Amendment to Amendment and Restated Outsourcing Services Agreement, dated as of April 21, 2009, by and between the Registrant and Sonata Services Limited†	10-Q		07/02/09	10.1
10.20	Loan and Security Agreement, dated April 9, 2008, by and between the Registrant and Silicon Valley Bank	8-K		04/14/08	10.1
10.21	Amendment No. 1 to Loan and Security Agreement, dated as of May 7, 2009, by and between the Registrant and Silicon Valley Bank	10-Q		07/02/09	10.2
10.22	DemandTec, Inc. Management Cash Incentive Plan*	S-1/A	333-143248	07/03/07	10.21
10.23	DemandTec, Inc. Non-Employee Director Compensation Policy, effective as of March 1, 2009*	10-Q		07/02/09	10.3
10.24	Offer Letter with Ronald R. Baker, dated November 9, 2007*	10-K		04/25/08	10.21
10.25	Form of Stock Option Agreement under the Registrant’s 2007 Equity Incentive Plan*	10-K		04/25/08	10.23
10.26	Form of Stock Option Agreement for Non-Employee Directors under the Registrant’s 2007 Equity Incentive Plan*	10-K		04/25/08	10.24
10.27	Form of Fiscal Year 2010 PSU Agreement under the Registrant’s 2007 Equity Incentive Plan*	10-Q		07/02/09	10.4
10.28	Form of Fiscal Year 2009 PSU Agreement under the Registrant’s 2007 Equity Incentive Plan*	10-K		04/25/08	10.26

Incorporated by Reference
Date of
Exhibit				First	Exhibit	Filed
Number	Exhibit Description	Form	File No.	Filing	Number	Herewith

10.29	Form of Restricted Stock Unit Agreement under the Registrant’s 2007 Equity Incentive Plan For Grants Commencing December 2009*					X
21.1	List of Subsidiaries					X
23.1	Consent of Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (contained in the signature page to this Annual Report on Form 10-K)					X
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**					X

†	Confidential treatment has been requested for a portion of this exhibit.

*	Represents a management agreement or compensatory plan.

**	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that DemandTec, Inc. specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEMANDTEC, INC.

By:	/s/ Daniel R. Fishback
Daniel R. Fishback,
President and Chief Executive Officer

Dated: April 23, 2010

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

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Daniel R. Fishback Daniel R. Fishback	President, Chief Executive Officer and Director (Principal Executive Officer)	April 23, 2010

/s/ Mark A. Culhane Mark A. Culhane	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	April 23, 2010

/s/ Ronald R. Baker Ronald R. Baker	Director	April 23, 2010

/s/ Ronald E.F. Codd Ronald E.F. Codd	Director	April 23, 2010

/s/ Linda Fayne Levinson Linda Fayne Levinson	Director	April 23, 2010

/s/ Victor L. Lund Victor L. Lund	Chairman of the Board of Directors	April 23, 2010

/s/ Joshua W.R. Pickus Joshua W.R. Pickus	Director	April 23, 2010

/s/ Charles J. Robel Charles J. Robel	Director	April 23, 2010

EXHIBIT INDEX

		Incorporated by Reference
				Date of
Exhibit				First	Exhibit	Filed
Number	Exhibit Description	Form	File No.	Filing	Number	Herewith

3.1	Restated Certificate of Incorporation	S-1/A	333-143248	07/20/07	3.2
3.2	Amended and Restated Bylaws of DemandTec, Inc.	S-1/A	333-143248	07/20/07	3.4
10.1	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers and certain key employees*	S-1/A	333-143248	07/20/07	10.1
10.2	DemandTec, Inc. 1999 Equity Incentive Plan, as amended, and forms of agreements thereunder*	S-1	333-143248	07/20/07	10.2
10.3	DemandTec, Inc. 2007 Equity Incentive Plan*	S-1	333-143248	07/20/07	10.3
10.4	DemandTec, Inc. 2007 Employee Stock Purchase Plan, as amended*	S-8	333-165908	04/06/10	99.2
10.5	Lease dated as of September 21, 2009 between DemandTec, Inc. and Franklin Templeton Companies, LLC	8-K		09/25/09	10.1
10.6	Offer Letter with Daniel R. Fishback, dated June 1, 2001, as amended*	S-1	333-143248	05/24/07	10.6
10.7	Amendment, dated December 10, 2008, to Offer Letter with Daniel R. Fishback*	10-K		4/23/09	10.7
10.8	Offer Letter with Mark A. Culhane, dated July 20, 2001, as amended*	S-1	333-143248	05/24/07	10.7
10.9	Amendment, dated December 10, 2008, to Offer Letter with Mark A. Culhane*	10-K		4/23/09	10.9
10.10	Offer Letter with Ronald E. F. Codd, dated March 1, 2007*	S-1	333-143248	05/24/07	10.11
10.11	Offer Letter with Linda Fayne Levinson, dated April 27, 2005, as amended*	S-1	333-143248	05/24/07	10.12
10.12	Offer Letter with Victor L. Lund, dated March 22, 2005, as amended*	S-1	333-143248	05/24/07	10.13
10.13	Offer Letter with Joshua W. R. Pickus, dated March 1, 2007*	S-1	333-143248	05/24/07	10.14
10.14	Offer Letter with Charles J. Robel, dated September 12, 2006, as amended*	S-1	333-143248	05/24/07	10.15
10.15	Offer Letter with William R. Phelps, dated May 29, 2007*	S-1/A	333-143248	07/03/07	10.23
10.16	Amendment, dated December 10, 2008, to Offer Letter with William R. Phelps*	10-K		04/24/09	10.16
10.17	Master Service Agreement, dated August 19, 2005, by and between the Registrant, Equinix Operating Co., Equinix Inc. and Equinix Pacific, Inc.	S-1	333-143248	05/24/07	10.16
10.18	Amended and Restated Outsourcing Services Agreement, dated May 1, 2006, by and between the Registrant and Sonata Services Limited	S-1	333-143248	05/24/07	10.17

		Incorporated by Reference
				Date of
Exhibit				First	Exhibit	Filed
Number	Exhibit Description	Form	File No.	Filing	Number	Herewith

10.19	First Amendment to Amendment and Restated Outsourcing Services Agreement, dated as of April 21, 2009, by and between the Registrant and Sonata Services Limited†	10-Q		07/02/09	10.1
10.20	Loan and Security Agreement, dated April 9, 2008, by and between the Registrant and Silicon Valley Bank	8-K		04/14/08	10.1
10.21	Amendment No. 1 to Loan and Security Agreement, dated as of May 7, 2009, by and between the Registrant and Silicon Valley Bank	10-Q		07/02/09	10.2
10.22	DemandTec, Inc. Management Cash Incentive Plan*	S-1/A	333-143248	07/03/07	10.21
10.23	DemandTec, Inc. Non-Employee Director Compensation Policy, effective as of March 1, 2009*	10-Q		07/02/09	10.3
10.24	Offer Letter with Ronald R. Baker, dated November 9, 2007*	10-K		04/25/08	10.21
10.25	Form of Stock Option Agreement under the Registrant’s 2007 Equity Incentive Plan*	10-K		04/25/08	10.23
10.26	Form of Stock Option Agreement for Non-Employee Directors under the Registrant’s 2007 Equity Incentive Plan*	10-K		04/25/08	10.24
10.27	Form of Fiscal Year 2010 PSU Agreement under the Registrant’s 2007 Equity Incentive Plan*	10-Q		07/02/09	10.4
10.28	Form of Fiscal Year 2009 PSU Agreement under the Registrant’s 2007 Equity Incentive Plan*	10-K		04/25/08	10.26
10.29	Form of Restricted Stock Unit Agreement under the Registrant’s 2007 Equity Incentive Plan For Grants Commencing December 2009*					X
21.1	List of Subsidiaries					X
23.1	Consent of Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (contained in the signature page to this Annual Report on Form 10-K)					X
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

Incorporated by Reference
Date of
Exhibit				First	Exhibit	Filed
Number	Exhibit Description	Form	File No.	Filing	Number	Herewith

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**					X

†	Confidential treatment has been requested for a portion of this exhibit.

*	Represents a management agreement or compensatory plan.

**	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that DemandTec, Inc. specifically incorporates it by reference.