Form 10-Q
period 2010-05-31
DemandTec, Inc.
filed 2010-07-02
CIK 1400400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s common stock, par value $0.001, outstanding as of June 25, 2010 was: 30,053,669.

DEMANDTEC, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
DemandTec, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except par value data)

	May 31,	February 28,
	2010	2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,721	$21,335
Marketable securities	41,776	36,068
Accounts receivable, net of allowances of $605 and $145 as of May 31, 2010 and February 28, 2010, respectively	13,620	13,984
Prepaid expenses and other current assets	3,552	3,127

Total current assets	72,669	74,514
Marketable securities, non-current	5,778	9,881
Property, equipment and leasehold improvements, net	4,977	4,777
Intangible assets, net	3,577	4,328
Goodwill	16,599	16,599
Other assets, net	760	563

Total assets	$104,360	$110,662

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$11,461	$12,441
Deferred revenue	36,707	38,462
Notes payable, current	8	434
Merger consideration payable	1,000	1,000

Total current liabilities	49,176	52,337

Deferred revenue, non-current	346	459
Other long-term liabilities	1,075	928

Commitments and contingencies (see Note 5)
Stockholders’ equity:
Common stock, $0.001 par value — 175,000 shares authorized; 30,050 and 29,501 shares issued and outstanding, respectively, as of May 31, 2010 and February 28, 2010	30	29
Additional paid-in capital	147,797	145,600
Accumulated other comprehensive income	1,021	527
Accumulated deficit	(95,085)	(89,218)

Total stockholders’ equity	53,763	56,938

Total liabilities and stockholders’ equity	$104,360	$110,662

See Notes to Condensed Consolidated Financial Statements.

DemandTec, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	May 31,
	2010	2009
Revenue	$18,045	$19,545
Cost of revenue(1)(2)	7,114	6,704

Gross profit	10,931	12,841

Operating expenses:
Research and development(2)	7,772	8,156
Sales and marketing(2)	6,325	5,431
General and administrative(2)	2,412	2,374
Restructuring charges	—	278
Amortization of purchased intangible assets	292	589

Total operating expenses	16,801	16,828

Loss from operations	(5,870)	(3,987)
Other income, net
Interest income	61	229
Interest expense	(31)	(31)
Other income (expense)	(4)	86

Other income, net	26	284

Loss before provision for income taxes	(5,844)	(3,703)
Provision for income taxes	23	19

Net loss	$(5,867)	$(3,722)

Net loss per common share, basic and diluted	$(0.20)	$(0.13)

Shares used in computing net loss per common share, basic and diluted	29,777	28,157

(1)	Includes amortization of purchased intangible assets	$465	$466

(2)	Includes stock-based compensation expense as follows:

Cost of revenue	$352	$418
Research and development	705	856
Sales and marketing	732	619
General and administrative	660	525

Total stock-based compensation expense	$2,449	$2,418

See Notes to Condensed Consolidated Financial Statements.

DemandTec, Inc
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	May 31,
	2010	2009
Operating activities:
Net loss	$(5,867)	$(3,722)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	768	768
Stock-based compensation expense	2,449	2,418
Amortization of purchased intangible assets	757	1,055
Provision for doubtful accounts	460	—
Other	(87)	(13)
Changes in operating assets and liabilities:
Accounts receivable	(133)	6,740
Prepaid expenses and other current assets	201	(48)
Other assets	(197)	270
Accounts payable and accrued liabilities	860	1,269
Accrued compensation	(1,701)	(1,998)
Deferred revenue	(1,868)	(7,353)

Net cash used in operating activities	(4,358)	(614)

Investing activities:
Purchases of property, equipment and leasehold improvements	(968)	(242)
Purchases of marketable securities	(16,450)	(18,989)
Maturities of marketable securities	14,845	26,500
Acquisition of Connect3	—	(11,343)

Net cash used in investing activities	(2,573)	(4,074)

Financing activities:
Proceeds from issuance of common stock	686	845
Payment of employee withholding tax in lieu of issuing common stock	(937)	—
Payments on notes payable	(426)	(1,288)

Net cash used in financing activities	(677)	(443)

Effect of exchange rate changes on cash and cash equivalents	(6)	17

Net decrease in cash and cash equivalents	(7,614)	(5,114)
Cash and cash equivalents at beginning of period	21,335	33,572

Cash and cash equivalents at end of period	$13,721	$28,458

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
     Basis of Presentation
     Our condensed consolidated financial statements include our accounts and those of our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Our fiscal year ends on the last day in February. References to fiscal 2011, for example, refer to our fiscal year ending February 28, 2011. The accompanying condensed consolidated balance sheet as of May 31, 2010, the condensed consolidated statements of operations for the three months ended May 31, 2010 and 2009, and the condensed consolidated statements of cash flows for the three months ended May 31, 2010 and 2009 are unaudited. The condensed consolidated balance sheet data as of February 28, 2010 was derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended February 28, 2010 (the “Form 10-K”) filed with the Securities and Exchange Commission, or SEC, on April 23, 2010. The accompanying statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Form 10-K, as well as subsequent filings with the SEC.
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of our management, include all adjustments necessary, all of which are of a normal recurring nature, for the fair presentation of our statement of financial position and our results of operations for the periods included in this Quarterly Report on Form 10-Q. The results for the three months ended May 31, 2010 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending February 28, 2011.
     Subsequent Events
     We have evaluated subsequent events through the time of filing this Quarterly Report on Form 10-Q. We are not aware of any significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on our condensed consolidated financial statements.
     Use of Estimates
     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the condensed consolidated financial statements, as well as the reported amounts of revenue and expenses during the periods presented. Significant estimates and assumptions made by management include the determination of the fair value of share-based payments, the fair value of purchased intangible assets, the recoverability of long-lived assets, the allowance for doubtful accounts, and the provision for income taxes. We believe that the estimates and judgments upon which we rely are reasonable, based upon information available to us at the time that these estimates and judgments are made. To the extent there are material differences between these estimates and actual results, our condensed consolidated financial statements will be affected.

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
     Deferred Revenue
     Deferred revenue consists of amounts billed or payments received in advance of revenue recognition. Contracts under which we advance bill customers are generally non-cancellable. For agreements with terms over one year, we generally invoice our customers in annual installments. Accordingly, the deferred revenue balance associated with such multi-year, non-cancellable agreements does not represent the total contract value. Deferred revenue to be recognized in the succeeding twelve-month period is included in current deferred revenue on our consolidated balance sheets, with the remaining amounts included in non-current deferred revenue.
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
     As of May 31, 2010 and February 28, 2010, long-lived assets located outside the United States were not significant. As of May 31, 2010 and February 28, 2010, three customers accounted for 55% and 48%, respectively, of our accounts receivable balance.
     In the three months ended May 31, 2010, two customers accounted for 24% of total revenue. In the three months ended May 31, 2009, one customer accounted for 13% of total revenue. Revenue by geographic region, based on the billing address of the customer, was as follows (in thousands):

	Three Months Ended May 31,
	2010	2009
United States	$15,554	$16,859
International	2,491	2,686

Total revenue	$18,045	$19,545

     The equipment hosting our software is in three third-party data center facilities located in San Jose, California, Sacramento, California, and Mesa, Arizona. We do not control the operation of these facilities, and our operations are vulnerable to damage or interruption in the event either of these third-party data center facilities fails.

     Impairment of Long-Lived Assets
     Long-lived assets are reviewed for possible impairment whenever events or circumstances indicate that the carrying amount of these assets may not be recoverable. We evaluate the recoverability of each of our long-lived assets, including purchased intangible assets and property, equipment, and leasehold improvements, by comparison of its carrying amount to the future undiscounted cash flows we expect the asset to generate. If we consider the asset to be impaired, we measure the amount of any impairment as the difference between the carrying amount and the fair value of the impaired asset. We observed no impairment indicators through the filing of this Quarterly Report on Form 10-Q.
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
     Net Loss per Common Share
     Basic net loss per share is computed using the weighted average number of common shares outstanding during the period, excluding any unvested common shares subject to repurchase. All common shares subject to repurchase were fully vested prior to the fiscal quarter ended May 31, 2010 and the weighted average number of common shares subject to repurchase was immaterial in the three months ended May 31, 2009.
     Potential common shares consist of the incremental common shares issuable upon the exercise of stock options or upon the settlement of PSUs and RSUs, shares subject to issuance under our 2007 Employee Stock Purchase Program, or ESPP, and unvested common shares subject to repurchase or cancellation. The dilutive effect of such potential common shares is reflected in diluted loss per share by application of the treasury stock method and on an if-converted basis from the date of issuance. In the three months ended May 31, 2010 and 2009, weighted average outstanding shares subject to options to purchase common stock, PSUs and RSUs, and shares subject to issuance under our ESPP were approximately 2,846,000 shares and 4,022,000 shares, respectively. Because the Company has been in a loss position in all periods shown, shares used in computing basic and diluted net loss per common share were the same for all periods presented, as the impact of all potentially dilutive securities outstanding was anti-dilutive.
     Recent Accounting Pronouncements
     In April 2010, the Financial Accounting Standards Board (the “FASB”) issued guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. The guidance is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010, with early adoption permitted. We do not expect a material impact on our condensed consolidated financial statements upon the adoption of the new accounting standard.
     In January 2010, the FASB issued guidance that requires additional disclosures for fair value measurements and provides clarification for existing disclosure requirements. The guidance requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for these transfers. In addition, the guidance requires enhanced disclosure of activity in Level 3 fair value measurements. The guidance is effective for interim and annual periods beginning after December 15, 2009, except for gross presentation of activity in Level 3 which is effective for annual periods beginning after December 15, 2010, and for interim periods in those years. We adopted the guidance for new disclosures for fair value measurements and clarification for existing disclosure requirements on March 1, 2010 and there was no impact on our condensed consolidated financial statements. We do not expect any impact on our condensed consolidated financial statements upon effectiveness of the new standard for Level 3 activity.
     In October 2009, the FASB issued a new accounting standard for revenue recognition for arrangements with multiple deliverables. The new standard impacts the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. Additionally, the new standard modifies the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. The new standard is effective for fiscal years beginning on or after June 15, 2010; however, early adoption of this standard is permitted. We have determined that there will be no impact on our condensed consolidated financial statements for existing customer arrangements upon adoption of the new accounting standard.
     In October 2009, the FASB issued a new accounting standard for the accounting for certain revenue arrangements that include software elements. The new standard amends the scope of pre-existing software revenue guidance by removing from the guidance non-software components of tangible products and certain software components of tangible products. The new standard is effective for fiscal years beginning on or after June 15, 2010; however, early adoption of this standard is permitted. We have determined that there will be no impact on our condensed consolidated financial statements for existing customer arrangements upon adoption of the new accounting standard.
2. Acquisition
     In February 2009, we acquired all of the issued and outstanding capital stock of privately-held Connect3 Systems, Inc., or Connect3, a provider of advertising planning and execution software, for a purchase price of approximately $13.5 million, which consisted of $13.3 million cash and $201,000 of acquisition costs. We paid approximately $12.3 million of the consideration in fiscal 2010. The remaining $1.0 million, less any amounts used to satisfy claims for indemnification that we may make for certain breaches of representations, warranties and covenants, will be distributed to the former Connect3 shareholders in July 2010.
     We accounted for the Connect3 acquisition under the purchase method of accounting. The assets acquired and liabilities assumed were recorded at fair market value, based on the valuation performed by an independent third-party valuation firm. We recorded approximately $11.3 million of goodwill, $4.5 million of identifiable intangible assets, and $2.3 million of net liabilities assumed. Intangible assets are being amortized on a straight-line basis over a period of one to two and a half years, with a remaining weighted average useful life of 1.1 years at May 31, 2010. The goodwill balance is not deductible for tax purposes. The results of Connect3’s operations are included in our condensed consolidated financial statements from the date of acquisition. Pro forma results of the acquired business have not been presented as it was not material to our condensed consolidated financial statements for all periods presented.
3. Balance Sheet Components
     Marketable Securities
     Marketable securities consisted of the following as of the dates indicated (in thousands):

	May 31, 2010				February 28, 2010
		Unrecognized		Fair		Unrecognized		Fair
	Cost	Gain	Loss	Value	Cost	Gain	Loss	Value
Commercial paper	$5,548	$—	$—	$5,548	$3,999	$3	$—	$4,002
Certificate of deposit	1,000	—	—	1,000	1,000	3	—	1,003
Corporate bonds	17,372	2	(34)	17,340	15,563	14	(10)	15,567
Obligations of government-sponsored enterprises	23,634	15	(4)	23,645	25,387	19	—	25,406

	$47,554	$17	$(38)	$47,533	$45,949	$39	$(10)	$45,978

     The following table summarizes the book value of our investments in marketable debt securities classified by the contractual maturity date of the security as of the dates indicated (in thousands):

	May 31,	February 28,
	2010	2010
Due within one year	$41,776	$36,068
Due within one to two years	5,778	9,881

	$47,554	$45,949

     Historically, all investments have been held to maturity, and thus, there were no gains or losses recognized during the periods presented. We have the ability and intent to hold our marketable securities to maturity and do not believe any of the marketable securities are impaired based on our evaluation of available evidence at May 31, 2010 and through the time of filing of this Quarterly Report on Form 10-Q. We expect to receive all principal and interest on all of our investment securities.
     Accounts Payable and Accrued Expenses
     Accounts payable and accrued expenses consisted of the following as of the dates indicated (in thousands):

	May 31,	February 28,
	2010	2010
Accounts payable	$3,636	$2,751
Accrued professional services	642	807
Income taxes payable	37	32
Accrued bonuses	2,167	3,820
Other accrued compensation	3,049	3,097
Other accrued liabilities	1,930	1,934

Total accounts payable and accrued expenses	$11,461	$12,441

4. Goodwill and Purchased Intangible Assets
     We record as goodwill the excess of the acquisition purchase price over the fair value of the tangible and identifiable intangible assets acquired. We do not amortize goodwill, but perform an annual impairment review of our goodwill during our third quarter, or more frequently if indicators of potential impairment arise. We have a single operating segment and consequently evaluate goodwill for impairment based on an evaluation of the fair value of our company as a whole. At each of May 31, 2010 and February 28, 2010, we had $16.6 million of goodwill from our acquisitions of Connect3 in February 2009 and TradePoint in November 2006.
     We record purchased intangible assets at their respective estimated fair values at the date of acquisition. Purchased intangible assets are being amortized using the straight-line method over their estimated useful lives of approximately one to seven years, with a remaining weighted average useful life of 2.0 years at May 31, 2010. We evaluate the remaining useful lives of intangible assets on a periodic basis to determine whether events or circumstances warrant a revision to the remaining estimated amortization period. Amortization expense related to the purchased intangible assets was approximately $757,000 and $1.1 million in the three months ended May 31, 2010 and 2009, respectively.
     We evaluate our goodwill annually in November and recognized no impairment charges as a result of the most recent review. Additionally, we observed no impairment indicators for both goodwill and intangible assets through the filing of this Quarterly Report on Form 10-Q.
5. Commitments and Contingencies
     Commitments
     We lease office space in various locations throughout the United States and Europe. In September 2009, we entered into a lease agreement for office space in San Mateo, California, under which the total lease term is eight years with an initial non-cancellable lease term of five years commencing December 1, 2009. We use the office space as our new corporate headquarters. The aggregate minimum lease commitment is approximately $10.1 million. To secure our obligations under the lease, we have provided the lessor a $223,000 cash security deposit and a $917,000 letter of credit, secured by using our existing revolving line of credit as described in Note 6. Additionally, the lessor provided us with a tenant improvement allowance of $265,000 and assumed our payment obligations (equal to approximately $200,000) under the previous sublease for our then-existing corporate headquarters in San Carlos, California for the period from December 1, 2009 through February 28, 2010, the expiration date of such sublease. The tenant improvement allowance and the $200,000 of assumed sublease obligations have been deferred and are being recognized on a straight-line basis over the lease term as reductions of rent expenses. The leasehold improvements are being amortized on a straight-line basis over the lesser of the lease term or the estimated useful lives of the assets.
     In September 2009, we entered into equipment and facility operating leases associated with our new data center in Mesa, Arizona, with minimum lease terms of two years for the equipment lease and three years for the facility lease. The aggregate minimum lease payments are approximately $1.5 million.

     Legal Proceedings
     We have from time to time become involved in legal matters that arise in the normal course of business and otherwise. For example, we have recently become involved in a dispute with a large customer relating to services associated with a development project with that customer. We are continually assessing the potential impact of the dispute, which is at a relatively early stage. All unpaid invoice amounts outstanding in connection with this dispute, totaling $500,000, have been fully reserved pending the outcome of the dispute. There can be no assurance that the dispute or other third party claims and litigation that may arise in the future will not have a material adverse effect on our business, financial position, results of operations, or cash flows, including a loss of customers, or subject us to significant financial or other remedies.
6. Debt
     In May 2009, we amended our revolving line of credit that we had entered in April 2008 to, among other things, extend the maturity date of the loan agreement and to increase the revolving line of credit from $15.0 million to $20.0 million. The amended revolving line of credit can be used to (a) borrow revolving loans, (b) issue letters of credit, and (c) enter into foreign exchange contracts. Revolving loans may be borrowed, repaid, and reborrowed until May 7, 2012. Amounts borrowed will bear interest, at our option, at either (1) a floating per annum rate equal to the financial institution’s prime rate, or (2) the greater of (A) the LIBOR rate plus 250 basis points or (B) a per annum rate equal to 4.0%. A default interest rate shall apply during an event of default at a rate per annum equal to 500 basis points above the otherwise applicable interest rate. The line of credit is collateralized by substantially all of our assets and requires us to comply with working capital, net worth, and other non-financial covenants, including limitations on indebtedness and restrictions on dividend distributions, among others. In September 2009, the available balance was reduced by approximately $917,000 to $19.1 million to secure a new operating lease commitment. There were no outstanding amounts under the line of credit at May 31, 2010. Through the filing of this Quarterly Report on Form 10-Q, we were in compliance with all loan covenants.
7. Stock-Based Compensation
     Equity Incentive Plans
     1999 Equity Incentive Plan
     In December 1999, our Board of Directors adopted the 1999 Equity Incentive Plan (the “1999 Plan”). The 1999 Plan, provided for incentive or nonstatutory stock options, stock bonuses, and rights to acquire restricted stock to be granted to employees, outside directors, and consultants. We ceased issuing awards under the 1999 Plan upon the completion of our IPO in August 2007. As of May 31, 2010, options to purchase 4,352,413 shares were outstanding under the 1999 Plan. Such options are exercisable as specified in each option agreement, generally vest over four years, and expire no more than ten years from the date of grant. If options awarded under the 1999 Plan are forfeited or repurchased, then shares underlying those options will no longer be available for awards.
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
     Stock Options
     Options granted under the 2007 Plan may be either incentive stock options or nonstatutory stock options and are exercisable as determined by the Compensation Committee and as specified in each option agreement. Options vest over a period of time as determined by the Compensation Committee, generally four years, and generally expire seven years (but in any event no more than ten years) from the date of grant. The exercise price of any stock option granted under the 2007 Plan may not be less than the fair market value of our common stock on the date of grant. The term of the 2007 Plan is ten years. As of May 31, 2010, options to purchase 3,292,695 shares were outstanding under the 2007 Plan.
     Performance Stock Units (“PSUs”)
     PSUs are awards under our 2007 Plan that entitle the recipient to receive shares of our common stock upon vesting and settlement of the awards pursuant to certain performance and time-based vesting criteria set by our Compensation Committee.
     In May and June 2009, our Compensation Committee granted 901,000 and 25,000 PSUs, respectively, to certain of our executive officers and other employees. These PSU grants consisted of a single tranche and related to fiscal 2010 company performance objectives and subsequent individual service requirements over a period of approximately 23 months subject to each grantee’s continued service. In May 2010, our Compensation Committee granted 314,250 PSUs to our executive officers, which consisted of a single tranche and related to fiscal 2011 company performance objectives and subsequent individual service requirements over a period of approximately 17 months subject to each grantee’s continued service. As of May 31, 2010, there were approximately 695,000 shares subject to outstanding PSUs from these grants.
     Restricted Stock Units (“RSUs”)
     RSUs are awards under the 2007 Plan that entitle the recipient to receive shares of our common stock upon vesting and settlement of the awards pursuant to time-based vesting criteria set by our Compensation Committee.
     In the fiscal quarter ended May 31, 2008, our Compensation Committee granted 545,900 RSUs to our executive officers and certain other employees. In April 2010, 455,650 of these RSUs were fully vested. In connection with the vesting and settlement of these RSUs, we withheld 148,523 shares of our common stock in settlement of employee income and payroll tax withholding obligations and paid the corresponding amounts in cash, approximately $937,000, to the appropriate federal and state taxing authorities.
     In January 2010, our Compensation Committee granted 100,000 RSUs, which will vest over a period of approximately four years, subject to the grantee’s continued services. In April and May 2010, our Compensation Committee granted a total of 1,130,500 RSUs to certain of our executive officers and other employees. Such RSUs will vest over a period of approximately 27 months, subject to each grantee’s continued service. As of May 31, 2010, there were approximately 1,222,000 shares subject to outstanding RSUs granted since January 2010.
     A summary of the current fiscal quarter activity under our 1999 Plan and 2007 Plan follows:

	Shares	Shares Subject	Weighted Average	Shares	Shares
	Available	to Options	Option Exercise	Subject to PSUs	Subject to RSUs
	for Grant	Outstanding	Price per Share	Outstanding	Outstanding
	(Shares in thousands)
Balance at February 28, 2010	1,359	7,248	$5.72	387	560
Additional shares authorized	1,475	—	—	—	—
Options granted	(637)	637	6.19	—	—
PSUs granted	(314)	—	—	314
RSUs granted	(1,131)	—	—	—	1,131
Options exercised	—	(145)	1.14	—	—
1999 Plan options cancelled/forfeited (1)	—	(17)	9.91	—	—
2007 Plan options cancelled/forfeited	78	(78)	9.33	—	—
RSUs released	—	—	—	—	(456)
PSUs and RSUs cancelled/forfeited	19	—	—	(6)	(13)

Balance at May 31, 2010	849	7,645	5.80	695	1,222

(1)	Under the terms of the 1999 Plan, shares underlying cancelled or forfeited options are no longer available for awards.

     Employee Stock Purchase Plan (“ESPP”)
     In May 2007 our Board of Directors adopted, and in July 2007 our stockholders approved, the 2007 Employee Stock Purchase Plan. We subsequently amended the ESPP in March 2010. Under the ESPP, eligible employees may purchase shares of common stock at a price per share equal to 85% of the lesser of the fair market values of our common stock at the beginning or end of the applicable offering period. The initial offering period commenced on August 8, 2007 and ended on April 15, 2008. Each subsequent offering period lasts for six months. We initially reserved 500,000 shares of our common stock for issuance under the ESPP. In addition, on the first day of each fiscal year commencing with fiscal year 2009, the aggregate number of shares reserved for issuance under the ESPP shall automatically increase by a number equal to the lowest of a) 1% of the total number of shares of common stock then outstanding, b) 375,000 shares, or c) a number determined by our Board of Directors. An additional 295,013 shares and 280,638 shares were reserved for issuance under the ESPP on March 1, 2010 and 2009, respectively. In the fiscal quarter ended May 31, 2010, employees purchased 96,306 shares under the ESPP, and the weighted average per share fair value of the options to purchase those shares was approximately $2.30. As of May 31, 2010, a total of 911,037 shares were available for issuance under the ESPP.
     Stock-Based Compensation Expense Associated with Awards to Employees
     We have issued employee stock-based awards in the form of stock options, PSUs, RSUs, and shares subject to the ESPP. We measure the value of stock options and shares subject to the ESPP based on the grant date fair value using the Black-Scholes pricing model. Stock-based compensation expense for PSUs and RSUs is based on the closing price of our common stock on the grant date. The aggregate fair value of the PSUs granted in May 2010 and RSUs granted in the three months ended May 31, 2010 was approximately $2.1 million and $7.8 million, respectively.
     The determination of the fair value of stock options and shares subject to the ESPP on the date of grant is affected by our stock price, as well as by assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the options and awards, actual and projected employee stock option exercise behaviors, risk-free interest rates, and expected dividends, which are set forth in the table below:

	Weighted				Weighted Average per
	Average	Expected			Share Fair Value of
	Expected	Stock	Risk-free	Expected	Options/FMV of
	Term	Price	Interest	Dividend	Awards Granted
	(in years)	Volatility	Rate	Yield	During the Period
Three months ended May 31, 2010
Stock options	4.6	68%	2.0%	0%	$3.43
ESPP	0.5	41%	0.3%	0%	$1.69
Three months ended May 31, 2009
Stock options	4.3	64%	1.7%	0%	$3.84
ESPP	0.5	95%	0.3%	0%	$3.08
     We recognized approximately $2.4 million of stock-based compensation expense in each of the three months ended May 31, 2010 and 2009. The following table summarizes gross unrecognized stock-based compensation expenses as of May 31, 2010, excluding estimated forfeitures:

	Unrecognized	Remaining
	Stock-Based	Weighted Average
	Compensation	Recognition Period
	(in thousands)	(in years)
Stock options granted after March 1, 2006	$9,423	2.5
PSUs	2,130	0.7
RSUs	7,348	2.2
ESPP	220	0.4

	$19,121	2.1

8. Income Taxes
     In the three months ended May 31, 2010, we recorded income tax expense of approximately $23,000 compared to $19,000 in the corresponding period of the prior year. The effective tax rate for the three months ended May 31, 2010 was less than 1% based on our estimated taxable income for the year. We recorded tax expense primarily for state minimum taxes and foreign taxes. The income tax expense in the corresponding period of the prior year was for federal alternative minimum income taxes, state income taxes in states where we have no net operating loss carryforwards, and foreign taxes.

     There were no material changes to our unrecognized tax benefits in the three months ended May 31, 2010 and we do not expect to have any significant changes to unrecognized tax benefits over the next twelve months. Because of our history of operating losses, all years remain open to audit.
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
     As of May 31, 2010, we had five outstanding forward contracts with an aggregate notional principal of approximately €5.5 million, which are summarized as follows (in thousands):

				Accumulated
	Notional	Notional		Amortized
	Principal	Principal	Fair Value	Implicit Interest
	(Local Currency)	(USD)	(USD)	(USD)
Euro — maturing in June 2010	€1,157	$1,776	$356	$54
Euro — maturing in February 2011	1,581	2,241	290	5
Euro — maturing in December 2010, 2011 and 2012 (1)	2,777	3,744	298	1

Total	€5,515	$7,761	$944	$60

(1)	Related to a three-year contract, under which we separately hedge each equal annual billing. The forward contracts mature in December 2010, 2011 and 2012, respectively.
     We designated these forward contracts as cash flow hedges of foreign currency denominated firm commitments. Our objective in purchasing these forward contracts was to negate the impact of currency exchange rate movements on our operating results. We record effective spot-to-spot changes in these cash flow hedges in accumulated other comprehensive income until the hedged transaction takes place. Combined implied interest on all forward contracts was excluded from effectiveness testing and is being recorded using the straight-line method over the terms of the forward contracts to interest expense and accumulated other comprehensive income. We did not incur any hedge ineffectiveness in the three months ended May 31, 2010 and 2009.

		Amount of Gain (Loss)
		Recognized In Income
		Three Months Ended
Derivatives Designated as Hedging Instruments	Location	May 31, 2010	May 31, 2009
Forward contracts	Revenue	$34	$—
     In the fiscal quarter ended May 31, 2010, we reclassified approximately $34,000 of the cumulative net unrealized gain associated with a forward contract that matured in May 2009 from accumulated other comprehensive income into revenue. Over the next 12 months, we expect to reclassify to revenue approximately $136,000 and $291,000 in net unrealized gains associated with the forward contracts that expired in May 2009 and June 2010, respectively.
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
     The following table summarizes the amounts measured at fair value (in thousands):

		Significant Other
		Observable Inputs
	Total	(Level 2)
May 31, 2010
Assets:
Foreign currency forward contracts(1)	$944	$944
February 28, 2010
Assets:
Foreign currency forward contracts(1)	$308	$308

(1)	At May 31, 2010, $752 was included in prepaid expenses and other current assets and $192 was included in other assets, net on our condensed consolidated balance sheet. At February 28, 2010, $308 was included in prepaid expenses and current assets on our condensed consolidated balance sheet.
11. Comprehensive Loss
     The following table summarizes the calculation and components of comprehensive loss, net of taxes (in thousands):

	Three Months Ended May 31,
	2010	2009
Net loss	$(5,867)	$(3,722)
Gain reclassified from accumulated other comprehensive income into revenue	(34)	—
Change in net unrealized gain and cumulative implied interest on cash flow hedges	528	(244)

Total comprehensive loss	$(5,373)	$(3,966)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. In addition, we may make other written and oral communications from time to time that contain such statements. Forward-looking statements include statements as to industry trends and future expectations of ours and other matters that do not relate strictly to historical facts. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. These forward-looking statements include statements in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included elsewhere in this Form 10-Q and in our other Securities and Exchange Commission filings, including our Annual Report on Form 10-K for the fiscal year ended February 28, 2010. Furthermore, such forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes thereto appearing elsewhere in this Form 10-Q and with the consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operation appearing in our Annual Report on Form 10-K for the fiscal year ended February 28, 2010.
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
     Our solutions consist of software services and complementary analytical services and analytical insights derived from the same platform that supports our software services. We offer our solutions individually or as a suite of integrated software services. Our solutions for the retail and CP industries include DemandTec Lifecycle Price Optimizationtm, DemandTec End-to-End Promotion Managementtm, DemandTec Assortment & Spacetm, DemandTec Targeted Marketingtm, and DemandTec Trade Effectivenesstm. The DemandTec TradePoint Networktm connects our solutions for the retail and CP industries. We sell our solutions through our direct sales force and receive a number of customer prospect introductions through third-parties, such as systems integrators, strategic consulting firms, and a data syndication company. We were incorporated in November 1999 and began selling our software in fiscal 2001. Our revenue has grown from $9.5 million in fiscal 2004 to $79.1 million in fiscal 2010, and was $18.0 million in the quarter ended May 31, 2010. Our operating expenses have also increased significantly during these same periods. We have incurred losses to date and had an accumulated deficit of approximately $95.1 million at May 31, 2010.
     We sell our software to retailers and CP companies under agreements with initial terms that generally are one to three years in length and provide a variety of services associated with our customers’ use of our software. Our software service agreements with retailers and CP companies are often large contracts. The annual contract value for each retail and CP company customer agreement is largely related to the size of the customer. These retail and CP customer agreements can create significant variability in the aggregate annual contract value of customer agreements signed in any given fiscal quarter. Our Advanced Deal Management agreements with CP companies that leverage the DemandTec TradePoint Network are principally one year in length and much smaller in annual and aggregate contract value than our other CP company customer software services contracts and our retail contracts. Generally, the agreements we have signed in the first fiscal quarter of a fiscal year have had an aggregate annual contract value less than that of the agreements signed in the preceding fiscal fourth quarter. In addition, the aggregate contract value of agreements signed can fluctuate significantly on a quarterly basis within any given fiscal year. A significant percentage of our new and existing customer add-on agreements are entered into during the last month, weeks, or even days of each quarter. We generally recognize the revenue we generate from each agreement ratably over the term of the agreement. Our ability to maintain or increase revenues depends on our attracting new customers, renewing agreements with our existing customers at comparable prices, and selling add-on software services to existing customers, as well as the success of our nextGEN strategy. Further, our revenue will be directly affected by the continued acceptance of our software in the marketplace, as well as the timing, size and term length of our customer agreements. If we are unable to successfully develop or acquire new software and enhance our existing applications, including solutions underlying our nextGEN strategy, we may not be able to attract and retain customers or increase or maintain our revenue.
     During fiscal 2009 and 2010, the global economic environment deteriorated which resulted in delays in the execution of new and some renewal customer contracts, with some customers or potential customers electing not to enter into new or renewal contracts, and with some other customers renewing at lower prices or for shorter contract periods. Accordingly, our revenue growth slowed and our deferred revenue balances decreased. In the fiscal quarter ended May 31, 2010, our revenue declined from the immediately preceding quarter. We expect that our revenue will increase in our second fiscal quarter ending August 31, 2010 and that revenue may continue to grow in the short term. However, we believe that long-term revenue growth is more difficult to predict. The impact of the adverse economic environment on our business also contributed to the net use of approximately $4.4 million of cash in operations in the quarter ended May 31, 2010 and the net use of $6.8 million of cash in operations in fiscal 2010. While we expect to generate cash from operations in our second fiscal quarter ending August 31, 2010, the signing of customer contracts and the collection of cash will continue to remain challenging and unpredictable. While there appear to be some signs of improvement in the global economic environment, we currently believe that the above global economic conditions will continue to result in a challenging environment that could negatively impact our business in the near term. Furthermore, our ability to achieve profitability will be affected by our revenue as well as our other operating expenses associated with growing our business. Our largest category of operating expenses is research and development expenses, and the largest component of our operating expenses is personnel costs.
     In June 2010, one of our existing customers signed a multi-year agreement for substantially all of our existing and certain potential future nextGEN software services. This agreement includes obligations for us to engage in certain development efforts on a commercially reasonable basis. We believe this agreement could result in this customer representing approximately 20% of our revenue during fiscal 2011. In addition, the agreement can be canceled by the customer without cause after three years and restricts our ability to sell certain future nextGEN software services and functionality to certain companies for a specific period of time.
     We are headquartered in San Mateo, California, and have sales and marketing offices in North America and Europe. In the three months ended May 31, 2010, approximately 86% of our revenue was attributable to sales of our software to companies located in the United States.
     As of June 25, 2010, we had approximately 30.1 million shares of common stock outstanding, excluding approximately 9.6 million shares subject to outstanding options, performance stock units and restricted stock units. The issuance of shares upon the exercise of these options and settlement of these units, as well as the grant of additional options and units pursuant to our equity compensation plans, would result in additional dilution and may adversely impact our earnings per share. See Note 7 of Notes to Condensed Consolidated Financial Statements.
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
     During the three months ended May 31, 2010, there were no significant changes in our critical accounting policies. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended February 28, 2010 and Note 1 of Notes to Condensed Consolidated Financial Statements included herein for a more complete discussion of our critical accounting policies and estimates.
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

	Three Months Ended May 31,
	2010	2009
	(in thousands)
Revenue	$18,045	$19,545
     Three Months Ended May 31, 2010 Compared to the Three Months Ended May 31, 2009. Revenue for the three months ended May 31, 2010 decreased approximately $1.5 million, or 8%, compared to the corresponding period of the prior year, primarily due to a $1.3 million decrease in revenue from existing customers and a $471,000 decrease in revenue from customers in the three months ended May 31, 2009 who were no longer customers in the three months ended May 31, 2010. These decreases were partially offset by $289,000 of revenue from new customers in the three months ended May 31, 2010. New customers are those that did not contribute any revenue in the three months ended May 31, 2009. Existing customers are those that contributed revenue in each of the periods presented. Our revenue growth depends on our ability to attract new customers and to retain the existing revenues from our current customers over time. Some of our initial agreements with customers included fees for software, services, or hosting components that were not needed upon renewal. As a consequence, we received lower total fees upon renewal of those agreements. Additionally, during fiscal 2010, the adverse global economic conditions continued to result in delays in the execution of new and some renewal customer contracts. Some existing customers or potential customers elected not to enter into new or renewal contracts, some renewed at lower prices and/or on less favorable terms, and some delayed the timing and/or slowed the pace of certain professional services including development projects. Accordingly, in the fiscal quarter ended May 31, 2010, our revenue declined from the immediate preceding quarter and declined from the corresponding period of the prior year. We expect that our revenue will increase in our second fiscal quarter ending August 31, 2010 and that revenue may continue to grow in the short term. However, we believe long-term revenue growth is more difficult to predict.
     Percentages of total revenue by customer type and geographic region for the periods presented were as follows:

	Three Months Ended May 31,
	2010	2009
By customer type:
Retail	79%	81%
CP	21%	19%

Total revenue	100%	100%

By location:
United States	86%	86%
International	14%	14%

Total revenue	100%	100%

     Revenue from CP companies increased as a percentage of total revenue in the three months ended May 31, 2010 compared to the corresponding period of the prior year. Revenue from customers located outside the United States remained flat as a percentage of total revenue in the three months ended May 31, 2010 compared to the corresponding period of the prior year. Over the long term, we expect that revenue from CP companies and revenue from international customers will increase as a percentage of total revenue on an annual basis.
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

	Three Months Ended May 31,
	2010	2009
	(dollars in thousands)
Revenue	$18,045	$19,545
Cost of revenue	7,114	6,704

Gross profit	10,931	12,841

Gross margin	61%	66%
     Three Months Ended May 31, 2010 Compared to the Three Months Ended May 31, 2009. Cost of revenue in the three months ended May 31, 2010 increased $410,000, or 6%, over the corresponding period of the prior year. The increase was primarily due to an increase of $269,000 in data center and equipment costs associated with a new data center in Mesa, Arizona to provide the infrastructure required to handle the anticipated increase in the level of customer data processed and analyzed in our nextGEN service offerings. In addition, other facilities-related expense increased approximately $79,000 over the corresponding period of the prior year as our rent expense increased when we moved to a new headquarters facility in December 2009.
     Our gross margin decreased to 61% in the three months ended May 31, 2010 compared to 66% in the corresponding period of the prior year, primarily due to the decrease in revenue in the three months ended May 31, 2010 and a simultaneous increase in our infrastructure costs to support our nextGEN service offerings. We anticipate, in the short term, that our gross margin will increase from the quarter ended May 31, 2010, as we begin to grow our revenue and leverage the infrastructure investments we have made to support our nextGEN service offerings.
     Research and Development Expenses
     Research and development expenses include personnel costs for our research, product management and software development personnel, and allocated overhead expenses. We devote substantial resources to extending our existing software applications as well as to developing new software.

	Three Months Ended May 31,
	2010	2009
	(dollars in thousands)
Research and development	$7,772	$8,156
Percent of revenue	43%	42%
     Three Months Ended May 31, 2010 Compared to the Three Months Ended May 31, 2009. Research and development expenses in the three months ended May 31, 2010 decreased $384,000, or 5%, from the corresponding period of the prior year, primarily due to decreased personnel costs, partially offset by increases in allocated facility costs, quality assurance lab costs and consulting expenses.
     Personnel costs decreased $641,000 in the three months ended May 31, 2010 from the corresponding period of the prior year, primarily because average headcount decreased by 13, which resulted in an approximately $489,000 decrease in payroll costs. Stock-based compensation expense, which is a component of personnel costs, decreased approximately $152,000 in the three months ended May 31, 2010 compared to the corresponding period of the prior year, primarily due to a decrease in stock-based compensation expense as PSUs and RSUs granted in fiscal 2008 and 2009 became fully vested. Partially offsetting the decrease in personnel costs, our allocated facility expense increased $128,000 in the three months ended May 31, 2010 compared to the corresponding period of the prior year, as we moved to our new San Mateo headquarters facility in December 2009 and our quality assurance lab was moved to the data center in Mesa, Arizona in February 2010. Additionally, outside consulting service costs increased $121,000 to support nextGEN projects.
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

	Three Months Ended May 31,
	2010	2009
	(dollars in thousands)
Sales and marketing	$6,325	$5,431
Percent of revenue	35%	28%
     Three Months Ended May 31, 2010 Compared to the Three Months Ended May 31, 2009. Sales and marketing expenses in the three months ended May 31, 2010 increased approximately $894,000, or 16%, over the corresponding period of the prior year, primarily as a result of increased personnel costs and increased accounts receivable reserves, partially offset by decreased marketing program costs.
     Personnel costs increased $417,000 in the three months ended May 31, 2010 over the corresponding period of the prior year, mainly due to increased salary, benefit, and stock-based compensation expenses, partially offset by decreased commission expenses. Average sales and marketing headcount increased from 41 to 47 in the three months ended May 31, 2010 compared to the corresponding period of the prior year, resulting in an increase of $443,000 in payroll costs. Stock-based compensation expense increased $112,000 in the three months ended May 31, 2010 compared to the corresponding period of the prior year, primarily as a result of RSUs granted to employees in April 2010. Commission expense decreased $138,000 as a result of a higher percentage of our bookings being renewal business over the past year, which are paid at lower rates than commissions associated with new business. In addition, reserves for accounts receivable increased $460,000, as we fully reserved for a customer invoice that is in dispute. Marketing program and event costs decreased $124,000 in the three months ended May 31, 2010 compared to the corresponding period of the prior year as we undertook fewer marketing and branding initiatives.
     In the near term, we expect that sales and marketing expenses will decrease in absolute dollars, and decrease as a percentage of revenue.
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

	Three Months Ended May 31,
	2010	2009
	(dollars in thousands)
General and administrative	$2,412	$2,374
Percent of revenue	13%	12%
     Three Months Ended May 31, 2010 Compared to the Three Months Ended May 31, 2009. General and administrative expenses in the three months ended May 31, 2010 increased $38,000, or 2%, over the corresponding period of the prior year, primarily due to an increase in personnel costs, partially offset by decreases in costs associated with Sarbanes-Oxley compliance and audit related services.
     In the near term, we expect that general and administrative expenses will remain relatively flat in absolute dollars, but decrease as a percentage of revenue.
     Amortization of Purchased Intangible Assets

	Three Months Ended May 31,
	2010	2009
	(dollars in thousands)
Amortization of purchased intangible assets	$292	$589
Percent of revenue	2%	3%
     Three Months Ended May 31, 2010 Compared to the Three Months Ended May 31, 2009. Expenses associated with amortization of purchased intangible assets decreased $297,000 in the three months ended May 31, 2010 from the corresponding period of the prior year. The decrease was primarily due to the scheduled full amortization of intangible assets associated with the purchase of rights to develop assortment optimization technology in May 2008 and certain intangible assets from the TradePoint acquisition. Intangible assets are being amortized using the straight-line method over their estimated useful lives, with an estimated remaining weighted average period of 2.0 years at May 31, 2010. The quarterly amortization expense of all existing purchased intangible assets will decline further beginning in the third quarter of fiscal 2011 and thereafter.
     Other Income, Net

	Three Months Ended May 31,
	2010	2009
	(in thousands)
Interest income	$61	$229
Interest expense	(31)	(31)
Other income (expense)	(4)	86

Other income net	$26	$284

     Three Months Ended May 31, 2010 Compared to the Three Months Ended May 31, 2009. Other income (expense), net decreased approximately $258,000 in the three months ended May 31, 2010 over the corresponding period of the prior year, primarily due to lower invested balances and decreased interest income from lower interest rates on those balances.
     Provision for Income Taxes

	Three Months Ended May 31,
	2010	2009
	(in thousands)
Provision for income taxes	$23	$19
     Three Months Ended May 31, 2010 Compared to the Three Months Ended May 31, 2009. In the three months ended May 31, 2010, we recorded income tax expense of approximately $23,000 compared to $19,000 in the corresponding period of the prior year. The effective tax rate for the three months ended May 31, 2010 was less than 1% based on our estimated taxable income for the year. We recorded tax expenses primarily for state minimum taxes and foreign taxes. The income tax expense in the corresponding period of the prior year was for federal alternative minimum income taxes, state income taxes in states where we have no net operating loss carryforwards, and foreign taxes.
     Since inception, we have incurred annual operating losses and, accordingly, have recorded a provision for income taxes primarily for federal minimum income taxes, state income taxes principally in states where we have no net operating loss carryforwards, and foreign taxes. At February 28, 2010, we had federal and state net operating loss carryforwards of approximately $70.6 million and $43.4 million, respectively, to cover future taxable income.
     Stock-Based Compensation Expense
     Total stock-based compensation expense was slightly higher in the three months ended May 31, 2010 than in the corresponding period of the prior year. The increase in stock-based compensation expense was primarily a result of stock options granted to new and existing employees subsequent to May 31, 2009 and PSUs and RSUs granted during fiscal 2010 and the three months ended May 31, 2010, offset by a decrease in stock-based compensation expense as PSUs and RSUs granted in fiscal 2008 and 2009 became fully vested. See Note 7 of Notes to our Condensed Consolidated Financial Statements contained herein for further explanation of how we derive and account for these estimates. We expect that stock-based compensation expense will vary in the future depending upon the magnitude and timing of equity incentive grants and revisions to our estimates of the number of outstanding awards expected to vest, as well as potential fluctuations in our stock price.
Liquidity and Capital Resources
     At May 31, 2010, our principal sources of liquidity consisted of cash, cash equivalents, and marketable securities of $61.3 million, accounts receivable (net of allowance) of $13.6 million, and available borrowing capacity under our credit facility of $19.1 million, after reduction of approximately $917,000 to secure the operating lease commitment associated with our San Mateo headquarters facility.
     Our $20.0 million revolving line of credit may be borrowed, repaid, and reborrowed until May 7, 2012 and includes a number of covenants and restrictions with which we must comply. For example, our ability to incur debt, grant liens, make investments, enter into mergers and acquisitions, pay dividends, repurchase our outstanding common stock, change our business, enter into transactions with affiliates, and dispose of assets is limited. To secure the line of credit, we have granted our lenders a first priority security interest in substantially all of our assets. Through the filing of this Quarterly Report on Form 10-Q, we were in compliance with all loan covenants.

	Three Months Ended May 31,
	2010	2009
	(in thousands)
Net cash used in operating activities	$(4,358)	$(614)
Net cash used in investing activities	(2,573)	(4,074)
Net cash used in financing activities	(677)	(443)
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
     In the three months ended May 31, 2010, we used approximately $4.4 million of net cash in operating activities compared to $614,000 in the corresponding period of the prior year. The increase in cash used in operating activities was primarily due to an increase of approximate $2.0 million in loss from operations in the quarter ended May 31, 2010, as we continued to maintain our infrastructure spending and headcount levels to support our nextGEN service offerings despite the expected decrease in revenue as compared to the corresponding period of the prior year. In addition, the adverse global economic conditions continued to result in delays in collection of payments from our customers and delays in the execution of new customer contracts. These factors resulted in lower deferred revenue and higher accounts receivable balances, and consequently resulted in a decrease in cash from operations by approximately $1.4 million compared to the corresponding period of the prior year. Further, other working capital items decreased cash from operations in the three months ended May 31, 2010 by approximately $330,000 compared to the corresponding period of the prior year, primarily due to the timing of payments to vendors.
     While we expect to generate cash from operating activities in our second quarter ending August 31, 2010, we anticipate that the economic environment may not improve in the near term and, as a result, the signing of customer contracts and the collection of cash will continue to remain challenging and unpredictable, thereby impacting our cash generation.
     Investing Activities
     Our primary investing activities have been capital expenditures on equipment for our data center, net purchases of marketable securities, and payments for the acquisition of businesses.
     In the three months ended May 31, 2010, we used $2.6 million of net cash in investing activities compared to $4.1 million in the corresponding period of the prior year. In the three months ended May 31, 2009, we paid $11.3 million cash associated with the Connect3 acquisition, which was offset by approximately $7.5 million of net cash inflow from maturities of marketable securities. In the three months ended May 31, 2010, there were no cash payments associated with business combinations. The net of purchases and maturities of marketable securities resulted in an approximately $1.6 million net cash outflow. Additionally, we spent approximately $1.0 million in capital equipment, mainly for our Mesa, Arizona data center.
     Financing Activities
     Our primary financing activities have been issuances of common stock related to our IPO in 2007, the exercise of stock options, the sale of shares pursuant to our ESPP, and borrowings and repayments under our credit facilities.
     In the three months ended May 31, 2010, we used $677,000 of net cash in financing activities compared to $443,000 in the corresponding period of the prior year. In April 2010, we used $937,000 to fulfill employee federal and state withholding tax obligations in connection with the vesting and settlement of certain outstanding RSUs. We withheld 148,523 shares of our common stock in lieu of the tax withholding obligations upon settlement of these RSUs. In addition, we used $426,000 of cash in payment of short-term notes payable held by former TradePoint shareholders and received approximately $686,000 of cash proceeds from the issuance of common stock under our equity incentive plans. In the three months ended May 31, 2009, we received $845,000 cash proceeds from issuance of common stock under our equity incentive plans, offset by approximately $1.3 million payment of short-term notes payable held by a former Connect3 officer and shareholder.
     We believe that our cash, cash equivalents, and marketable securities balances at May 31, 2010, along with cash provided by operating activities, if any, will be sufficient to fund our projected operating requirements for at least the next twelve months. We may need to raise additional capital or incur debt to continue to fund our operations over the long term. Our future capital requirements will depend on many factors, including revenues, profits or losses incurred there from, any expansion of our workforce, the timing and extent of any expansion into new markets, the timing of introductions of any new functionality and enhancements to our software, the timing and size of any acquisitions of other companies or assets and the continuing market acceptance of our software. We may enter into arrangements for potential acquisitions of complementary businesses, services or technologies, which also could require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all. In July 2010, we expect to distribute the remaining $1.0 million of cash consideration, less any amounts used to satisfy any claims for indemnification that we may make for certain breaches of representations, warranties and covenants, due to the former Connect3 shareholders.
     Contractual Obligations
     Our principal commitments consist of obligations under operating leases for office space in the United States, data center facilities and equipment, and merger consideration payable. Our future operating lease obligations will change if we enter into new lease agreements upon the expiration of our existing lease agreements or if we enter into new lease agreements to expand our operations.
     At May 31, 2010, the future minimum payments under these commitments, as well as payments due under our notes payable and other contractual commitments, were as follows (in thousands):

	Payments Due by Period
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating leases(1)	$10,743	$2,210	$4,588	$3,945	$—
Merger consideration payable to former Connect3 shareholders	1,000	1,000	—	—	—
Contractual commitments(2)	918	918	—	—	—

Total contractual obligations	$12,661	$4,128	$4,588	$3,945	$—

(1)	Includes approximately $9.5 million in future minimum lease payments associated with our headquarters facility in San Mateo, California, and approximately $1.1 million in future minimum lease payments for equipment and facility operating leases associated with our data center in Mesa, Arizona, all entered into in September 2009. See Note 5 of Notes to Condensed Consolidated Financial Statements.

(2)	Amounts are associated with agreements that are enforceable and legally binding and that specify all significant terms, including fixed or minimum services to be used, fixed, minimum or variable price provisions, and the approximate timing of the transaction. Obligations under contracts that we can cancel without a significant penalty are not included.
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
     Foreign Currency Risk
     As we operate internationally and fund our international operations, our cash and cash equivalents could be affected by fluctuations in foreign exchange rates. For example, we recorded approximately $4,000 of foreign currency losses and $86,000 of foreign currency gains in the three months ended May 31, 2010 and 2009, respectively.
     Certain of our international sales agreements are denominated in the country of origin currency, and therefore our revenue and receivables are subject to foreign currency risk. Also, some of our operating expenses and cash flows are denominated in foreign currencies and, thus, are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the exchange rates for the British Pound and the Euro. We periodically enter into foreign exchange forward contracts to reduce exposure in non-U.S. dollar denominated receivables. We formally assess, both at a hedge’s inception and on an ongoing basis, whether the derivatives used in hedging transactions are highly effective in negating currency risk. At May 31, 2010, we had five outstanding forward foreign exchange contracts to sell Euros for U.S. dollars through December 2012, with an aggregate notional principal of approximately €5.5 million (or approximately $7.8 million). We do not enter into derivative financial instruments for speculative or trading purposes.
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
     Interest Rate Sensitivity
     We had cash and cash equivalents totaling $13.7 million and marketable securities totaling $47.6 million at May 31, 2010. These amounts were invested primarily in government securities and corporate notes and bonds with credit ratings of at least A-1 or better, money market funds registered with the SEC under rule 2a-7 of the Investment Company Act of 1940, and interest-bearing demand deposit accounts. By policy, we limit the amount of credit exposure to any one issuer and we do not enter into investments for trading or speculative purposes. Our cash and cash equivalents and marketable securities are held and invested with capital preservation as the primary objective.
     Our cash equivalents and marketable securities are subject to market risk due to changes in interest rates. Fixed-rate interest securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. However, because we classify our marketable securities as “held-to-maturity,” no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other-than-temporary. We believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income, if any. For instance, a fluctuation in interest rates of 100 basis points at May 31, 2010 would result in a change of approximately $610,000 in annual interest income.

Item 4.	Controls and Procedures
     Evaluation of Disclosure Controls and Procedures
     We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2010, the end of the period covered by this Quarterly Report on Form 10-Q. This evaluation (the “controls evaluation”) was done under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Disclosure controls and procedures means controls and other procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed such that information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based on the controls evaluation, our CEO and CFO have concluded that as of May 31, 2010, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC and to ensure that material information relating to the Company and our consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.

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
     We have from time to time become involved in legal matters that arise in the normal course of business and otherwise. For example, we have recently become involved in a dispute with a large customer relating to services associated with a development project with that customer. We are continually assessing the potential impact of the dispute, which is at a relatively early stage. All unpaid invoice amounts outstanding in connection with this dispute, totaling $500,000, have been fully reserved pending the outcome of the dispute. There can be no assurance that the dispute or other third party claims and litigation that may arise in the future will not have a material adverse effect on our business, financial position, results of operations, or cash flows, including a loss of customers, or subject us to significant financial or other remedies.

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
     Factors that may affect our operating results include:
•	our ability to increase sales to existing customers and to renew agreements with our existing customers at comparable prices, particularly larger retail customers;
•	our ability to attract new customers, particularly larger retail and consumer products customers in both domestic and foreign markets;
•	our ability to achieve success with our “nextGEN” strategy;
•	changes in our pricing policies or those of our competitors, or pricing pressure on our software services;
•	periodic fluctuations in demand for our software and services;
•	volatility in the sales of our solutions on a quarterly basis and timing of the execution of new and renewal agreements within such quarterly periods;
•	reductions in customers’ budgets for information technology purchases and delays in their purchasing cycles, particularly in light of recent adverse global economic conditions;
•	our ability to develop and implement in a timely manner new software and enhancements that meet customer requirements, including our ability to develop certain substantial and customer-specific functionality as required under certain customer engagements;
•	our ability to hire, train and retain key personnel;

•	any significant changes in the competitive dynamics of our market, including new entrants or substantial discounting of products;
•	our ability to control costs, including our operating expenses;
•	any significant change in our facilities-related costs;
•	the timing of hiring personnel and of large expenses such as those for trade shows and third-party professional services;
•	general economic conditions in the retail and CP markets;
•	our ability to appropriately resolve any disputes with customers;
•	outages and capacity constraints with our hosting partners; and
•	the impact of a recession or any other adverse global economic conditions on our business, including a delay in signing or a failure to sign significant customer agreements.
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
     We have a history of losses and have not achieved profitability in any fiscal year. We experienced net losses of $11.8 million, $5.0 million and $4.5 million in fiscal 2010, fiscal 2009 and fiscal 2008, respectively, and a net loss of $5.9 million in the three months ended May 31, 2010. At May 31, 2010, we had an accumulated deficit of $95.1 million. We expect to continue to incur net losses in fiscal 2011 and perhaps beyond. In addition, our cost of revenue and operating expenses may increase in future periods as we implement initiatives to continue to grow our business. If the recent adverse global economic environment continues to negatively impact our business and our revenue does not increase to offset these expected increases in cost of revenue and operating expenses, we will not be profitable. For example, in fiscal 2010 our costs grew faster than our revenue such that our net loss increased to $11.8 million in fiscal 2010 compared to $5.0 million in fiscal 2009. In the near term, our revenue growth may continue to slow, or revenue itself may decline from prior periods. For instance, our revenue for the quarter ended May 31, 2010 declined from the immediately preceding quarter. Accordingly, we cannot assure you that we will be able to achieve or maintain profitability in the future.
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
     We derive a significant percentage of our revenue from a relatively small number of customers, and the loss of any one or more of those customers could decrease our revenue and harm our current and future operating results. Our retail customers accounted for 79% of our revenue in the three months ended May 31, 2010. Our three largest customers accounted for approximately 31% and 29% of our revenue in the three months ended May 31, 2010 and 2009, respectively. In addition, in June 2010, one of our existing customers signed a multi-year agreement for substantially all of our current and certain potential future nextGEN software services, and we believe this agreement could result in this customer representing approximately 20% of our revenue during fiscal 2011. Although our largest customers may vary from period to period, we anticipate that we will continue to depend on revenue from a relatively small number of our large retail customers. We have recently become involved in a dispute with a large customer relating to a development project with that customer. See “Risk Factors — Third-party claims and litigation could seriously harm our business.” Further, our ability to grow revenue depends on our ability to increase sales to existing customers, to renew agreements with our existing customers and to attract new customers. In fiscal 2010 and three months ended May 31, 2010, we did not add any significant large new retail customers. Further, our revenue for the quarter ended May 31, 2010 declined from the immediately preceding quarter. If economic factors, including the recent adverse global economic conditions, were to have a continued or increasingly negative impact on the retail market segment, it could reduce the amount that these customers spend on information technology, which would adversely affect our revenue and results of operations.
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
     We generally recognize revenue ratably over the terms of our customer agreements and invoice our customers in advance for annual use of our software and certain implementation services on a fixed fee basis. As a result, most of our quarterly revenue results from agreements entered into during previous quarters. Consequently, a decline in new or renewed agreements in a particular quarter, as well as any renewals at reduced annual dollar amounts, will not be reflected in any significant manner in our revenue for that quarter, but it will negatively affect revenue in future quarters. For example, in fiscal 2009 and fiscal 2010 the global economic environment deteriorated compared to prior periods. This has resulted in delays in the execution of new and some renewal customer contracts, with some customers or potential customers electing not to enter into new or renewal contracts, and some other customers renewing at lower prices. Accordingly, our revenue growth has slowed and even declined in the quarter ended May 31, 2010 compared to the immediately prior quarter, and our deferred revenue balance at February 28, 2010 was lower compared to prior periods, which may adversely impact our revenue in the future.
We may expand through acquisitions of and/or partnerships with other companies, which may divert our management’s attention and result in unexpected operating and technology integration difficulties, increased costs and dilution to our stockholders.
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
     Our ability to attract new customers, renew agreements with existing customers and maintain or increase revenue from existing customers will depend in large part on our ability to anticipate the changing needs of the retail and CP industries, to enhance our increasingly complex existing software and to introduce new software that meet those needs. Certain of our implementation and integration engagements, particularly with respect to initial deployment with larger customers, have become increasingly complex. Further, certain of our engagements require, and other future engagements may require, us to develop certain substantial and customer-specific functionality. Such engagements can be significantly more time-consuming and complicated than our other customer engagements. Any new software may not be introduced in a timely or cost-effective manner and may not achieve market acceptance, meet customer expectations or contractual commitments, or generate revenue sufficient to recoup the cost of development or acquisition of such software. For example, we have not yet completed development or achieved market acceptance of certain components of our solutions underlying our “nextGEN” strategy with respect to which we have made certain commitments to engage in development efforts on a commercially reasonable basis. Further, we have recently become involved in a dispute with a large customer relating to a development project with that customer. If we are unable to successfully develop or acquire new software and enhance our existing applications to meet customer requirements, we may not be able to attract or retain customers.
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
     To date, we have derived most of our revenue from retail customers. In the three months ended May 31, 2010, we generated approximately 79% of our revenue from sales to retail customers, while we generated approximately 21% of our revenue from sales to CP companies. In the three months ended May 31, 2009, we generated approximately 81% of our revenue from sales to retail customers while we generated approximately 19% of our revenue from sales to CP companies. In order to grow our revenue and to achieve our long-term strategic objectives, it is important for us to expand our sales to derive a more significant portion of our revenue from new and existing CP customers. If CP companies do not widely accept our software, our revenue growth and business will be harmed.
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
     Our software is inherently complex and may contain material defects or errors that may cause it to fail to perform in accordance with customer expectations. Any defects that cause interruptions to the availability of our software could result in lost or delayed market acceptance and sales, require us to provide sales credits or issue refunds to our customers, cause existing customers not to renew their agreements and prospective customers not to purchase our software, divert development resources, hurt our reputation and expose us to claims for liability. After the release of our software, defects or errors may also be identified from time to time by our internal team and by our customers. In addition, we have occasionally entered into service level agreements with our customers warranting defined levels of uptime reliability and software performance and permitting those customers to receive service credits or discounted future services, or to terminate their agreements in the event that we fail to meet those levels. The costs incurred in correcting any material defects or errors in our software or in failing to meet any such service levels may be substantial.
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
     Portions of our software development, sustaining engineering, quality assurance and testing, operations and customer support are provided by Sonata Services Limited, or Sonata, a third party located in Shanghai, China. As of May 31, 2010, in addition to our 147 employees in our operations, customer support, science, product management and engineering groups located in the United States, an additional 65 Sonata personnel were dedicated to our projects. Remotely coordinating a third party in China requires significant management attention and substantial resources, and there can be no assurance that we will be successful in coordinating these activities. Furthermore, if there is a disruption to these operations in China, it will require that substantial management attention and time be devoted to achieving resolution. If Sonata were to stop providing these services or if there was widespread departure of trained Sonata personnel, this could cause a disruption in our product development process, quality assurance and product release cycles and customer support organizations and require us to incur additional costs to replace and train new personnel.
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
     We have expanded our overall business, headcount and operations in recent periods. For instance, our headcount grew from 198 employees at February 28, 2007 to 313 employees at May 31, 2010. Headcount in research and development increased from 99 employees at February 28, 2007 to 117 employees at May 31, 2010. We may need to continue to expand our operations in order to increase our customer base and to develop additional software. Increases in our customer base could create challenges in our ability to implement our software and support our customers. In addition, we will be required to continue to improve our operational, financial and management controls and our reporting procedures. As a result, we may be unable to manage our business effectively in the future, which may negatively impact our operating results.
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
     We have from time to time become involved in legal matters that arise in the normal course of business and otherwise. For example, we have recently become involved in a dispute with a large customer relating to a development project with that customer. We are continuing to assess the potential impact of the dispute, which is at a relatively early stage. There can be no assurance that the dispute or other third party claims and litigation that may arise in the future will not have a material adverse effect on our business, financial position, results of operations, or cash flows, including a loss of customers, or subject us to significant financial or other remedies.
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
     At May 31, 2010, our directors, executive officers and holders of ten percent or more of our common stock beneficially owned, in the aggregate, approximately 21.6% of our outstanding common stock. As a result, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit your ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.
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
     In August 2007, we used $3.0 million of our proceeds to settle our credit facility and used $10.2 million of our proceeds to settle our term loan with Silicon Valley Bank and Gold Hill Venture Lending 03, LP. In fiscal 2010, we used $12.3 million of our proceeds to pay Connect3’s former shareholders in connection with our February 2009 acquisition of Connect3 and $1.3 million cash to pay off short-term notes payable held by a former Connect3 officer and principal shareholder. As of May 31, 2010, approximately $30.8 million of aggregate net proceeds remained invested in short-term interest-bearing obligations, investment-grade instruments, certificates of deposit or direct or guaranteed obligations of the United States government or in operating cash accounts. In July 2010, we expect to distribute the remaining $1.0 million of cash consideration, less any amounts used to satisfy claims for indemnification that we may make for certain breaches of representations, warranties and covenants, due to the former Connect3 shareholders.
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
(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Total Number
			of Shares	Maximum
			Purchased as	Approximate Dollar
			Part of	Value of Shares
	Total Number	Average	Publicly	that May Yet be
	of Shares	Price Paid	Announced	Purchased Under
Period	Purchased(1)	per Share	Program	the Program
March 1, 2010 — March 31, 2010	—	$—	—	$—
April 1, 2010 — April 30, 2010	148,523	6.31	—	—
May 1, 2010 — May 31, 2010		—	—	—

Total	148,523	$6.31	—	$—

(1)	In connection with the vesting and settlement of certain outstanding RSUs, we withheld 148,523 shares of our common stock in settlement of employee income and payroll tax withholding obligations and paid the corresponding amounts in cash, approximately $937,000, to the appropriate federal and state taxing authorities.

Item 3.	Defaults Upon Senior Securities
     None.

Item 4.	(Removed and Reserved)
     Not applicable.

Item 5.	Other Information
     None.

Item 6.	Exhibits

Exhibit
No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	This certification is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of DemandTec, Inc. under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: July 2, 2010

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