Form 10-Q
period 2010-08-31
DemandTec, Inc.
filed 2010-10-01
CIK 1400400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s common stock, par value $0.001, outstanding as of September 24, 2010 was: 30,472,401.

DEMANDTEC, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
DemandTec, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except par value data)

	August 31,	February 28,
	2010	2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,591	$21,335
Marketable securities	52,502	36,068
Accounts receivable, net of allowances of $630 and $145 as of August 31, 2010 and February 28, 2010, respectively	12,768	13,984
Prepaid expenses and other current assets	6,013	3,127

Total current assets	83,874	74,514
Marketable securities, non-current	2,616	9,881
Property, equipment and leasehold improvements, net	6,330	4,777
Intangible assets, net	2,812	4,328
Goodwill	16,599	16,599
Other assets, net	1,110	563

Total assets	$113,341	$110,662

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$9,007	$12,441
Deferred revenue	49,300	38,462
Notes payable, current	8	434
Merger consideration payable	—	1,000

Total current liabilities	58,315	52,337

Deferred revenue, non-current	290	459
Other long-term liabilities	1,221	928
Commitments and contingencies (see Note 5)
Stockholders’ equity:
Common stock, $0.001 par value — 175,000 shares authorized; 30,374 and 29,501 shares issued and outstanding, respectively, as of August 31, 2010 and February 28, 2010	30	29
Additional paid-in capital	150,632	145,600
Accumulated other comprehensive income	788	527
Accumulated deficit	(97,935)	(89,218)

Total stockholders’ equity	53,515	56,938

Total liabilities and stockholders’ equity	$113,341	$110,662

See Notes to Condensed Consolidated Financial Statements.

DemandTec, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2010	2009	2010	2009
Revenue	$20,388	$19,796	$38,433	$39,341
Cost of revenue(1)(2)	7,082	6,300	14,196	13,004

Gross profit	13,306	13,496	24,237	26,337

Operating expenses:
Research and development(2)	7,774	7,997	15,546	16,153
Sales and marketing(2)	5,662	5,414	11,987	10,845
General and administrative(2)	2,428	2,786	4,840	5,160
Restructuring charges	—	—	—	278
Amortization of purchased intangible assets	291	588	583	1,177

Total operating expenses	16,155	16,785	32,956	33,613

Loss from operations	(2,849)	(3,289)	(8,719)	(7,276)
Other income, net
Interest income	67	162	128	391
Interest expense	(13)	(31)	(44)	(62)
Other income (expense)	(2)	21	(6)	107

Other income, net	52	152	78	436
Loss before provision for income taxes	(2,797)	(3,137)	(8,641)	(6,840)
Provision for income taxes	53	8	76	27

Net loss	$(2,850)	$(3,145)	$(8,717)	$(6,867)

Net loss per common share, basic and diluted	$(0.09)	$(0.11)	$(0.29)	$(0.24)

Shares used in computing net loss per common share, basic and diluted	30,210	28,535	29,994	28,346

(1) Includes amortization of purchased intangible assets	$466	$465	$931	$931

(2) Includes stock-based compensation expense as follows:

Cost of revenue	$476	$523	$828	$941
Research and development	844	948	1,549	1,804
Sales and marketing	675	652	1,407	1,271
General and administrative	636	719	1,296	1,244

Total stock-based compensation expense	$2,631	$2,842	$5,080	$5,260

See Notes to Condensed Consolidated Financial Statements.

DemandTec, Inc
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	August 31,
	2010	2009
Operating activities:
Net loss	$(8,717)	$(6,867)
Adjustment to reconcile net loss to net cash provided by operating activities:
Depreciation	1,568	1,551
Stock-based compensation expense	5,080	5,260
Amortization of purchased intangible assets	1,514	2,108
Provision for doubtful accounts	485	5
Other	(53)	9
Changes in operating assets and liabilities:
Accounts receivable	567	6,395
Prepaid expenses and other current assets	(2,556)	660
Other assets	(402)	(5)
Accounts payable and accrued liabilities	(1,684)	486
Accrued compensation	(1,548)	(1,072)
Deferred revenue	10,669	(7,155)

Net cash provided by operating activities	4,923	1,375

Investing activities:
Purchases of property, equipment and leasehold improvements	(3,125)	(481)
Purchases of marketable securities	(37,964)	(28,390)
Maturities of marketable securities	28,795	40,000
Acquisition of TradePoint	(426)	—
Acquisition of Connect3	(900)	(12,544)

Net cash used in investing activities	(13,620)	(1,415)

Financing activities:
Proceeds from issuance of common stock, net of repurchases	890	1,387
Payment of employee withholding tax in lieu of issuing common stock	(937)	—
Payments on notes payable	—	(1,286)

Net cash provided by (used in) financing activities	(47)	101

Effect of exchange rate changes on cash and cash equivalents	—	36

Net increase (decrease) in cash and cash equivalents	(8,744)	97
Cash and cash equivalents at beginning of period	21,335	33,572

Cash and cash equivalents at end of period	$12,591	$33,669

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
     Basis of Presentation
     Our condensed consolidated financial statements include our accounts and those of our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Our fiscal year ends on the last day in February. References to fiscal 2011, for example, refer to our fiscal year ending February 28, 2011. The accompanying condensed consolidated balance sheet as of August 31, 2010, the condensed consolidated statements of operations for the three and six months ended August 31, 2010 and 2009, and the condensed consolidated statements of cash flows for the six months ended August 31, 2010 and 2009 are unaudited. The condensed consolidated balance sheet data as of February 28, 2010 was derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended February 28, 2010 (the “Form 10-K”) filed with the Securities and Exchange Commission, or SEC, on April 23, 2010. The accompanying statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Form 10-K, as well as subsequent filings with the SEC.
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of our management, include all adjustments necessary, all of which are of a normal recurring nature, for the fair presentation of our statements of financial position and our results of operations for the periods included in this Quarterly Report on Form 10-Q. The results for the three and six months ended August 31, 2010 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending February 28, 2011.
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
     Revenue Recognition
     We generate revenue from fees under agreements with initial terms that generally are one to three years in length. Our agreements contain multiple elements, which include the use of our software, SaaS delivery services, professional services, maintenance, and customer support, and may include software development services. Professional services consist of implementation, training, data modeling, and analytical services related to our customers’ use of our software. We have determined that the elements within our agreements do not qualify for treatment as separate units of accounting. Therefore, we account for all fees received under our agreements as a single unit of accounting and recognize them ratably over the term of the related agreement, commencing upon the later of the agreement start date or the date access to the application is provided to the customers, and when all of the following conditions are also met:
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
     As of August 31, 2010 and February 28, 2010, long-lived assets located outside the United States were not significant. As of August 31, 2010, one customer accounted for 19% of our accounts receivable balance. As of February 28, 2010, three customers accounted for 48% of our accounts receivable balance.
     In the three months ended August 31, 2010, one customer accounted for 22% of total revenue. In the six months ended August 31, 2010, two customers accounted for 28% of total revenue. In the three and six months ended August 31, 2009, one customer accounted for 17% and 15%, respectively, of total revenue. Revenue by geographic region, based on the billing address of the customer, was as follows (in thousands):

	Three Months Ended August 31,		Six Months Ended August 31,
	2010	2009	2010	2009
United States	$17,655	$17,153	$32,892	$34,002
International	2,733	2,643	5,541	5,339

Total revenue	$20,388	$19,796	$38,433	$39,341

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
     Stock-Based Compensation
     We account for and recognize all share-based payments as an expense in our statements of operations. Grants of stock options generally vest over four years. We measure the value of stock options based on the grant date fair value using the Black-Scholes pricing model. Performance-based stock units, or PSUs, vest pursuant to certain performance and time-based vesting criteria set by our Compensation Committee. We evaluate the probability of meeting the performance criteria at the end of each reporting period to determine how much compensation expense to record. Because the actual number of shares to be issued is not known until the end of the performance period, the actual compensation expense related to these awards could differ from our current expectations. We also have time-based restricted stock units, or RSUs, outstanding that entitle the recipient to receive shares of our common stock upon vesting and settlement of the awards pursuant to time-based vesting criteria set by our Compensation Committee. Stock-based compensation expense for PSUs and RSUs is based on the closing price of our common stock on the grant date. We amortize the fair value of those awards, net of estimated forfeitures, as stock-based compensation expense over the vesting period of the awards.
     Net Loss per Common Share
     Basic net loss per share is computed using the weighted average number of common shares outstanding during the period, excluding any unvested common shares subject to repurchase. All common shares subject to repurchase were fully vested prior to February 28, 2010 and the weighted average number of common shares subject to repurchase was immaterial in the three and six months ended August 31, 2009.
     Potential common shares consist of the incremental common shares issuable upon the exercise of stock options or upon the settlement of PSUs and RSUs, and shares subject to issuance under our 2007 Employee Stock Purchase Program, or ESPP. The dilutive effect of such potential common shares is reflected in diluted loss per share by application of the treasury stock method and on an if-converted basis from the date of issuance. In the three months ended August 31, 2010 and 2009, weighted average outstanding shares subject to options to purchase common stock, PSUs and RSUs, and shares subject to issuance under our ESPP were approximately 2,613,000 shares and 4,085,000 shares, respectively. In the six months ended August 31, 2010 and 2009, weighted average outstanding shares subject to options to purchase common stock, PSUs and RSUs, and shares subject to issuance under our ESPP were approximately 2,803,000 shares and 4,004,000 shares, respectively. Because the Company has been in a loss position in all periods shown, shares used in computing basic and diluted net loss per common share were the same for all periods presented, as the impact of all potentially dilutive securities outstanding was anti-dilutive.
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
2. Acquisition
     In February 2009, we acquired all of the issued and outstanding capital stock of privately-held Connect3 Systems, Inc., or Connect3, a provider of advertising planning and execution software, for a purchase price of approximately $13.5 million, which consisted of $13.3 million cash and $201,000 of acquisition costs. We paid approximately $12.3 million of the consideration in fiscal 2010 and paid $900,000 in July 2010, with the remaining $100,000 withheld to satisfy certain claims for indemnification that we made.
     We accounted for the Connect3 acquisition under the purchase method of accounting. The assets acquired and liabilities assumed were recorded at fair market value, based on the valuation performed by an independent third-party valuation firm. We recorded approximately $11.3 million of goodwill, $4.5 million of identifiable intangible assets, and $2.3 million of net liabilities assumed. Intangible assets are being amortized on a straight-line basis over a period of one to two and a half years, with a remaining weighted average useful life of 1.0 year at August 31, 2010. The goodwill balance is not deductible for tax purposes. The results of Connect3’s operations are included in our condensed consolidated financial statements from the date of acquisition. Pro forma results of the acquired business have not been presented as it was not material to our condensed consolidated financial statements for all periods presented.
3. Balance Sheet Components
     Marketable Securities
     Marketable securities consisted of the following as of the dates indicated (in thousands):

	August 31, 2010				February 28, 2010
		Unrecognized		Fair		Unrecognized		Fair
	Cost	Gain	Loss	Value	Cost	Gain	Loss	Value
Commercial paper	$3,697	$—	$—	$3,697	$3,999	$3	$—	$4,002
Certificate of deposit	1,000	1	—	1,001	1,000	3	—	1,003
Corporate bonds	18,268	52	(1)	18,319	15,563	14	(10)	15,567
Obligations of government-sponsored enterprises	32,153	25	(1)	32,177	25,387	19	—	25,406

	$55,118	$78	$(2)	$55,194	$45,949	$39	$(10)	$45,978

     The following table summarizes the book value of our investments in marketable debt securities classified by the contractual maturity date of the security as of the dates indicated (in thousands):

	August 31,	February 28,
	2010	2010
Due within one year	$52,502	$36,068
Due within one to two years	2,616	9,881

	$55,118	$45,949

     Historically, all investments have been held to maturity, and thus, there were no gains or losses recognized during the periods presented. We have the ability and intent to hold our marketable securities to maturity and do not believe any of the marketable securities are impaired based on our evaluation of available evidence at August 31, 2010 and through the time of filing of this Quarterly Report on Form 10-Q. We expect to receive all principal and interest on all of our investment securities.
     Accounts Payable and Accrued Expenses
     Accounts payable and accrued expenses consisted of the following as of the dates indicated (in thousands):

	August 31,	February 28,
	2010	2010
Accounts payable	$1,076	$2,751
Accrued professional services	555	807
Income taxes payable	90	32
Accrued bonuses	2,134	3,820
Other accrued compensation	3,235	3,097
Other accrued liabilities	1,917	1,934

Total accounts payable and accrued expenses	$9,007	$12,441

4. Goodwill and Purchased Intangible Assets
     We record as goodwill the excess of the acquisition purchase price over the fair value of the tangible and identifiable intangible assets acquired. We do not amortize goodwill, but perform an annual impairment review of our goodwill during our third quarter, or more frequently if indicators of potential impairment arise. We have a single operating segment and consequently evaluate goodwill for impairment based on an evaluation of the fair value of our company as a whole. At each of August 31, 2010 and February 28, 2010, we had $16.6 million of goodwill from our acquisitions of Connect3 in February 2009 and TradePoint in November 2006.
     We record purchased intangible assets at their respective estimated fair values at the date of acquisition. Purchased intangible assets are being amortized using the straight-line method over their estimated useful lives of approximately one to seven years, with a remaining weighted average useful life of 2.0 years at August 31, 2010. We evaluate the remaining useful lives of intangible assets on a periodic basis to determine whether events or circumstances warrant a revision to the remaining estimated amortization period. Amortization expense related to the purchased intangible assets was approximately $757,000 and $1.5 million in the three and six months ended August 31, 2010, respectively, and approximately $1.1 million and $2.1 million in the three and six months ended August 31, 2009, respectively.
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
     Legal Proceedings
     We have from time to time become involved in legal matters that arise in the normal course of business and otherwise. For example, we were recently involved in a dispute with a customer relating to certain services. There can be no assurance that third party claims and litigation that may arise in the future will not have a material adverse effect on our business, financial position, results of operations, or cash flows, including a loss of customers, or subject us to significant financial or other remedies.
6. Debt
     In May 2009, we amended our revolving line of credit that we had entered in April 2008 to, among other things, extend the maturity date of the loan agreement and to increase the revolving line of credit from $15.0 million to $20.0 million. The amended revolving line of credit can be used to (a) borrow revolving loans, (b) issue letters of credit, and (c) enter into foreign exchange contracts. Revolving loans may be borrowed, repaid, and reborrowed until May 7, 2012. Amounts borrowed will bear interest, at our option, at either (1) a floating per annum rate equal to the financial institution’s prime rate, or (2) the greater of (A) the LIBOR rate plus 250 basis points or (B) a per annum rate equal to 4.0%. A default interest rate shall apply during an event of default at a rate per annum equal to 500 basis points above the otherwise applicable interest rate. The line of credit is collateralized by substantially all of our assets and requires us to comply with working capital, net worth, and other non-financial covenants, including limitations on indebtedness and restrictions on dividend distributions, among others. In September 2009, the available balance was reduced by approximately $917,000 to $19.1 million due to the issuance of a letter of credit securing a new operating lease commitment. There were no outstanding amounts under the line of credit at August 31, 2010. Through the filing of this Quarterly Report on Form 10-Q, we were in compliance with all loan covenants.
7. Stock-Based Compensation
     Equity Incentive Plans
     1999 Equity Incentive Plan
     In December 1999, our Board of Directors adopted the 1999 Equity Incentive Plan (the “1999 Plan”). The 1999 Plan, provided for incentive or nonstatutory stock options, stock bonuses, and rights to acquire restricted stock to be granted to employees, outside directors, and consultants. We ceased issuing awards under the 1999 Plan upon the completion of our IPO in August 2007. As of August 31, 2010, options to purchase 4,196,280 shares were outstanding under the 1999 Plan. Such options are exercisable as specified in each option agreement, generally vest over four years, and expire no more than ten years from the date of grant. If options awarded under the 1999 Plan are forfeited or repurchased, then shares underlying those options will no longer be available for awards.
     2007 Equity Incentive Plan
     In May 2007, our Board of Directors adopted, and in July 2007 our stockholders approved, the 2007 Equity Incentive Plan (the “2007 Plan”). The 2007 Plan became effective upon our IPO. The 2007 Plan, which is administered by the Compensation Committee of our Board of Directors, provides for stock options, stock units, restricted shares, and stock appreciation rights to be granted to employees, outside directors and consultants. We initially reserved 3.0 million shares of our common stock for issuance under the

2007 Plan. In addition, on the first day of each fiscal year commencing with fiscal year 2009, the aggregate number of shares reserved for issuance under the 2007 Plan is automatically increased by a number equal to the lowest of a) 5% of the total number of shares of common stock then outstanding, b) 3,750,000 shares, or c) a number determined by our Board of Directors. As of August 31, 2010, 7,202,390 shares were reserved for issuance under the 2007 Plan.
     Stock Options
     Options granted under the 2007 Plan may be either incentive stock options or nonstatutory stock options and are exercisable as determined by the Compensation Committee and as specified in each option agreement. Options vest over a period of time as determined by the Compensation Committee, generally four years, and generally expire seven years (but in any event no more than ten years) from the date of grant. The exercise price of any stock option granted under the 2007 Plan may not be less than the fair market value of our common stock on the date of grant. The term of the 2007 Plan is ten years. As of August 31, 2010, options to purchase 3,303,908 shares were outstanding under the 2007 Plan.
     Performance Stock Units (“PSUs”)
     PSUs are awards under the 2007 Plan that entitle the recipient to receive shares of our common stock upon vesting and settlement of the awards pursuant to certain performance and time-based vesting criteria set by our Compensation Committee.
     In May and June 2009, our Compensation Committee granted 901,000 and 25,000 PSUs, respectively, to certain of our executive officers and other employees. These PSU grants related to fiscal 2010 company performance objectives and subsequent individual service requirements over a period of approximately 23 months subject to each grantee’s continued service. In May 2010, our Compensation Committee granted 314,250 PSUs to our executive officers, which relate to fiscal 2011 company performance objectives and subsequent individual service requirements over a period of approximately 17 months subject to each grantee’s continued service. As of August 31, 2010, there were approximately 495,000 shares subject to outstanding PSUs from these grants.
     Restricted Stock Units (“RSUs”)
     RSUs are awards under the 2007 Plan that entitle the recipient to receive shares of our common stock upon vesting and settlement of the awards pursuant to time-based vesting criteria set by our Compensation Committee.
     In the fiscal quarter ended May 31, 2008, our Compensation Committee granted 545,900 RSUs to our executive officers and certain other employees. In the six months ended August 31, 2010, 459,450 of these RSUs, representing all remaining outstanding RSUs from this grant, were fully vested. In connection with the vesting and settlement of these RSUs, we withheld 148,523 shares of our common stock in settlement of employee income and payroll tax withholding obligations and paid the corresponding amounts in cash, approximately $937,000, to the appropriate federal and state taxing authorities.
     In January 2010, our Compensation Committee granted 100,000 RSUs, which will vest over a period of approximately four years, subject to the grantee’s continued services. In the six months ended August 31, 2010, our Compensation Committee granted 1,270,500 RSUs to certain of our executive officers and other employees. Such RSUs will vest over a period of approximately 24 to 27 months, subject to each grantee’s continued service. In August 2010, our Compensation Committee granted a total of 79,317 RSUs to the non-employee members of our board of directors, which will be fully vested on the earlier of a) the date of our 2011 Annual Meeting of Stockholders, or b) one year from the date of grant. As of August 31, 2010, there were approximately 1,386,000 shares subject to outstanding RSUs.

     A summary of the activity during the six months ended August 31, 2010 under our 1999 and 2007 Plans follows:

	Shares	Shares Subject	Weighted Average	Shares	Shares
	Available	to Options	Option Exercise	Subject to PSUs	Subject to RSUs
	for Grant	Outstanding	Price per Share	Outstanding	Outstanding
	(Shares in thousands)
Balance at February 28, 2010	1,359	7,248	$5.72	387	560
Additional shares authorized	1,475	—	—	—	—
Options granted	(896)	896	6.25	—	—
PSUs granted	(314)	—	—	314
RSUs granted	(1,350)	—	—	—	1,350
Options exercised	—	(277)	1.34	—	—
1999 Plan options cancelled/forfeited (1)	—	(42)	9.67	—	—
2007 Plan options cancelled/forfeited	325	(325)	8.76	—	—
PSUs and RSUs released	—	—	—	(188)	(459)
PSUs and RSUs cancelled/forfeited	83	—	—	(18)	(65)

Balance at August 31, 2010	682	7,500	5.79	495	1,386

(1)	Under the terms of the 1999 Plan, shares underlying cancelled or forfeited options are no longer available for awards.
     Employee Stock Purchase Plan (“ESPP”)
     In May 2007 our Board of Directors adopted, and in July 2007 our stockholders approved, the 2007 Employee Stock Purchase Plan. We subsequently amended the ESPP in March 2010. Under the ESPP, eligible employees may purchase shares of common stock at a price per share equal to 85% of the lesser of the fair market values of our common stock at the beginning or end of the applicable offering period. The initial offering period commenced on August 8, 2007 and ended on April 15, 2008. Each subsequent offering period lasts for six months. We initially reserved 500,000 shares of our common stock for issuance under the ESPP. In addition, on the first day of each fiscal year commencing with fiscal year 2009, the aggregate number of shares reserved for issuance under the ESPP is automatically increased by a number equal to the lowest of a) 1% of the total number of shares of common stock then outstanding, b) 375,000 shares, or c) a number determined by our Board of Directors. In the six months ended August 31, 2010, employees purchased 96,306 shares under the ESPP, and the weighted average per share fair value of the options to purchase those shares was approximately $2.30. As of August 31, 2010, a total of 911,037 shares were available for issuance under the ESPP.
     Stock-Based Compensation Expense Associated with Awards to Employees
     We have issued employee stock-based awards in the form of stock options, PSUs, RSUs, and shares subject to the ESPP. We measure the value of stock options and shares subject to the ESPP based on the grant date fair value using the Black-Scholes pricing model. Stock-based compensation expense for PSUs and RSUs is based on the closing price of our common stock on the grant date. The aggregate fair value of the PSUs and RSUs granted in the six months ended August 31, 2010 was approximately $2.1 million and $8.4 million, respectively.
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

	Weighted
	Average	Expected			Weighted Average per
	Expected	Stock	Risk-free	Expected	Options/FMV of
	Term	Price	Interest	Dividend	Awards Granted
	(in years)	Volatility	Rate	Yield	During the Period
Three months ended August 31, 2010(1)
Stock options	4.6	66%	2.3%	0%	$3.50
Three months ended August 31, 2009(1)
Stock options	4.3	66%	2.1%	0%	$4.60
Six months ended August 31, 2010
Stock options	4.6	68%	2.1%	0%	$3.45
ESPP	0.5	41%	0.3%	0%	$1.69
Six months ended August 31, 2009
Stock options	4.3	65%	1.9%	0%	$4.10
ESPP	0.5	95%	0.3%	0%	$3.08

(1)	No ESPP shares were issued in the three months ended August 31, 2010 and 2009.
     We recognized approximately $2.6 million and $2.8 million of stock-based compensation expense in the three months ended August 31, 2010 and 2009, respectively, and recognized approximately $5.1 million and $5.3 million of stock-based compensation expense in the six months ended August 31, 2010 and 2009, respectively. The following table summarizes gross unrecognized stock-based compensation expenses as of August 31, 2010, excluding estimated forfeitures:

	Unrecognized	Remaining
	Stock-Based	Weighted Average
	Compensation	Recognition Period
	(in thousands)	(in years)
Stock options	$9,038	2.6
PSUs	1,607	0.8
RSUs	7,308	1.9
ESPP	72	0.1

	$18,025	2.2

8. Income Taxes
     In the three and six months ended August 31, 2010, we recorded income tax expense of approximately $53,000 and $76,000, respectively, compared to $8,000 and $27,000, respectively, in the corresponding periods of the prior year. The effective tax rate for the three and six months ended August 31, 2010 was less than 1% based on our estimated taxable income for the year. We recorded tax expense primarily for state minimum taxes or income taxes in states where we have no net operating loss carryforwards and foreign taxes.
     There were no material changes to our unrecognized tax benefits in the three and six months ended August 31, 2010 and we do not expect to have any significant changes to unrecognized tax benefits over the next twelve months. Because of our history of operating losses, all years remain open to audit.
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
     As of August 31, 2010, we had four outstanding forward contracts with an aggregate notional principal of approximately €4.4 million, which are summarized as follows (in thousands):

				Accumulated
	Notional	Notional		Amortized
	Principal	Principal	Fair Value	Implicit Interest
	(Local Currency)	(USD)	(USD)	(USD)
Euro — maturing in February 2011	€1,581	$2,241	$236	$8
Euro — maturing in December 2010, 2011 and 2012 (1)	2,777	3,744	221	3

Total	€4,358	$5,985	$457	$11

(1)	Related to a three-year contract, under which we separately hedge each equal annual billing amounts. The forward contracts mature in December 2010, 2011 and 2012, respectively.
     We designated these forward contracts as cash flow hedges of foreign currency denominated firm commitments. Our objective in purchasing these forward contracts was to negate the impact of currency exchange rate movements on our operating results. We record effective spot-to-spot changes in these cash flow hedges in accumulated other comprehensive income until the hedged transaction takes place. Combined implied interest on all forward contracts was excluded from effectiveness testing and is being recorded using the straight-line method over the terms of the forward contracts to interest expense and accumulated other comprehensive income. We did not incur any hedge ineffectiveness in the six months ended August 31, 2010 and 2009.

	Amount of Gain (Loss) Recognized In Income
		Three Months Ended August 31,		Six Months Ended August 31,
Derivatives Designated as Hedging Instruments	Location	2010	2009	2010	2009
Forward contracts	Revenue	$106	$34	$140	$34
     In the three and six months ended August 31, 2010, we reclassified approximately $106,000 and $140,000, respectively, of the cumulative net unrealized gain from other comprehensive income into revenue. Over the next 12 months, we expect to reclassify to revenue approximately $101,000 and $218,000 in net unrealized gains associated with the forward contracts that settled in May 2009 and June 2010, respectively.
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

     The following table summarizes the amounts measured at fair value (in thousands):

		Significant Other
		Observable Inputs
	Total	(Level 2)
August 31, 2010
Assets:
Foreign currency forward contracts(1)	$457	$457
February 28, 2010
Assets:
Foreign currency forward contracts(1)	$308	$308

(1)	At August 31, 2010, $310 was included in prepaid expenses and other current assets and $147 was included in other assets, net on our condensed consolidated balance sheet. At February 28, 2010, $308 was included in prepaid expenses and current assets on our condensed consolidated balance sheet.
11. Comprehensive Loss
     The following table summarizes the calculation and components of comprehensive loss, net of taxes (in thousands):

	Three Months Ended August 31,		Six Months Ended August 31,
	2010	2009	2010	2009
Net loss	$(2,850)	$(3,145)	$(8,717)	$(6,867)
Gain reclassified from accumulated comprehensive income into revenue	(106)	(34)	(140)	(34)
Change in net unrealized gain and cumulative implied interest on forward contracts	(127)	(17)	401	(261)

Total comprehensive loss	$(3,083)	$(3,196)	$(8,456)	$(7,162)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
     Our solutions consist of software services and complementary analytical services and analytical insights derived from the same platform that supports our software services. We offer our solutions individually or as a suite of integrated software services. Our solutions for the retail and CP industries include DemandTec Lifecycle Price Optimizationtm, DemandTec End-to-End Promotion Managementtm, DemandTec Assortment & Spacetm, DemandTec Shopper Insightstm, DemandTec Targeted Marketingtm, and DemandTec Trade Effectivenesstm. The DemandTec TradePoint Networktm connects our solutions for the retail and CP industries. We sell our solutions through our direct sales force and receive a number of customer prospect introductions through third-parties, such as systems integrators, strategic consulting firms, and a data syndication company. We were incorporated in November 1999 and began selling our software in fiscal 2001. Our revenue has grown from $9.5 million in fiscal 2004 to $79.1 million in fiscal 2010, and was $38.4 million in the six months ended August 31, 2010. Our operating expenses have also increased significantly during these same periods. We have incurred losses to date and had an accumulated deficit of approximately $97.9 million at August 31, 2010.
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
     During fiscal 2009 and 2010, the global economic environment deteriorated which resulted in delays in the execution of new and some renewal customer contracts, with some customers or potential customers electing not to enter into new or renewal contracts, and with some other customers renewing at lower prices or for shorter contract periods. Accordingly, our revenue growth slowed and our deferred revenue balances decreased during those periods. In each of the fiscal quarters ended February 28, 2010 and May 31, 2010, our revenue declined from the respective immediately preceding quarters. The impact of the adverse economic environment on our business also contributed to the net use of approximately $4.4 million of cash in operations in the quarter ended May 31, 2010 and the net use of $6.8 million of cash in operations in fiscal 2010. In the fiscal quarter ended August 31, 2010, our revenue increased approximately $2.3 million from the fiscal quarter ended May 31, 2010, and increased approximately $592,000 from the corresponding quarter of the prior year. In addition, we generated approximately $9.3 million of cash from operations in three months ended August 31, 2010. We expect that our revenue will increase in our third fiscal quarter ending November 30, 2010 and that revenue may continue to grow in the short term. However, we believe that long-term revenue growth is more difficult to predict. While there appear to be some signs of improvement in the global economic environment, we currently believe that the above global economic conditions will continue to result in a challenging environment that could negatively impact our business. Furthermore, our ability to achieve profitability will be affected by our revenue as well as our other operating expenses associated with growing our business. Our largest category of operating expenses is research and development expenses, and the largest component of our operating expenses is personnel costs.
     In June 2010, we signed a multi-year agreement with Target for substantially all of our existing and certain potential future nextGEN software services. This agreement includes obligations for us to engage in certain development efforts on a commercially reasonable basis. We believe this agreement could result in this customer representing approximately 20% of our revenue during fiscal 2011. In addition, the agreement can be canceled by the customer without cause after three years and restricts our ability to sell certain future nextGEN software services and functionality to certain companies for a specific period of time.
     We are headquartered in San Mateo, California, and have sales and marketing offices in North America and Europe. In the three and six months ended August 31, 2010, approximately 87% and 86%, respectively, of our revenue was attributable to sales of our software to companies located in the United States.
     As of September 24, 2010, we had approximately 30.5 million shares of common stock outstanding, excluding approximately 9.4 million shares subject to outstanding options, performance stock units and restricted stock units. The issuance of shares upon the exercise of these options and settlement of these units, as well as the grant of additional options and units pursuant to our equity compensation plans, would result in additional dilution and may adversely impact our earnings per share. See Note 7 of Notes to Condensed Consolidated Financial Statements.
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
     During the three and six months ended August 31, 2010, there were no significant changes in our critical accounting policies. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended February 28, 2010 and Note 1 of Notes to Condensed Consolidated Financial Statements included herein for a more complete discussion of our critical accounting policies and estimates.
     Results of Operations
     Revenue
     We derive all of our revenue from customer agreements that cover the use of our software, various services associated with our customers’ use of our software, and may include software development services. We generally recognize all revenue ratably over the term of the agreement. Our agreements are generally non-cancellable, but customers typically have the right to terminate their agreement for cause if we materially breach our obligations under the agreement and, in certain situations, may have the ability to extend the duration of their agreement on pre-negotiated terms. We invoice our customers in accordance with contractual terms, which generally provide that our customers are invoiced in advance for annual use of our software. We generally provide certain implementation services on a fixed fee basis and invoice our customers in advance. In addition, we also provide implementation and training services on a time and materials basis and invoice our customers monthly in arrears. Our payment terms typically require our customers to pay us within 30 days of the invoice date.

	Three Months Ended August 31,		Six Months Ended August 31,
	2010	2009	2010	2009
	(in thousands)
Revenue	$20,388	$19,796	$38,433	$39,341
     Three and Six Months Ended August 31, 2010 Compared to the Three and Six Months Ended August 31, 2009. Revenue for the three months ended August 31, 2010 increased approximately $592,000, or 3%, from the corresponding period of the prior year, primarily due to a $534,000 increase in revenue from existing customers in the three months ended August 31, 2010. Revenue for the six months ended August 31, 2010 decreased approximately $908,000, or 2%, from the corresponding period of the prior year, primarily due to a $794,000 decrease in revenue from existing customers and a $763,000 decrease in revenue from customers in the six months ended August 31, 2009 who were no longer customers in the six months ended August 31, 2010. These decreases were partially offset by $649,000 of revenue from new customers in the six months ended August 31, 2010. Existing customers are those that contributed revenue in each of the periods presented. New customers are those that did not contribute any revenue in the corresponding periods of the prior year. Our revenue growth depends on our ability to attract new customers and to retain the existing revenues from our current customers over time. Some of our initial agreements with customers included fees for software, services, or hosting components that were not needed upon renewal. As a consequence, we received lower total fees upon renewal of those agreements. Additionally, during fiscal 2010, the adverse global economic conditions continued to result in delays in the execution of new and some renewal customer contracts. Some existing customers or potential customers elected not to enter into new or renewal contracts, some renewed at lower prices and/or on less favorable terms, and some delayed the timing and/or slowed the pace of certain professional services, including development projects. Accordingly, in the fiscal quarter ended May 31, 2010, our revenue declined from the immediately preceding quarter and declined from the corresponding period of the prior year. In the three months ended August 31, 2010, our revenue increased from the immediately preceding quarter, primarily because our renewals of and add-ons to existing customer contracts improved. We expect that our revenue will increase in our third quarter ending November 30, 2010 and may continue to grow in the short term. However, we believe long-term revenue growth is more difficult to predict.
     Percentages of total revenue by customer type and geographic region for the periods presented were as follows:

	Three Months Ended August 31,		Six Months Ended August 31,
	2010	2009	2010	2009
By customer type:
Retail	81%	82%	80%	82%
CP	19	18	20	18

Total revenue	100%	100%	100%	100%

By location:
United States	87%	87%	86%	86%
International	13	13	14	14

Total revenue	100%	100%	100%	100%

     Revenue from CP companies increased as a percentage of total revenue by one and two percentage points, respectively, in the three and six months ended August 31, 2010 compared to the corresponding periods of the prior year. Revenue from customers located outside the United States as a percentage of total revenue remained flat in each of the three and six months ended August 31, 2010 compared to the corresponding periods of the prior year. Over the long term, we expect that revenue from CP companies and revenue from international customers will increase as a percentage of total revenue on an annual basis.

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

	Three Months Ended August 31,		Six Months Ended August 31,
	2010	2009	2010	2009
	(dollars in thousands)
Revenue	$20,388	$19,796	$38,433	$39,341
Cost of revenue	7,082	6,300	14,196	13,004
Gross profit	13,306	13,496	24,237	26,337
Gross margin	65%	68%	63%	67%
     Three and Six Months Ended August 31, 2010 Compared to the Three and Six Months Ended August 31, 2009. Cost of revenue in the three and six months ended August 31, 2010 increased $782,000 and $1.2 million, or 12% and 9%, respectively, from the corresponding periods of the prior year. The increase in costs was primarily due to the expansion of hosting and equipment infrastructure to support our nextGEN strategy, and implementation support at certain of our customers.
     Data center and equipment costs increased approximately $373,000 and $676,000, respectively, in the three and six months ended August 31, 2010 from the corresponding periods of the prior year. Our new data center in Mesa, Arizona provides the infrastructure required to handle the anticipated increase in the level of customer data processed and analyzed in our nextGEN service offerings. Contractor expense increased $200,000 and $259,000, respectively, in the three and six months ended August 31, 2010 from the corresponding periods of the prior year, to supplement our consulting workforce in implementations at certain of our customers. Additionally, our travel-related expenses increased $157,000 and $215,000, respectively, in the three and six months ended August 31, 2010 from the corresponding periods of the prior year, primarily as a result of supporting the customer implementations.
     Our gross margin decreased to 65% and 63%, respectively, in the three and six months ended August 31, 2010 compared to the corresponding periods of the prior year. Both periods were adversely impacted by an increase in our infrastructure costs to support our nextGEN service offerings while the six month period ended August 31, 2010 was also adversely impacted by a simultaneous $908,000 decrease in revenue compared to the corresponding period of the prior year. We anticipate, in the short term, that our gross margin will increase from the quarter ended August 31, 2010, as we grow our revenue and leverage the infrastructure investments we have made to support our nextGEN service offerings.
     Research and Development Expenses
     Research and development expenses include personnel costs for our research, product management and software development personnel, and allocated overhead expenses. We devote substantial resources to extending our existing software applications as well as to developing new software.

	Three Months Ended August 31,		Six Months Ended August 31,
	2010	2009	2010	2009
	(dollars in thousands)
Research and development	$7,774	$7,997	$15,546	$16,153
Percent of revenue	38%	40%	40%	41%
     Three and Six Months Ended August 31, 2010 Compared to the Three and Six Months Ended August 31, 2009. Research and development expenses in the three and six months ended August 31, 2010 decreased $223,000 and $607,000, or 3% and 4%, respectively, from the corresponding periods of the prior year, primarily due to decreased personnel costs, partially offset by an increase in consulting expenses and facility-related cost.

     Personnel costs decreased approximately $563,000 and $1.2 million, respectively, in the three and six months ended August 31, 2010 from the corresponding periods of the prior year, primarily because average headcount decreased by 13 and 11 in the respective periods. Stock-based compensation expense, which is a component of personnel costs, decreased $104,000 and $256,000, respectively, in the three and six months ended August 31, 2010 as PSUs and RSUs granted in fiscal 2008 and 2009 became fully vested. Partially offsetting the decrease in personnel costs, consulting service costs increased $290,000 and $410,000, respectively, in the three and six months ended August 31, 2010 compared to the corresponding periods of the prior year, primarily to support nextGEN initiatives. In addition, allocated facility-related costs increased approximately $80,000 and $209,000, respectively, in the three and six months ended August 31, 2010 from the corresponding periods of the prior year, mainly attributable to the usage of our hosting facility in Mesa, Arizona, and the increased costs of our San Mateo facility.
     We intend to continue to invest significantly in our research and development efforts because we believe these efforts are essential to maintaining our competitive position. In the near term, we expect that research and development expenses will increase in absolute dollars, but decrease as a percentage of revenue as we continue to grow our business.
     Sales and Marketing Expenses
     Sales and marketing expenses include personnel costs for our sales and marketing personnel, including commissions and incentives, travel and entertainment expenses, marketing programs such as product marketing, events, corporate communications and other brand building expenses, and allocated overhead expenses.

	Three Months Ended August 31,		Six Months Ended August 31,
	2010	2009	2010	2009
	(dollars in thousands)
Sales and marketing	$5,662	$5,414	$11,987	$10,845
Percent of revenue	28%	27%	31%	28%
     Three and Six Months Ended August 31, 2010 Compared to the Three and Six Months Ended August 31, 2009. Sales and marketing expenses in the three and six months ended August 31, 2010 increased approximately $248,000 and $1.1 million, or 5% and 11%, respectively, from the corresponding periods of the prior year, primarily as a result of increased personnel costs and accounts receivable reserves, partially offset by decreased marketing program and outside service costs.
     Personnel costs increased $687,000 and $1.2 million, respectively, in the three and six months ended August 31, 2010 from the corresponding periods of the prior year, mainly due to increased compensation cost as a result of a headcount increase. Average sales and marketing headcount increased by 11 and 8, respectively, in the three and six months ended August 31, 2010 compared to the corresponding periods of the prior year. In addition, in the six months ended August 31, 2010, reserves for accounts receivable increased $480,000, of which $460,000 was recorded in the three months ended May 31, 2010, as we fully reserved for a customer invoice that was in dispute. Marketing program, event costs, and outside service expenses decreased $393,000 and $517,000, respectively, in the three and six months ended August 31, 2010 compared to the corresponding periods of the prior year as we undertook fewer marketing and branding initiatives.
     In the near term, we expect that sales and marketing expenses will remain flat in absolute dollars, but decrease as a percentage of revenue as we continue to grow our revenue.
     General and Administrative Expenses
     General and administrative expenses include the unallocated portion of personnel costs for our executive, finance and accounting, human resources, legal, and information management personnel, third-party professional services, travel and entertainment expenses, and other corporate expenses.

	Three Months Ended August 31,		Six Months Ended August 31,
	2010	2009	2010	2009
	(dollars in thousands)
General and administrative	$2,428	$2,786	$4,840	$5,160
Percent of revenue	12%	14%	13%	13%

     Three and Six Months Ended August 31, 2010 Compared to the Three and Six Months Ended August 31, 2009. General and administrative expenses in the three and six months ended August 31, 2010 decreased $358,000 and $320,000, or 13% and 6%, respectively, from the corresponding periods of the prior year, primarily due to a decrease in personnel costs and expenses associated with sales tax exposure.
     Personnel costs decreased $138,000 in the three months ended August 31, 2010, and remained flat in the six months ended August 31, 2010, as compared to the corresponding periods of the prior year, mainly due to a $85,000 decrease in stock-based compensation expenses in the three months ended August 31, 2010, as PSUs and RSUs granted in fiscal 2008 and 2009 became fully vested. In addition, expense associated with sales tax exposure decreased by $235,000 and $324,000, respectively, in the three and six months ended August 31, 2010 as we reserved for sales tax exposures in certain states in the three months ended August 31, 2009.
     In the near term, we expect that general and administrative expenses will remain relatively flat in absolute dollars, but decrease as a percentage of revenue as we grow our revenue.
     Amortization of Purchased Intangible Assets

	Three Months Ended August 31,		Six Months Ended August 31,
	2010	2009	2010	2009
	(dollars in thousands)
Amortization of purchased intangible assets	$291	$588	$583	$1,177
Percent of revenue	1%	3%	2%	3%
     Three and Six Months Ended August 31, 2010 Compared to the Three and Six Months Ended August 31, 2009. Expenses associated with amortization of purchased intangible assets decreased $297,000 and $594,000 in the three and six months ended August 31, 2010, respectively, from the corresponding periods of the prior year. The decrease was primarily due to the scheduled full amortization of intangible assets as of November 2009 associated with the purchase of rights to develop assortment optimization technology in May 2008 and certain intangible assets from the TradePoint acquisition. Intangible assets are being amortized using the straight-line method over their estimated useful lives, with an estimated remaining weighted average period of 2.0 years at August 31, 2010. The quarterly amortization expense of all existing purchased intangible assets will decline further beginning in the third quarter of fiscal 2011 and thereafter.
     Other Income, Net

	Three Months Ended August 31,		Six Months Ended August 31,
	2010	2009	2010	2009
	(in thousands)
Interest income	$67	$162	$128	$391
Interest expense	(13)	(31)	(44)	(62)
Other income (expense)	(2)	21	(6)	107

Other income, net	$52	$152	$78	$436

     Three and Six Months Ended August 31, 2010 Compared to the Three and Six Months Ended August 31, 2009. Other income, net decreased approximately $100,000 and $358,000 in the three and six months ended August 31, 2010, respectively, from the corresponding periods of the prior year, primarily due to decreased interest income as a result of lower interest rates.
     Provision for Income Taxes

	Three Months Ended August 31,		Six Months Ended August 31,
	2010	2009	2010	2009
	(in thousands)
Provision for income taxes	$53	$8	$76	$27
     Three and Six Months Ended August 31, 2010 Compared to the Three and Six Months Ended August 31, 2009. In the three and six months ended August 31, 2010, we recorded income tax expense of approximately $53,000 and $76,000, respectively, compared to $8,000 and $27,000, respectively, in the corresponding period of the prior year. The effective tax rate for the three and six months ended August 31, 2010 was less than 1% based on our estimated taxable income for the year. We recorded tax expenses primarily for state minimum taxes and foreign taxes. The income tax expense in the corresponding period of the prior year was for federal alternative minimum income taxes, state income taxes in states where we have no net operating loss carryforwards, and foreign taxes.
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
     Stock-Based Compensation Expense
     Total stock-based compensation expense was slightly lower in the three and six months ended August 31, 2010 than in the corresponding periods of the prior year. The decrease in stock-based compensation expense was primarily a result of PSUs and RSUs granted in fiscal 2008 and 2009 being fully vested, partially offset by increase in stock-based compensation expense associated with stock options granted to new and existing employees subsequent to May and August 31, 2009, and RSUs granted during fiscal 2010. See Note 7 of Notes to our Condensed Consolidated Financial Statements contained herein for further explanation of how we derive and account for these estimates. We expect that stock-based compensation expense will vary in the future depending upon the magnitude and timing of equity incentive grants and revisions to our estimates of the number of outstanding awards expected to vest, as well as potential fluctuations in our stock price.
Liquidity and Capital Resources
     At August 31, 2010, our principal sources of liquidity consisted of cash, cash equivalents, and marketable securities of $67.7 million, accounts receivable (net of allowance) of $12.8 million, and available borrowing capacity under our credit facility of $19.1 million, after reduction of approximately $917,000 to secure the operating lease commitment associated with our San Mateo headquarters facility.
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

	Six Months Ended August 31,
	2010	2009
	(in thousands)
Net cash provided by operating activities	$4,923	$1,375
Net cash used in investing activities	(13,620)	(1,415)
Net cash provided by (used in) financing activities	(47)	101
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
     In the six months ended August 31, 2010, we generated approximately $4.9 million of net cash from operating activities compared to approximately $1.4 million in the corresponding period of the prior year. Compared to the respective balance at February 28, 2010, deferred revenue at August 31, 2010 increased as a result of improved renewals and add-on agreements with existing customers, and accounts receivable at August 31, 2010 decreased due to strong cash collections and improved days-sales-outstanding. The net impact of the changes in deferred revenue and accounts receivable resulted in an increase in net cash from operations of approximately

$12.0 million compared to the corresponding period of the prior year. Partially offsetting the increase in cash generated from our customer collections, our loss from operations, after adjustment of noncash charges, in the six months ended August 31, 2010 increased approximately $2.2 million, as we continued to maintain our infrastructure spending and headcount levels to support our nextGEN service offerings despite the expected decrease in revenue as compared to the corresponding period of the prior year. In addition, other working capital items decreased cash from operations in the six months ended August 31, 2010 by approximately $6.3 million compared to the corresponding period of the prior year, primarily due to the timing of vendor and bonus payments.
     While we generated approximately $4.9 million cash from operations in the six months ended August 31, 2010, we anticipate that the economic environment may not improve in the near term and, as a result, the signing of customer contracts and the collection of cash will continue to remain challenging and unpredictable, thereby potentially impacting our cash generation.
     Investing Activities
     Our primary investing activities have been capital expenditures on equipment for our data center, net purchases of marketable securities, and payments for the acquisition of businesses.
     In the six months ended August 31, 2010, we used $13.6 million of net cash in investing activities compared to $1.4 million in the corresponding period of the prior year. In the six months ended August 31, 2010, we made a $900,000 cash payment associated with the Connect3 acquisition and used $426,000 of cash in payment of short-term notes payable held by former TradePoint shareholders. The net of purchases and maturities of marketable securities resulted in an approximately $9.2 million net cash outflow. Additionally, we spent approximately $3.1 million for capital equipment, mainly associated with nextGEN service offerings and the expansion of our customer base. In the six months ended August 31, 2009, we paid $12.5 million cash associated with the Connect3 acquisition, which was offset by approximately $11.6 million of net cash inflow from maturities of marketable securities.
     Financing Activities
     Our primary financing activities have been issuances of common stock related to our IPO in 2007, the exercise of stock options, the sale of shares pursuant to our ESPP, and borrowings and repayments under our credit facilities.
     In the six months ended August 31, 2010, we used $47,000 of net cash in financing activities compared to $101,000 generated from financing activities in the corresponding period of the prior year. In April 2010, we used $937,000 to fulfill employee federal and state withholding tax obligations in connection with the vesting and settlement of certain outstanding RSUs. We withheld 148,523 shares of our common stock in lieu of the tax withholding obligations upon settlement of these RSUs. Cash used to fulfill the withholding tax obligations was largely offset by approximately $890,000 of cash proceeds from the issuance of common stock under our equity incentive plans. In the six months ended August 31, 2009, we received $1.4 million cash proceeds from issuance of common stock under our equity incentive plans, offset by approximately $1.3 million payment of short-term notes payable held by a former Connect3 officer and shareholder.
     We believe that our cash, cash equivalents, and marketable securities balances at August 31, 2010, along with cash provided by operating activities, if any, will be sufficient to fund our projected operating requirements for at least the next twelve months. We may need to raise additional capital or incur debt to continue to fund our operations over the long term. Our future capital requirements will depend on many factors, including revenues, profits or losses incurred there from, any expansion of our workforce, the timing and extent of any expansion into new markets, the timing of introductions of any new functionality and enhancements to our software, the timing and size of any acquisitions of other companies or assets and the continuing market acceptance of our software. We may enter into arrangements for potential acquisitions of complementary businesses, services or technologies, either in the near or longer term, which also could require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.
     Contractual Obligations
     Our principal commitments consist of obligations under operating leases for office space in the United States and data center facilities and equipment obligations. Our future operating lease obligations will change if we enter into new lease agreements upon the expiration of our existing lease agreements or if we enter into new lease agreements to expand our operations.

     At August 31, 2010, the future minimum payments under these commitments, as well as payments due under other contractual commitments, were as follows (in thousands):

	Payments Due by Period
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating leases(1)	$10,203	$2,230	$4,600	$3,373	$—
Contractual commitments(2)	2,117	2,117	—	—	—

Total contractual obligations	$12,320	$4,347	$4,600	$3,373	$—

(1)	Includes approximately $9.2 million in future minimum lease payments associated with our headquarters facility in San Mateo, California, and approximately $1.0 million in future minimum lease payments for equipment and facility operating leases associated with our data center in Mesa, Arizona, all entered into in September 2009. See Note 6 of Notes to Condensed Consolidated Financial Statements.

(2)	Amounts are associated with agreements that are enforceable and legally binding and that specify all significant terms, including fixed or minimum services to be used, fixed, minimum or variable price provisions, and the approximate timing of the transaction. Obligations under contracts that we can cancel without a significant penalty are not included.
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
     As we operate internationally and fund our international operations, our cash and cash equivalents could be affected by fluctuations in foreign exchange rates. The foreign currency exchange rate effect on our cash and cash equivalents were not significant in each of the three months ended August 31, 2010 and 2009 and six months ended August 31, 2010. We recorded approximately $107,000 of foreign currency gains in the six months ended August 31, 2009.
     Certain of our international sales agreements are denominated in the country of origin currency, and therefore our revenue and receivables are subject to foreign currency risk. Also, some of our operating expenses and cash flows are denominated in foreign currencies and, thus, are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the exchange rates for the British Pound and the Euro. We periodically enter into foreign exchange forward contracts to reduce exposure in non-U.S. dollar denominated receivables. We formally assess, both at a hedge’s inception and on an ongoing basis, whether the derivatives used in hedging transactions are highly effective in negating currency risk. At August 31, 2010, we had four outstanding forward foreign exchange contracts to sell Euros for U.S. dollars through December 2012, with an aggregate notional principal of approximately €4.4 million (or approximately $6.0 million). We do not enter into derivative financial instruments for speculative or trading purposes.
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
     Interest Rate Sensitivity
     We had cash and cash equivalents totaling $12.6 million and marketable securities totaling $55.1 million at August 31, 2010. These amounts were invested primarily in government securities and corporate notes and bonds with credit ratings of at least A-1 or better, money market funds registered with the SEC under rule 2a-7 of the Investment Company Act of 1940, and interest-bearing demand deposit accounts. By policy, we limit the amount of credit exposure to any one issuer and we do not enter into investments for trading or speculative purposes. Our cash and cash equivalents and marketable securities are held and invested with capital preservation as the primary objective.
     Our cash equivalents and marketable securities are subject to market risk due to changes in interest rates. Fixed-rate interest securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. However, because we classify our marketable securities as “held-to-maturity,” no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other-than-temporary. We believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income, if any. For instance, a fluctuation in interest rates of 100 basis points at August 31, 2010 would result in a change of approximately $677,000 in annual interest income.
Item 4. Controls and Procedures
     Evaluation of Disclosure Controls and Procedures
     We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2010, the end of the period covered by this Quarterly Report on Form 10-Q. This evaluation (the “controls evaluation”) was done under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Disclosure controls and procedures means controls and other procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed such that information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based on the controls evaluation, our CEO and CFO have concluded that as of August 31, 2010, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC and to ensure that material information relating to the Company and our consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     We have from time to time become involved in legal matters that arise in the normal course of business and otherwise. For example, we were recently involved in a dispute with a customer relating to certain services. There can be no assurance that third party claims and litigation that may arise in the future will not have a material adverse effect on our business, financial position, results of operations, or cash flows, including a loss of customers, or subject us to significant financial or other remedies.
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
     We have in the past experienced, and we may continue to experience, significant variations in our level of sales on a quarterly basis. In recent periods, several of our customers have delayed or failed to renew their agreements with us upon expiration, or have renewed at lower prices. Such variations in our sales, or delays in signing or a failure to sign or renew significant customer agreements, have led to significant fluctuations in our cash flows and deferred revenue on a quarterly and annual basis. For example, we used approximately $6.8 million of net cash in operations in fiscal 2010, primarily due to the use of $10.5 million of net cash in operations in the third quarter, while we generated approximately $13.8 million of net cash from operations in fiscal 2009 and $4.9 million cash in the six months ended August 31, 2010. Our operating results have been impacted, and will likely continue to be impacted in the near term, by any delays in signing or failures to sign significant customer agreements. If the global economic environment does not improve in the short term and delays in signing customer agreements continue in any future fiscal quarters, our future operating results for any such quarter and for subsequent quarters may be below the expectations of securities analysts or investors, which may result in a decline in our stock price.
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
     We have a history of losses and have not achieved profitability in any fiscal year. We experienced net losses of $11.8 million, $5.0 million and $4.5 million in fiscal 2010, fiscal 2009 and fiscal 2008, respectively, and a net loss of $8.7 million in the six months ended August 31, 2010. At August 31, 2010, we had an accumulated deficit of $97.9 million. We expect to continue to incur net losses in fiscal 2011 and perhaps beyond. In addition, our cost of revenue and operating expenses may increase in future periods as we implement initiatives to continue to grow our business. If the recent adverse global economic environment continues to negatively impact our business and our revenue does not increase to offset these expected increases in cost of revenue and operating expenses, we will not be profitable. For example, in fiscal 2010 our costs grew faster than our revenue such that our net loss increased to $11.8 million in fiscal 2010 compared to $5.0 million in fiscal 2009. In the near term, our revenue growth may slow. For instance, our revenue in each of the fiscal quarters ended February 28, 2010 and May 31, 2010 declined from the immediately preceding quarters. Accordingly, we cannot assure you that we will be able to achieve or maintain profitability in the future.
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
     We derive a significant percentage of our revenue from a relatively small number of customers, and the loss of any one or more of those customers could decrease our revenue and harm our current and future operating results. Our retail customers accounted for 80% of our revenue in the six months August 31, 2010. Two customers accounted for approximately 28% of our revenue in the six months ended August 31, 2010 and one customer accounted for 15% of our revenue in the six months ended August 31, 2009. In addition, in June 2010, we signed a multi-year agreement with Target for substantially all of our current and certain potential future nextGEN software services, and we believe this agreement could result in Target representing approximately 20% of our revenue during fiscal 2011. Although our largest customers may vary from period to period, we anticipate that we will continue to depend on revenue from a relatively small number of our large retail customers. Further, our ability to grow revenue depends on our ability to increase sales to existing customers, to renew agreements with our existing customers and to attract new customers. In fiscal 2010 we did not add any significant large new retail customers. If economic factors, including the recent adverse global economic conditions, were to have a continued or increasingly negative impact on the retail market segment, it could reduce the amount that these customers spend on information technology, which would adversely affect our revenue and results of operations.
Our business depends substantially on customers renewing their agreements for our software. Any decline in our customer renewals would harm our operating results.
     To maintain and grow our revenue, we must achieve and maintain high levels of customer renewals. We sell our software pursuant to agreements with initial terms that are generally from one to three years in length. Our customers have no obligation to renew their agreements after the expiration of their term, and we cannot assure you that these agreements will be renewed on favorable terms, renewed timely, or at all. The fees we charge for our solutions vary based on a number of factors, including the software, service and hosting components provided, the size of the customer, and the duration of the agreement term. Our initial agreements with customers may include fees for software, services or hosting components that may not be needed upon renewal. As a consequence, if we renew these agreements, we may receive lower total fees. In addition, if an agreement is renewed for a term longer than the preceding term, we may receive total fees in excess of total fees received in the initial agreement but a smaller average annual fee because we generally charge lower annual fees in connection with agreements with longer terms. In any of these situations, we would need to sell additional software, services or hosting in order to maintain the same level of annual fees from that customer. There can be no assurance that we will be able to renew these agreements, sell additional software or services or sell to new customers. In recent periods certain of our customers have elected not to renew their agreements with us or have renewed on less favorable terms. We have limited historical data with respect to customer renewals, so we may not be able to predict future customer renewal rates and amounts accurately. Our customer renewal rates may decline or fluctuate as a result of a number of factors, including our customers’ satisfaction or dissatisfaction with our software, the price of our software, the prices of competing products and services, consolidation within our customer base, customer bankruptcies, or reductions in our customers’ information technology spending levels. If our customers do not renew their agreements for our software for any reason, or if they renew on less favorable terms, our revenue will decline and our cash flow will be negatively impacted.
Because we generally recognize revenue ratably over the terms of our customer agreements, the lack of renewals or the failure to enter into new agreements may not immediately be reflected in our statement of operations in any significant manner but may negatively affect revenue in future quarters.
     We generally recognize revenue ratably over the terms of our customer agreements and invoice our customers in advance for annual use of our software and certain implementation services on a fixed fee basis. As a result, most of our quarterly revenue results from agreements entered into during previous quarters. Consequently, a decline in new or renewed agreements in a particular quarter, as well as any renewals at reduced annual dollar amounts, will not be reflected in any significant manner in our revenue for that quarter, but it will negatively affect revenue in future quarters. For example, in fiscal 2009 and fiscal 2010 the global economic environment deteriorated compared to prior periods. This resulted in delays in the execution of new and some renewal customer contracts, with some customers or potential customers electing not to enter into new or renewal contracts, and some other customers renewing at lower prices. Accordingly, our revenue growth slowed and revenue even declined in each of the quarters in the six month period ended May 31, 2010 compared to the immediately prior quarter.
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
     Our software addresses the new and emerging market of applying econometric modeling and optimization techniques through software to enable retailers and CP companies to understand and predict consumer demand in order to improve their pricing, promotion, and other merchandising and marketing decisions. These decisions are fundamental to retailers and CP companies. Accordingly, our target customers may be hesitant to accept the risk inherent in applying and relying on new technologies or methodologies to supplant traditional methods. Our business will not be successful if retailers and CP companies do not embrace the use of software to enable more strategic pricing and other merchandising decisions.
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
     To date, we have derived most of our revenue from retail customers. In the six months ended August 31, 2010, we generated approximately 80% of our revenue from sales to retail customers, while we generated approximately 20% of our revenue from sales to CP companies. In the six months ended August 31, 2009, we generated approximately 82% of our revenue from sales to retail customers while we generated approximately 18% of our revenue from sales to CP companies. In order to grow our revenue and to achieve our long-term strategic objectives, including growth of our retail and CP customer network, it is important for us to expand our sales to derive a more significant portion of our revenue from new and existing CP customers. If CP companies do not widely accept our software, our revenue growth and business will be harmed.
We face intense competition that could prevent us from increasing our revenue and prevent us from becoming profitable.
     The market for our software is highly competitive and we expect competition to intensify in the future. Competitors vary in size and in the scope and breadth of the products and services they offer. Currently, we face competition from traditional enterprise software application vendors such as Oracle Corporation and SAP AG, niche retail software vendors such as KSS Group (recently acquired by dunnhumby USA) and Revionics, Inc., and statistical tool vendors such as SAS, Inc. To a lesser extent, we also compete or potentially compete with marketing information providers for the CP industry such as The Nielsen Company and Information Resources, Inc., as well as business consulting firms such as McKinsey & Company, Inc., Deloitte & Touche LLP and Accenture LLP, which offer merchandising consulting services and analyses. Because the market for our solutions is relatively new, we expect to face additional competition from other established and emerging companies and, potentially, from internally-developed applications. This competition could result in increased pricing pressure, reduced profit margins, increased sales and marketing expenses and a failure to increase, or the loss of, market share.
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
     Our software is inherently complex and may contain material defects or errors that may cause it to fail to perform in accordance with customer expectations. Any defects that cause interruptions to the availability of our software could result in lost or delayed market acceptance and sales, require us to provide sales credits or issue refunds to our customers, cause existing customers not to renew their agreements and prospective customers not to purchase our software, divert development resources, hurt our reputation and expose us to claims for liability. After the release of our software, defects or errors may also be identified from time to time by our internal team and by our customers. In addition, we have entered into service level agreements with some of our customers warranting defined levels of uptime reliability and software performance and permitting those customers to receive service credits or discounted future services, or to terminate their agreements in the event that we fail to meet those levels. The costs incurred in correcting any material defects or errors in our software or in failing to meet any such service levels may be substantial.
Because our long-term success depends, in part, on our ability to expand sales of our software to customers located outside of the United States, our business may be increasingly susceptible to risks associated with international operations.
     We have limited experience operating in international jurisdictions. In each of the six month periods ended August 31, 2010 and 2009, 14% of our revenue was attributable to sales to companies located outside the United States. Our inexperience in operating our business outside of the United States increases the risk that any international expansion efforts that we may undertake will not be successful. In addition, conducting international operations subjects us to new risks that we have not generally faced in the United States. These include:
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
     Portions of our software development, sustaining engineering, quality assurance and testing, operations and customer support are provided by Sonata Services Limited, or Sonata, a third party located in Shanghai, China. As of August 31, 2010, in addition to our 147 employees in our operations, customer support, science, product management and engineering groups located in the United States, an additional 70 Sonata personnel were dedicated to our projects. Remotely coordinating a third party in China requires significant management attention and substantial resources, and there can be no assurance that we will be successful in coordinating these activities. Furthermore, if there is a disruption to these operations in China, it will require that substantial management attention and time be devoted to achieving resolution. If Sonata were to stop providing these services or if there was widespread departure of trained Sonata personnel, this could cause a disruption in our product development process, quality assurance and product release cycles and customer support organizations and require us to incur additional costs to replace and train new personnel.
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
     We have expanded our overall business, headcount and operations in recent periods. For instance, our headcount grew from 198 employees at February 28, 2007 to 321 employees at August 31, 2010. Headcount in research and development increased from 99 employees at February 28, 2007 to 117 employees at August 31, 2010. We may need to continue to expand our operations in order to increase our customer base and to develop additional software. Increases in our customer base could create challenges in our ability to implement our software and support our customers. In addition, we will be required to continue to improve our operational, financial and management controls and our reporting procedures. As a result, we may be unable to manage our business effectively in the future, which may negatively impact our operating results.
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
     We have from time to time become involved in legal matters that arise in the normal course of business and otherwise. For example, we were recently involved in a dispute with a customer relating to certain services. There can be no assurance that third party claims and litigation that may arise in the future will not have a material adverse effect on our business, financial position, results of operations, or cash flows, including a loss of customers, or subject us to significant financial or other remedies.
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
     If our existing stockholders, particularly our directors and executive officers and other significant stockholders, sell substantial amounts of our common stock in the public market, or are perceived by the public market as intending to sell, the trading price of our common stock could decline. During fiscal 2010 Crosspoint Venture Partners, previously our largest stockholder, distributed all of the shares of our common stock held by them to their limited partners, which may have impacted our stock price adversely.
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
     At August 31, 2010, our directors, executive officers and holders of ten percent or more of our common stock beneficially owned, in the aggregate, approximately 38.7% of our outstanding common stock. As a result, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit your ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.
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
     In August 2007, we used $3.0 million of our proceeds to settle our credit facility and used $10.2 million of our proceeds to settle our term loan with Silicon Valley Bank and Gold Hill Venture Lending 03, LP. We used approximately $13.4 million of our proceeds in connection with our February 2009 acquisition of Connect3 and $1.3 million cash to pay off short-term notes payable held by a former Connect3 officer and principal shareholder during fiscal 2010 and the six months ended August 31, 2010. Furthermore, in the six months ended August 31, 2010, we used 426,000 of cash in payment of short-term notes payable held by former TradePoint shareholders. As of August 31, 2010, approximately $29.3 million of aggregate net proceeds remained invested in short-term interest-bearing obligations, investment-grade instruments, certificates of deposit or direct or guaranteed obligations of the United States government or in operating cash accounts.
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
     (c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
          None.

Item 3. Defaults Upon Senior Securities
     None.
Item 4. (Removed and Reserved)
     Not applicable.
Item 5. Other Information
     None.
Item 6. Exhibits

Exhibit
No.	Description
10.1†	Amended and Restated Master Agreement by and between the Registrant and Target Corporation, effective as of June 14, 2010, and Order Form thereunder

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Confidential treatment has been requested with respect to certain portions of this exhibit.

*	This certification is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of DemandTec, Inc. under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: October 1, 2010

DemandTec, Inc.
By:	/s/ Mark A. Culhane
Mark A. Culhane
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit
No.	Description
10.1†	Amended and Restated Master Agreement by and between the Registrant and Target Corporation, effective as of June 14, 2010, and Order Form thereunder

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Confidential treatment has been requested with respect to certain portions of this exhibit.

*	This certification is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of DemandTec, Inc. under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.