Form 10-K/A
period 2010-02-28
DemandTec, Inc.
filed 2010-10-20
CIK 1400400

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
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
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
     As of April 15, 2010, there were 29,954,740 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

DemandTec, Inc.

	Explanatory Note	3

PART IV
Item 15.	Exhibits, Financial Statement Schedules	4
SIGNATURES		7
EX-23.1
EX-31.3
EX-31.4

EXPLANATORY NOTE
DemandTec, Inc. (the “Company”) is filing this Amendment No. 1 (“Amendment”) on Form 10-K/A to amend its Annual Report on Form 10-K for the fiscal year ended February 28, 2010 (“Form 10-K”) as originally filed with the Securities and Exchange Commission on April 23, 2010. No revisions are being made to the Company’s financial statements and except as described below, this Amendment does not reflect events occurring after the filing of the Form 10-K and no other changes are being made to any other disclosure contained in the Form 10-K.
This Amendment is an exhibit-only filing in response to comments received from the staff of the Securities and Exchange Commission requesting a signed consent from the Company’s independent registered public accounting firm. This Amendment is being filed solely to re-file Exhibit 23.1. Except for the changes to Exhibit 23.1, this Amendment does not otherwise update any exhibits as originally filed. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment.

PART IV

Item 15.	Exhibits, Financial Statement Schedules
(a) The following documents are filed as part of this Amendment or as part of the Form 10-K:
1. Financial Statements: See Index to Consolidated Financial Statements in Part II, Item 8 of the Form 10-K.
2. Financial Statement Schedules: The following financial statement schedule was filed as part of the Form 10-K:
Schedule II: Valuation and Qualifying Accounts
     The Financial Statement Schedules not listed have been omitted because they are not applicable or are not required or the information required to be set forth herein is included in the Consolidated Financial Statements or Notes thereto.
3. Exhibits: The following exhibits are incorporated by reference herein or filed herewith:
EXHIBITS

		Incorporated by Reference
				Date of
Exhibit				First	Exhibit	Filed
Number	Exhibit Description	Form	File No.	Filing	Number	Herewith
3.1	Restated Certificate of Incorporation	S-1/A	333-143248	07/20/07	3.2
3.2	Amended and Restated Bylaws of DemandTec, Inc.	S-1/A	333-143248	07/20/07	3.4
10.1	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers and certain key employees*	S-1/A	333-143248	07/20/07	10.1
10.2	DemandTec, Inc. 1999 Equity Incentive Plan, as amended, and forms of agreements thereunder*	S-1	333-143248	07/20/07	10.2
10.3	DemandTec, Inc. 2007 Equity Incentive Plan*	S-1	333-143248	07/20/07	10.3
10.4	DemandTec, Inc. 2007 Employee Stock Purchase Plan, as amended*	S-8	333-165908	04/06/10	99.2
10.5	Lease dated as of September 21, 2009 between DemandTec, Inc. and Franklin Templeton Companies, LLC	8-K		09/25/09	10.1
10.6	Offer Letter with Daniel R. Fishback, dated June 1, 2001, as amended*	S-1	333-143248	05/24/07	10.6
10.7	Amendment, dated December 10, 2008, to Offer Letter with Daniel R. Fishback*	10-K		4/23/09	10.7
10.8	Offer Letter with Mark A. Culhane, dated July 20, 2001, as amended*	S-1	333-143248	05/24/07	10.7
10.9	Amendment, dated December 10, 2008, to Offer Letter with Mark A. Culhane*	10-K		4/23/09	10.9

		Incorporated by Reference
				Date of
Exhibit				First	Exhibit	Filed
Number	Exhibit Description	Form	File No.	Filing	Number	Herewith
10.10	Offer Letter with Ronald E. F. Codd, dated March 1, 2007*	S-1	333-143248	05/24/07	10.11
10.11	Offer Letter with Linda Fayne Levinson, dated April 27, 2005, as amended*	S-1	333-143248	05/24/07	10.12
10.12	Offer Letter with Victor L. Lund, dated March 22, 2005, as amended*	S-1	333-143248	05/24/07	10.13
10.13	Offer Letter with Joshua W. R. Pickus, dated March 1, 2007*	S-1	333-143248	05/24/07	10.14
10.14	Offer Letter with Charles J. Robel, dated September 12, 2006, as amended*	S-1	333-143248	05/24/07	10.15
10.15	Offer Letter with William R. Phelps, dated May 29, 2007*	S-1/A	333-143248	07/03/07	10.23
10.16	Amendment, dated December 10, 2008, to Offer Letter with William R. Phelps*	10-K		04/24/09	10.16
10.17	Master Service Agreement, dated August 19, 2005, by and between the Registrant, Equinix Operating Co., Equinix Inc. and Equinix Pacific, Inc.	S-1	333-143248	05/24/07	10.16
10.18	Amended and Restated Outsourcing Services Agreement, dated May 1, 2006, by and between the Registrant and Sonata Services Limited	S-1	333-143248	05/24/07	10.17
10.19	First Amendment to Amendment and Restated Outsourcing Services Agreement, dated as of April 21, 2009, by and between the Registrant and Sonata Services Limited†	10-Q		07/02/09	10.1
10.20	Loan and Security Agreement, dated April 9, 2008, by and between the Registrant and Silicon Valley Bank	8-K		04/14/08	10.1
10.21	Amendment No. 1 to Loan and Security Agreement, dated as of May 7, 2009, by and between the Registrant and Silicon Valley Bank	10-Q		07/02/09	10.2
10.22	DemandTec, Inc. Management Cash Incentive Plan*	S-1/A	333-143248	07/03/07	10.21
10.23	DemandTec, Inc. Non-Employee Director Compensation Policy, effective as of March 1, 2009*	10-Q		07/02/09	10.3
10.24	Offer Letter with Ronald R. Baker, dated November 9, 2007*	10-K		04/25/08	10.21
10.25	Form of Stock Option Agreement under the Registrant’s 2007 Equity Incentive Plan*	10-K		04/25/08	10.23
10.26	Form of Stock Option Agreement for Non-Employee Directors under the Registrant’s 2007 Equity Incentive Plan*	10-K		04/25/08	10.24
10.27	Form of Fiscal Year 2010 PSU Agreement under the Registrant’s 2007 Equity Incentive Plan*	10-Q		07/02/09	10.4
10.28	Form of Fiscal Year 2009 PSU Agreement under the Registrant’s 2007 Equity Incentive Plan*	10-K		04/25/08	10.26
10.29	Form of Restricted Stock Unit Agreement under the Registrant’s 2007 Equity Incentive Plan For Grants Commencing December 2009*					X^
21.1	List of Subsidiaries					X^

Incorporated by Reference
Date of
Exhibit				First	Exhibit	Filed
Number	Exhibit Description	Form	File No.	Filing	Number	Herewith
23.1	Consent of Independent Registered Public Accounting Firm					X#
24.1	Power of Attorney (contained in the signature page to this Annual Report on Form 10-K)					X^
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X^
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X^
31.3	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X#
31.4	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X#
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**					X^

#	Filed with this Amendment.

^	Previously filed as an exhibit with the Form 10-K.

†	Confidential treatment has been requested for a portion of this exhibit.

*	Represents a management agreement or compensatory plan.

**	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that DemandTec, Inc. specifically incorporates it by reference.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEMANDTEC, INC.
By:	/s/ Mark A. Culhane
Mark A. Culhane,
Executive Vice President and Chief Financial Officer

Dated: October 20, 2010

EXHIBIT INDEX

Incorporated by Reference
Date of
Exhibit				First	Exhibit	Filed
Number	Exhibit Description	Form	File No.	Filing	Number	Herewith
23.1	Consent of Independent Registered Public Accounting Firm					X
31.3	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.4	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X