Form 10-Q
period 2010-11-30
DemandTec, Inc.
filed 2011-01-07
CIK 1400400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s common stock, par value $0.001, outstanding as of December 31, 2010 was: 31,117,836.

DEMANDTEC, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
DemandTec, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except par value data)

	November 30,	February 28,
	2010	2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$16,379	$21,335
Marketable securities	52,863	36,068
Accounts receivable, net of allowances of $130 and $145 as of November 30, 2010 and February 28, 2010, respectively	17,362	13,984
Prepaid expenses and other current assets	3,751	3,127

Total current assets	90,355	74,514
Marketable securities, non-current	1,860	9,881
Property, equipment and leasehold improvements, net	5,942	4,777
Intangible assets, net	2,128	4,328
Goodwill	16,599	16,599
Other assets, net	872	563

Total assets	$117,756	$110,662

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$9,442	$12,441
Deferred revenue	47,820	38,462
Notes payable	8	434
Merger consideration payable	—	1,000

Total current liabilities	57,270	52,337

Deferred revenue, non-current	2,217	459
Other long-term liabilities	1,368	928
Commitments and contingencies (see Note 5)
Stockholders’ equity:
Common stock, $0.001 par value — 175,000 shares authorized; 31,085 and 29,501 shares issued and outstanding as of November 30, 2010 and February 28, 2010, respectively	31	29
Additional paid-in capital	156,332	145,600
Accumulated other comprehensive income	558	527
Accumulated deficit	(100,020)	(89,218)

Total stockholders’ equity	56,901	56,938

Total liabilities and stockholders’ equity	$117,756	$110,662

See Notes to Condensed Consolidated Financial Statements.

DemandTec, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2010	2009	2010	2009
Revenue	$21,670	$20,088	$60,103	$59,429
Cost of revenue(1)	7,468	6,361	21,664	19,365

Gross profit	14,202	13,727	38,439	40,064

Operating expenses:
Research and development	8,011	8,037	23,557	24,190
Sales and marketing	5,629	5,067	17,616	15,912
General and administrative	2,433	2,227	7,273	7,387
Restructuring charges	—	497	—	775
Amortization of purchased intangible assets	217	575	800	1,752

Total operating expenses	16,290	16,403	49,246	50,016

Loss from operations	(2,088)	(2,676)	(10,807)	(9,952)
Other income, net
Interest income	62	103	190	494
Interest expense	(26)	(12)	(70)	(74)
Other income (expense)	(4)	21	(10)	128

Other income, net	32	112	110	548
Loss before provision (benefit) for income taxes	(2,056)	(2,564)	(10,697)	(9,404)
Provision (benefit) for income taxes	29	(167)	105	(140)

Net loss	$(2,085)	$(2,397)	$(10,802)	$(9,264)

Net loss per common share, basic and diluted	$(0.07)	$(0.08)	$(0.36)	$(0.32)

Shares used in computing net loss per common share, basic and diluted	30,751	28,914	30,244	28,534

(1) Includes amortization of purchased intangible assets	$466	$466	$1,397	$1,397
See Notes to Condensed Consolidated Financial Statements.

DemandTec, Inc
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	November 30,
	2010	2009
Operating activities:
Net loss	$(10,802)	$(9,264)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	2,434	2,285
Stock-based compensation expense	7,665	7,491
Amortization of purchased intangible assets	2,197	3,149
Provision for doubtful accounts	485	25
Other	47	(69)
Changes in operating assets and liabilities:
Accounts receivable	(4,005)	(3,263)
Prepaid expenses and other current assets	(506)	379
Other assets	(310)	(81)
Accounts payable and accrued liabilities	(639)	2,108
Accrued compensation	(2,004)	(1,683)
Deferred revenue	11,116	(10,226)

Net cash provided by (used in) operating activities	5,678	(9,149)

Investing activities:
Purchases of property, equipment and leasehold improvements	(3,605)	(1,233)
Purchases of marketable securities	(52,297)	(52,996)
Maturities of marketable securities	43,523	55,620
Acquisition of TradePoint	(426)	—
Acquisition of Connect3	(900)	(12,544)

Net cash used in investing activities	(13,705)	(11,153)

Financing activities:
Proceeds from issuance of common stock	4,006	2,381
Payment of employee withholding tax in lieu of issuing common stock	(937)	—
Payments on notes payable	—	(1,286)

Net cash provided by financing activities	3,069	1,095

Effect of exchange rate changes on cash and cash equivalents	2	47

Net decrease in cash and cash equivalents	(4,956)	(19,160)
Cash and cash equivalents at beginning of period	21,335	33,572

Cash and cash equivalents at end of period	$16,379	$14,412

See Notes to Condensed Consolidated Financial Statements.

DemandTec, Inc.
Notes to Condensed Consolidated Financial Statements
1. Business Summary and Significant Accounting Policies
     Description of Business
     DemandTec, Inc. (the “Company” or “We”) was incorporated in Delaware on November 1, 1999. We are a collaborative optimization network connecting retail and consumer products, or CP, companies. Our software services enable retailers and CP companies to separately or collaboratively define category, brand, and customer strategies based on a scientific understanding of consumer behavior and make actionable pricing, promotion, assortment, space, and other merchandising and marketing decisions to achieve their revenue, profitability, sales volume, and customer loyalty objectives. We deliver our applications by means of a software-as-a-service, or SaaS, model, which allows us to capture and analyze the most recent retailer and market-level data, enhance our software services rapidly to address our customers’ ever-changing merchandising and marketing needs, and connect retailers and CP companies via collaborative, Internet-based applications. We are headquartered in San Mateo, California, with additional sales presence in North America, Europe, and South America.
     Basis of Presentation
     Our condensed consolidated financial statements include our accounts and those of our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Our fiscal year ends on the last day in February. References to fiscal 2011, for example, refer to our fiscal year ending February 28, 2011. The accompanying condensed consolidated balance sheet as of November 30, 2010, the condensed consolidated statements of operations for the three and nine months ended November 30, 2010 and 2009, and the condensed consolidated statements of cash flows for the nine months ended November 30, 2010 and 2009 are unaudited. The condensed consolidated balance sheet data as of February 28, 2010 was derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended February 28, 2010 (the “Form 10-K”) filed with the Securities and Exchange Commission, or SEC, on April 23, 2010. The accompanying statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Form 10-K, as well as subsequent filings with the SEC.
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of our management, include all adjustments necessary, all of which are of a normal recurring nature, for the fair presentation of our statements of financial position and our results of operations for the periods included in this Quarterly Report on Form 10-Q. The results for the three and nine months ended November 30, 2010 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending February 28, 2011.
     Subsequent Events
     We have evaluated subsequent events through the time of filing this Quarterly Report on Form 10-Q. Other than as described in Note 12, we are not aware of any significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on our condensed consolidated financial statements.

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
     Contracts under which we advance bill customers are generally non-cancellable. For agreements with terms over one year, we generally invoice our customers in annual installments. Accordingly, the deferred revenue balance associated with such multi-year, non-cancellable agreements may not represent the total contract value and may not reflect all future revenues to be derived from that customer over the full term of their existing contractual commitment.
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
     As of November 30, 2010 and February 28, 2010, long-lived assets located outside the United States were not significant. As of November 30, 2010, three customers accounted for 24%, 13%, and 11%, respectively, of our accounts receivable balance. As of February 28, 2010, three customers accounted for 21%, 17%, and 10%, respectively, of our accounts receivable balance.

     In the three months ended November 30, 2010, two customers accounted for 23% and 12%, respectively, of total revenue. In the nine months ended November 30, 2010, two customers accounted for 20% and 11%, respectively, of total revenue. In the three months ended November 30, 2009, two customers accounted for 13% and 10%, respectively, of total revenue. In the nine months ended November 30, 2009, one customer accounted for 14% of total revenue. Revenue by geographic region, based on the billing address of the customer, was as follows (in thousands):

	Three Months Ended November 30,		Nine Months Ended November 30,
	2010	2009	2010	2009
United States	$18,756	$17,396	$51,962	$51,399
International	2,914	2,692	8,141	8,030

Total revenue	$21,670	$20,088	$60,103	$59,429

     The equipment hosting our software is in three third-party data center facilities located in San Jose and Sacramento, California, and Mesa, Arizona. We do not control the operation of these facilities, and our operations are vulnerable to damage or interruption in the event one or more of these third-party data center facilities fails.
     Marketable Securities
     Our primary objectives when investing excess cash, in order of priority, are capital preservation, short-term liquidity, and achieving a reasonable rate of return. A significant portion of our marketable securities mature within one year and we limit the amount of credit exposure to any one issuer. We invest excess cash primarily in the securities of high credit quality issuers, such as highly liquid debt instruments of the U.S. government and its agencies, commercial paper, corporate bonds, and money market instruments.
     We classify our investments as held-to-maturity at the time of purchase and reevaluate the classification at each balance sheet date. We further classify them as current or non-current based on the maturity dates of the individual debt securities at each reporting date.
     We monitor our investments in marketable securities for impairment on a periodic basis. In the event that the carrying value of an investment exceeds its fair value and the decline in value is determined to be other-than-temporary, we record an impairment charge and establish a new cost basis for the investment. We did not record any impairment adjustments in the current and prior year periods. In order to determine whether or not a decline in value is other-than-temporary, we evaluate, among other things, the duration and extent to which the fair value has been less than the carrying value, current market conditions, and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair market value.
     Impairment of Long-Lived Assets
     Long-lived assets are reviewed periodically for possible impairment, or whenever events or circumstances indicate that the carrying amount of these assets may not be recoverable. We evaluate the recoverability of each of our long-lived assets, including purchased intangible assets and property, equipment, and leasehold improvements, by comparison of its carrying amount to the future undiscounted cash flows we expect the asset to generate. If we consider the asset to be impaired, we measure the amount of any impairment as the difference between the carrying amount and the fair value of the impaired asset. We observed no impairment indicators through the filing of this Quarterly Report on Form 10-Q.
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

     Net Loss per Common Share
     Basic net loss per share is computed using the weighted average number of common shares outstanding during the period, excluding any unvested common shares subject to repurchase. All common shares subject to repurchase were fully vested prior to February 28, 2010 and the weighted average number of common shares subject to repurchase was immaterial in the three and nine months ended November 30, 2009.
     Potential common shares consist of the incremental common shares issuable upon the exercise of stock options or upon the settlement of PSUs and RSUs, and shares subject to issuance under our 2007 Employee Stock Purchase Program, or ESPP. The dilutive effect of such potential common shares is reflected in diluted loss per share by application of the treasury stock method and on an if-converted basis from the date of issuance. In the three months ended November 30, 2010 and 2009, weighted average outstanding shares subject to options to purchase common stock, PSUs and RSUs, and shares subject to issuance under our ESPP were approximately 3,828,000 shares and 3,779,000 shares, respectively. In the nine months ended November 30, 2010 and 2009, weighted average outstanding shares subject to options to purchase common stock, PSUs and RSUs, and shares subject to issuance under our ESPP were approximately 3,189,000 shares and 3,932,000 shares, respectively. Because the Company has been in a loss position in all periods shown, shares used in computing basic and diluted net loss per common share were the same for all periods presented, as the impact of all potentially dilutive securities outstanding was anti-dilutive.
     Recent Accounting Pronouncements
     In April 2010, the Financial Accounting Standards Board (the “FASB”) issued guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. The guidance is effective on a prospective basis for milestones achieved in fiscal years beginning on or after June 15, 2010 and interim periods within those years, with early adoption permitted. We anticipate adopting this standard beginning in our first quarter of fiscal 2012 ending May 31, 2011 and do not expect a material impact on our condensed consolidated financial statements upon the adoption of the new accounting standard.
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
     In October 2009, the FASB issued a new accounting standard for revenue recognition for arrangements with multiple deliverables. The new standard impacts the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. Additionally, the new standard modifies the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. The new standard is effective for fiscal years beginning on or after June 15, 2010; however, early adoption of this standard is permitted. We have determined that there will be no impact on our condensed consolidated financial statements for existing customer arrangements upon the adoption of the new accounting standard.
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
     We accounted for the Connect3 acquisition under the purchase method of accounting. The assets acquired and liabilities assumed were recorded at fair market value, based on the valuation performed by an independent third-party valuation firm. We recorded approximately $11.3 million of goodwill, $4.5 million of identifiable intangible assets, and $2.3 million of net liabilities assumed. Intangible assets are being amortized on a straight-line basis over a period of one to two and a half years, with a remaining weighted average useful life of approximately eight months at November 30, 2010. Goodwill is not amortized and is not deductible for tax purposes. The results of Connect3’s operations are included in our condensed consolidated financial statements from the date of acquisition. Pro forma results of the acquired business have not been presented as it was not material to our condensed consolidated financial statements for all periods presented.
3. Balance Sheet Components
     Marketable Securities
     Marketable securities consisted of the following as of the dates indicated (in thousands):

	November 30, 2010				February 28, 2010
		Unrecognized		Fair		Unrecognized		Fair
	Cost	Gain	Loss	Value	Cost	Gain	Loss	Value
Commercial paper	$6,796	$—	$—	$6,796	$3,999	$3	$—	$4,002
Certificate of deposit	—	—	—	—	1,000	3	—	1,003
Corporate bonds	22,020	46	(2)	22,064	15,563	14	(10)	15,567
Obligations of government-sponsored enterprises	25,907	18	(6)	25,919	25,387	19	—	25,406

	$54,723	$64	$(8)	$54,779	$45,949	$39	$(10)	$45,978

     The following table summarizes the book value of our investments in marketable debt securities classified by the contractual maturity date of the security as of the dates indicated (in thousands):

	November 30,	February 28,
	2010	2010
Due within one year	$52,863	$36,068
Due within one to two years	1,860	9,881

	$54,723	$45,949

     We classify all investments as held-to-maturity and, accordingly, record them on our balance sheet at amortized cost. We monitor our investments for impairment on a periodic basis and record an impairment charge if the carrying value of an investment exceeds its fair value and the decline in value is determined to be other-than-temporary. For the purposes of this impairment evaluation, we determine fair value based on the quoted market rate for the instrument or similar instruments. We have the ability and intent to hold our marketable securities to maturity and do not believe any of the marketable securities are impaired based on our evaluation of available evidence at current balance sheet date and through the time of filing of this quarterly report on Form 10-Q. We expect to receive all principal and interest on all of our investment securities.

     Accounts Payable and Accrued Expenses
     Accounts payable and accrued expenses consisted of the following as of the dates indicated (in thousands):

	November 30,	February 28,
	2010	2010
Accounts payable	$2,052	$2,751
Accrued professional services	692	807
Income taxes payable	106	32
Accrued bonuses	1,917	3,820
Other accrued compensation	2,996	3,097
Other accrued liabilities	1,679	1,934

Total accounts payable and accrued expenses	$9,442	$12,441

4. Goodwill and Purchased Intangible Assets
     We record as goodwill the excess of the acquisition purchase price over the fair value of the tangible and identifiable intangible assets acquired. We do not amortize goodwill, but perform an annual impairment review of our goodwill during our third quarter, or more frequently if indicators of potential impairment arise. We have a single operating segment and consequently evaluate goodwill for impairment based on an evaluation of the fair value of our company as a whole. At each of November 30, 2010 and February 28, 2010, we had $16.6 million of goodwill from our acquisitions of Connect3 in February 2009 and TradePoint in November 2006.
     We record purchased intangible assets at their respective estimated fair values at the date of acquisition. Purchased intangible assets are being amortized using the straight-line method over their estimated useful lives of approximately one to seven years, with a remaining weighted average useful life of 1.1 years at November 30, 2010. We evaluate the remaining useful lives of intangible assets on a periodic basis to determine whether events or circumstances warrant a revision to the remaining estimated amortization period. Amortization expense related to the purchased intangible assets was approximately $683,000 and $2.2 million in the three and nine months ended November 30, 2010, respectively, and approximately $1.0 million and $3.1 million in the three and nine months ended November 2009, respectively.
     We evaluate our goodwill annually in November and recognized no impairment charges as a result of the most recent review. Additionally, we observed no impairment indicators for both goodwill and intangible assets through the filing of this Quarterly Report on Form 10-Q.
5. Commitments and Contingencies
     Commitments
     We lease office space in various locations throughout the United States and Europe. In September 2009, we entered into a lease agreement for office space in San Mateo, California, under which the total lease term is eight years with an initial non-cancellable lease term of five years commencing December 1, 2009. We use the office space as our new corporate headquarters. The aggregate minimum lease commitment is approximately $10.1 million. To secure our obligations under the lease, we have provided the lessor a $223,000 cash security deposit and a $917,000 letter of credit, secured by using our existing revolving line of credit as described in Note 6. Additionally, the lessor provided us with a tenant improvement allowance of $265,000 and assumed approximately $200,000 of our payment obligations under the previous corporate headquarters sublease in San Carlos, California for the period from December 1, 2009 through February 28, 2010, the expiration date of such sublease. The tenant improvement allowance and the assumed sublease obligations have been deferred and are being recognized on a straight-line basis over the lease term as reductions of rent expenses. The leasehold improvements are being amortized on a straight-line basis over the lesser of the lease term or the estimated useful lives of the assets.
     In September 2009, we entered into equipment and facility operating leases associated with our new data center in Mesa, Arizona, with minimum lease terms of two years for the equipment lease and three years for the facility lease. The aggregate minimum lease payments are approximately $1.5 million. In July 2010, we entered into another equipment lease under the same master lease agreement, with approximately $208,000 of minimum lease payments.
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

6. Debt
     In May 2009, we amended our revolving line of credit that we had entered into in April 2008 to, among other things, extend the maturity date of the loan agreement and to increase the revolving line of credit from $15.0 million to $20.0 million. The amended revolving line of credit can be used to (a) borrow revolving loans, (b) issue letters of credit, and (c) enter into foreign exchange contracts. Revolving loans may be borrowed, repaid, and reborrowed until May 7, 2012. Amounts borrowed will bear interest, at our option, at either (1) a floating per annum rate equal to the financial institution’s prime rate, or (2) the greater of (A) the LIBOR rate plus 250 basis points or (B) a per annum rate equal to 4.0%. A default interest rate shall apply during an event of default at a rate per annum equal to 500 basis points above the otherwise applicable interest rate. The line of credit is collateralized by substantially all of our assets and requires us to comply with working capital, net worth, and other non-financial covenants, including limitations on indebtedness and restrictions on dividend distributions, among others. In September 2009, the available balance was reduced by approximately $917,000 to $19.1 million due to the issuance of a letter of credit securing a new operating lease commitment. There were no outstanding amounts under the line of credit at November 30, 2010. Through the filing of this Quarterly Report on Form 10-Q, we were in compliance with all loan covenants.
7. Stock-Based Compensation
     Equity Incentive Plans
     1999 Equity Incentive Plan
     In December 1999, our Board of Directors adopted the 1999 Equity Incentive Plan (the “1999 Plan”). The 1999 Plan provided for incentive or nonstatutory stock options, stock bonuses, and rights to acquire restricted stock to be granted to employees, outside directors, and consultants. We ceased issuing awards under the 1999 Plan upon the completion of our IPO in August 2007. As of November 30, 2010, options to purchase 3,819,398 shares were outstanding under the 1999 Plan. Such options are exercisable as specified in each option agreement, generally vest over four years, and expire no more than ten years from the date of grant. If options awarded under the 1999 Plan are forfeited or repurchased, then shares underlying those options will no longer be available for awards.
     2007 Equity Incentive Plan
     In May 2007, our Board of Directors adopted, and in July 2007 our stockholders approved, the 2007 Equity Incentive Plan (the “2007 Plan”). The 2007 Plan became effective upon our IPO. The 2007 Plan, which is administered by the Compensation Committee of our Board of Directors, provides for stock options, stock units, restricted shares, and stock appreciation rights to be granted to employees, outside directors and consultants. We initially reserved 3.0 million shares of our common stock for issuance under the 2007 Plan. In addition, on the first day of each fiscal year commencing with fiscal year 2009, the aggregate number of shares reserved for issuance under the 2007 Plan is automatically increased by a number equal to the lowest of a) 5% of the total number of shares of common stock then outstanding, b) 3,750,000 shares, or c) a number determined by our Board of Directors. As of November 30, 2010, 7,202,390 shares were reserved for issuance under the 2007 Plan.
     Stock Options
     Options granted under the 2007 Plan may be either incentive stock options or nonstatutory stock options and are exercisable as determined by the Compensation Committee and as specified in each option agreement. Options vest over a period of time as determined by the Compensation Committee, generally four years, and generally expire seven years (but in any event no more than ten years) from the date of grant. The exercise price of any stock option granted under the 2007 Plan may not be less than the fair market value of our common stock on the date of grant. The term of the 2007 Plan is ten years. As of November 30, 2010, options to purchase 3,192,285 shares were outstanding under the 2007 Plan.

     Performance Stock Units (“PSUs”)
     PSUs are awards under the 2007 Plan that entitle the recipient to receive shares of our common stock upon vesting and settlement of the awards pursuant to certain performance and time-based vesting criteria set by our Compensation Committee.
     In May and June 2009, our Compensation Committee granted 901,000 and 25,000 PSUs, respectively, to certain of our executive officers and other employees. These PSU grants related to fiscal 2010 company performance objectives and subsequent individual service requirements over a period of approximately 23 months, subject to each grantee’s continued service. In May 2010, our Compensation Committee granted 314,250 PSUs to our executive officers, which relate to fiscal 2011 company performance objectives and subsequent individual service requirements over a period of approximately 17 months, subject to each grantee’s continued service. As of November 30, 2010, there were approximately 490,000 shares subject to outstanding PSUs from these grants.
     Restricted Stock Units (“RSUs”)
     RSUs are awards under the 2007 Plan that entitle the recipient to receive shares of our common stock upon vesting and settlement of the awards pursuant to time-based vesting criteria set by our Compensation Committee.
     In the quarter ended May 31, 2008, our Compensation Committee granted 545,900 RSUs to our executive officers and certain other employees. During the nine months ended November 30, 2010, there were 459,450 RSUs that fully vested and represented all remaining outstanding RSUs from this grant. In connection with the vesting and settlement of these RSUs, we withheld 148,523 shares of our common stock in settlement of employee income and payroll tax withholding obligations and paid the corresponding amounts in cash, approximately $937,000, to the appropriate federal and state taxing authorities.
     In January 2010, our Compensation Committee granted 100,000 RSUs that vest over a period of approximately four years, subject to the grantee’s continued services. In the nine months ended November 30, 2010, our Compensation Committee granted 1,270,500 RSUs to certain of our executive officers and other employees. Such RSUs will vest over a period of approximately 24 to 27 months, subject to each grantee’s continued service. In August 2010, our Compensation Committee granted a total of 79,317 RSUs to the non-employee members of our board of directors, which will be fully vested on the earlier of a) the date of our 2011 Annual Meeting of Stockholders, or b) one year from the date of grant. As of November 30, 2010, there were approximately 1,360,000 shares subject to outstanding RSUs.

     A summary of stock option activity during fiscal 2010 and the nine months ended November 30, 2010 follows (shares in thousands):

	Shares	Shares Subject	Weighted Average
	Available	to Options	Option Exercise
	for Grant	Outstanding	Price per Share
Balance at February 28, 2009	604	7,732	$5.20
Additional shares authorized	1,403	—	—
Options granted	(664)	664	8.23
PSUs granted	(926)	—	—
RSUs granted	(100)	—	—
Options exercised	—	(823)	1.71
1999 Plan options cancelled/forfeited (1)	—	(105)	6.89
2007 Plan options cancelled/forfeited	220	(220)	9.52
PSUs and RSUs cancelled/forfeited	822	—	—

Balance at February 28, 2010	1,359	7,248	5.72
Additional shares authorized	1,475	—	—
Options granted	(1,123)	1,123	6.91
PSUs granted	(314)	—	—
RSUs granted	(1,350)	—	—
Options exercised	—	(818)	3.13
1999 Plan options cancelled/forfeited (1)	—	(44)	9.50
2007 Plan options cancelled/forfeited	497	(497)	9.05
PSUs and RSUs cancelled/forfeited	113	—	—

Balance at November 30, 2010	657	7,012	5.95

(1)	Under the terms of the 1999 Plan, shares underlying cancelled or forfeited options are no longer available for awards.

     A summary of PSU activity during fiscal 2010 and the nine months ended November 30, 2010 follows (in thousands):

Shares
Subject to PSUs
Outstanding
Balance at February 28, 2009	440
Granted	926
Released	(434)
Cancelled/forfeited	(545)

Balance at February 28, 2010	387
Granted	314
Released	(188)
Cancelled/forfeited	(23)

Balance at November 30, 2010	490

     A summary of RSU activity during fiscal 2010 and the nine months ended November 30, 2010 follows (in thousands):

Shares
Subject to RSUs
Outstanding
Balance at February 28, 2009	502
Granted	100
Cancelled/forfeited	(42)

Balance at February 28, 2010	560
Granted	1,350
Released	(460)
Cancelled/forfeited	(90)

Balance at November 30, 2010	1,360

     Employee Stock Purchase Plan (“ESPP”)
     In May 2007 our Board of Directors adopted, and in July 2007 our stockholders approved, the 2007 Employee Stock Purchase Plan. We subsequently amended the ESPP in March 2010. Under the ESPP, eligible employees may purchase shares of common stock at a price per share equal to 85% of the lesser of the fair market values of our common stock at the beginning or end of the applicable offering period. The initial offering period commenced on August 8, 2007 and ended on April 15, 2008. Each subsequent offering period lasts for six months. We initially reserved 500,000 shares of our common stock for issuance under the ESPP. In addition, on the first day of each fiscal year commencing with fiscal year 2009, the aggregate number of shares reserved for issuance under the ESPP is automatically increased by a number equal to the lowest of a) 1% of the total number of shares of common stock then outstanding, b) 375,000 shares, or c) a number determined by our Board of Directors. In the nine months ended November 30, 2010, employees purchased 267,396 shares under the ESPP, and the weighted average per share fair value of the options to purchase those shares was approximately $1.91. As of November 30, 2010, a total of 739,947 shares were available for issuance under the ESPP.
     Stock-Based Compensation Expense Associated with Awards to Employees
     We have issued employee stock-based awards in the form of stock options, PSUs, RSUs, and shares subject to the ESPP. We measure the value of stock options and shares subject to the ESPP based on their grant date fair value using the Black-Scholes pricing model. Stock-based compensation expense for PSUs and RSUs is based on the closing price of our common stock on the grant date. The aggregate fair value of the PSUs and RSUs granted in the nine months ended November 30, 2010 was approximately $2.1 million and $8.4 million, respectively.

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

	Weighted				Weighted
	Average	Expected			Average Fair
	Expected	Stock	Risk-free	Expected	Value of Awards
	Term	Price	Interest	Dividend	Granted
	(in years)	Volatility	Rate	Yield	(per share)
Three months ended November 30, 2010
Stock options	4.5	65%	2.4%	0%	$5.07
ESPP	0.5	47%	0.2%	0%	$3.06
Three months ended November 30, 2009
Stock options	4.4	63%	2.3%	0%	$4.46
ESPP	0.5	45%	0.2%	0%	$2.30
Nine months ended November 30, 2010
Stock options	4.6	67%	2.3%	0%	$3.78
ESPP	0.5	44%	0.2%	0%	$2.30
Nine months ended November 30, 2009
Stock options	4.3	64%	2.0%	0%	$4.23
ESPP	0.5	71%	0.2%	0%	$2.70
     The following table sets forth the stock-based compensation expense for equity awards recorded in the condensed consolidated statements of operations for the three and nine months ended November 30, 2010 and 2009 (in thousands):

	Three Months Ended November 30,		Nine Months Ended November 30,
	2010	2009	2010	2009
Cost of revenue	$484	$377	$1,312	$1,318
Research and development	894	784	2,443	2,588
Sales and marketing	625	597	2,032	1,868
General and administrative	582	473	1,878	1,717

Total stock-based compensation expense	$2,585	$2,231	$7,665	$7,491

     The following table sets forth the gross unrecognized stock-based compensation expense as of November 30, 2010, excluding estimated forfeitures:

	Unrecognized
	Stock-Based	Remaining
	Compensation	Weighted Average
	Costs	Recognition Period
	(in thousands)	(in years)
Stock options	$8,963	2.6
PSUs	1,137	0.5
RSUs	6,971	1.7
ESPP	321	0.4

	$17,392	2.1

8. Income Taxes
     In the three and nine months ended November 30, 2010, we recorded income tax expense of approximately $29,000 and $105,000, respectively, compared to a tax benefit of $167,000 and $140,000, respectively, in the corresponding periods of the prior year. The effective tax rate for the three and nine months ended November 30, 2010 was less than 1% based on our estimated taxable income for the year. We recorded tax expenses primarily for state minimum taxes and foreign taxes. In the three months ended November 30, 2009, we recorded a discrete tax benefit of approximately $130,000 for the expected recovery of federal minimum taxes paid in prior years, as a result of the enactment of the 2009 Worker, Homeownership, and Business Assistance Act of 2009 in November 2009, which increases the carryback period for net operating losses, or NOLs, incurred in fiscal 2009 and 2010 from two to five years and suspends the alternative minimum tax NOL deduction limitation for the carryback period. Accordingly, we expect to recover federal alternative minimum taxes paid in fiscal 2006, 2007, and 2008 and recorded a related tax benefit in the three months ended November 2009. In the same period, we also recorded a discrete tax benefit due to changes in our prior year estimated tax liability based on the actual tax payments made and increased refundable R&D tax credits as a result of the extension of the Housing Assistance Act of 2008 and the American Recovery and Reinvestment Act of 2009. Excluding the impact of the discrete adjustments, we would have recorded tax expenses primarily for state income taxes in states where we do not have NOL carryforwards and foreign taxes.

     There were no material changes to our unrecognized tax benefits in the three and nine months ended November 30, 2010 and we do not expect to have any significant changes to unrecognized tax benefits over the next twelve months. Because of our history of operating losses, all years remain open to audit.
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
     As of November 30, 2010, we had four outstanding forward contracts with an aggregate notional principal of approximately €4.4 million, which are summarized as follows (in thousands):

				Accumulated
	Notional	Notional		Amortized
	Principal	Principal	Fair Value	Implicit Interest
	(Local Currency)	(USD)	(USD)	(USD)
Euro — maturing in February 2011	€1,581	$2,241	$189	$11
Euro — maturing in December 2010, 2011 and 2012 (1)	2,777	3,744	132	4

Total	€4,358	$5,985	$321	$15

(1)	Related to a three-year customer arrangement, under which we separately hedge each equal annual billing amount. The contract related to the first annual billing amount matured in December 2010 and the remaining two mature in December 2011 and 2012, respectively.
     We designated these forward contracts as cash flow hedges of foreign currency denominated firm commitments. Our objective in purchasing these forward contracts was to negate the impact of currency exchange rate movements on our operating results. We record effective spot-to-spot changes in these cash flow hedges in accumulated other comprehensive income until the hedged transaction takes place. Combined implied interest on all forward contracts was excluded from effectiveness testing and is being recorded using the straight-line method over the terms of the forward contracts to interest expense and accumulated other comprehensive income. We did not incur any hedge ineffectiveness in the nine months ended November 30, 2010 and 2009.

	Amount of Gain (Loss) Recognized In Income
		Three Months Ended November 30,		Nine Months Ended November 30,
Derivatives Designated as Hedging Instruments	Location	2010	2009	2010	2009
Forward contracts	Revenue	$106	$34	$246	$68
     In the three and nine months ended November 30, 2010, we reclassified approximately $106,000 and $246,000, respectively, of the cumulative net unrealized gain from other comprehensive income into revenue. Over the next 12 months, we expect to reclassify to revenue approximately $68,000 and $145,000 in net unrealized gains associated with the forward contracts that settled in May 2009 and June 2010, respectively, and approximately $46,000 unrealized gains associated with a forward contract that settled in December 2010.

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
     The following table summarizes the amounts measured at fair value (in thousands):

		Significant Other
		Observable Inputs
	Total	(Level 2)
November 30, 2010
Assets:
Foreign currency forward contracts(1)	$321	$321
February 28, 2010
Assets:
Foreign currency forward contracts(1)	$308	$308

(1)	At November 30, 2010, $224 was included in prepaid expenses and other current assets and $97 was included in other assets, net on our condensed consolidated balance sheet. At February 28, 2010, $308 was included in prepaid expenses and current assets on our condensed consolidated balance sheet.
11. Comprehensive Loss
     The following table summarizes the calculation and components of comprehensive loss, net of taxes (in thousands):

	Three Months Ended November 30,		Nine Months Ended November 30,
	2010	2009	2010	2009
Net loss	$(2,085)	$(2,397)	$(10,802)	$(9,264)
Gain reclassified from accumulated comprehensive income into revenue	(106)	(34)	(246)	(68)
Change in net unrealized gain and cumulative implied interest on forward contracts	(124)	(68)	277	(329)

Total comprehensive loss	$(2,315)	$(2,499)	$(10,771)	$(9,661)

12. Subsequent Event
     On December 31, 2010, we acquired substantially all of the assets of Applied Intelligence Solutions, LLC, a provider of intelligent software solutions for retail enterprises, for approximately three million dollars in cash.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. In addition, we may make other written and oral communications from time to time that contain such statements. Forward-looking statements include statements as to industry trends and future expectations and other matters that do not relate strictly to historical facts. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. These forward-looking statements include statements in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included elsewhere in this Form 10-Q and in our other Securities and Exchange Commission filings, including our Annual Report on Form 10-K for the fiscal year ended February 28, 2010. Furthermore, such forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
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
Overview
     We are a collaborative optimization network connecting retail and consumer products, or CP, companies. Our software services enable retailers and CP companies to separately or collaboratively define category, brand, and customer strategies based on a scientific understanding of consumer behavior and make actionable pricing, promotion, assortment, space and other merchandising and marketing recommendations to achieve their revenue, profitability, sales volume, and customer loyalty objectives. We deliver our applications by means of a software-as-a-service, or SaaS, model, which allows us to capture and analyze the most recent retailer and market-level data and enhance our software services rapidly to address our customers’ ever-changing merchandising and marketing needs, and connect retailers and CP companies via collaborative, Internet-based applications. During fiscal 2010, we introduced our “nextGEN” strategy, which combines category, brand and shopper insights to provide our retail customers a unified understanding of shopper behavior and the ability to leverage those insights to make better business decisions on pricing, promotion, assortment and collaboration with their CP trading partners.
     Our solutions consist of software services and complementary analytical services and analytical insights derived from the same platform that supports our software services. We offer our solutions individually or as a suite of integrated software services. Our solutions for the retail and CP industries include DemandTec Lifecycle Price Optimizationtm, DemandTec End-to-End Promotion Managementtm, DemandTec Assortment & Spacetm, DemandTec Shopper Insightstm, DemandTec Targeted Marketingtm, and DemandTec Trade Effectivenesstm. The DemandTec network connects our solutions for the retail and CP industries. We sell our solutions through our direct sales force and receive a number of customer prospect introductions through third parties, such as systems integrators, strategic consulting firms, and a data syndication company. We were incorporated in November 1999 and began selling our software in fiscal 2001. Our revenue has grown from $9.5 million in fiscal 2004 to $79.1 million in fiscal 2010, and was $60.1 million in the nine months ended November 30, 2010. Our operating expenses have also increased significantly during these same periods. We have incurred losses to date and had an accumulated deficit of approximately $100.0 million at November 30, 2010.
     We sell our software to retailers and CP companies under agreements with initial terms that generally are one to three years in length and provide a variety of services associated with our customers’ use of our software. Our software service agreements with retailers and CP companies are often large contracts. The annual contract value for each retail and CP company customer agreement is largely related to the size of the customer. Our Advanced Deal Management agreements with CP companies that leverage the DemandTec network are principally one year in length and much smaller in annual and aggregate contract value than our other CP company customer software services contracts and our retail contracts. Generally, the agreements we have signed in the first fiscal quarter of a fiscal year have had an aggregate annual contract value less than that of the agreements signed in the preceding fiscal fourth quarter. In addition, the aggregate contract value of agreements signed can fluctuate significantly on a quarterly basis within any given fiscal year. A significant percentage of our new and existing customer add-on agreements are entered into during the last month, weeks, or even days of each quarter. We generally recognize the revenue we generate from each agreement ratably over the term of the agreement. Our ability to maintain or increase revenues depends on our attracting new customers, renewing agreements with our existing customers at comparable prices, and selling add-on software services to existing customers, as well as the success of our nextGEN strategy. Further, our revenue will be directly affected by the continued acceptance of our software in the marketplace, as well as the timing, size and term length of our customer agreements. If we are unable to successfully develop or acquire new software and enhance our existing applications, including solutions underlying our nextGEN strategy, we may not be able to attract and retain customers or increase or maintain our revenue.

     During fiscal 2009 and 2010, the global economic environment deteriorated which resulted in delays in the execution of new and some renewal customer contracts, with some customers or potential customers electing not to enter into new or renewal contracts, and with some other customers renewing at lower prices or for shorter contract periods. Accordingly, our revenue growth slowed and our deferred revenue balances decreased during those periods. In each of the fiscal quarters ended February 28, 2010 and May 31, 2010, our revenue declined from the respective immediately preceding quarters. The impact of the adverse economic environment on our business also contributed to the net use of approximately $4.4 million of cash in operations in the quarter ended May 31, 2010 and the net use of $6.8 million of cash in operations in fiscal 2010. In the fiscal quarters ended August 31 and November 30, 2010, our revenue increased approximately $2.3 million and $1.3 million, respectively, from the immediately preceding quarters, and increased approximately $592,000 and $1.6 million, respectively, from the corresponding quarters of the prior year. In addition, we generated approximately $755,000 and $5.7 million of cash from operations in three and nine months ended November 30, 2010, respectively. We expect that revenue may continue to grow in the short term, but we believe that long-term revenue growth is more difficult to predict. Furthermore, our ability to achieve profitability will be affected by our revenue as well as by the level of our operating expenses associated with growing our business. Our largest category of operating expenses is research and development expenses, and the largest component of our operating expenses is personnel costs.
     In June 2010, we signed a multi-year agreement with Target for substantially all of our existing and certain potential future nextGEN software services. This agreement includes obligations for us to engage in certain development efforts on a commercially reasonable basis. We believe this agreement could result in this customer representing in excess of 20% of our revenue during fiscal 2011. In addition, the agreement can be canceled by the customer without cause after three years and restricts our ability to sell certain future nextGEN software services and functionality to certain retail companies for a specific period of time.
     We are headquartered in San Mateo, California, and have sales and marketing offices in North America and Europe. In the three and nine months ended November 30, 2010, approximately 87% and 86%, respectively, of our revenue was attributable to sales of our software to companies located in the United States.
     As of December 31, 2010, we had approximately 31.1 million shares of common stock outstanding, excluding approximately 9.0 million shares subject to outstanding options, performance stock units, restricted stock units, and rights under our employee stock purchase program. The issuance of shares upon the exercise of these options and settlement of these units, as well as the grant of additional options and units pursuant to our equity compensation plans, would result in additional dilution and may adversely impact our earnings per share. See Note 7 of Notes to Condensed Consolidated Financial Statements.
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
     During the three and nine months ended November 30, 2010, there were no significant changes in our critical accounting policies. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended February 28, 2010 and Note 1 of Notes to Condensed Consolidated Financial Statements included herein for a more complete discussion of our critical accounting policies and estimates.
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

	Three Months Ended November 30,		Nine Months Ended November 30,
	2010	2009	2010	2009
	(in thousands)
Revenue	$21,670	$20,088	$60,103	$59,429
     Three and Nine Months Ended November 30, 2010 Compared to the Three and Nine Months Ended November 30, 2009. Revenue for the three months ended November 30, 2010 increased approximately $1.6 million, or 8%, from the corresponding period of the prior year, primarily due to a $1.5 million increase in revenue from existing customers and a $415,000 increase in revenue from new customers in the three months ended November 30, 2010, offset by a $354,000 decrease in revenue from customers who were no longer our customers in the three months ended November 30, 2010. Revenue for the nine months ended November 30, 2010 increased approximately $674,000, or 1%, from the corresponding period of the prior year, primarily due to a $801,000 increase in revenue from existing customers and a $952,000 increase in revenue from new customers, offset by a $1.1 million decrease in revenue from customers who were no longer our customers in the nine months ended November 30, 2010. Existing customers are those that contributed revenue in each of the periods presented. New customers are those that did not contribute any revenue in the corresponding periods of the prior year.
     Our revenue growth depends on our ability to attract new customers and to retain the existing revenues from our current customers over time. Some of our initial agreements with customers included fees for software, services, or hosting components that were not needed upon renewal. As a consequence, we received lower total fees upon renewal of those agreements. Additionally, during fiscal 2010, the adverse global economic conditions continued to result in delays in the execution of new and some renewal customer contracts. Some existing customers or potential customers elected not to enter into new or renewal contracts, some renewed at lower prices and/or on less favorable terms, and some delayed the timing and/or slowed the pace of certain professional services, including development projects. Accordingly, in the fiscal quarter ended May 31, 2010, our revenue declined from the immediately preceding quarter and declined from the corresponding period of the prior year. In each of the three months ended August 31 and November 30, 2010, our revenue increased from the immediately preceding quarters, primarily because we entered into new contracts in those periods and our renewals of and add-ons to existing customer contracts improved. We expect that our revenue will continue to increase in our fourth quarter ending February 28, 2011 and may continue to grow in the short term. However, we believe long-term revenue growth is more difficult to predict.

     Percentages of total revenue by customer type and geographic region for the periods presented were as follows:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2010	2009	2010	2009
By customer type:
Retail	82%	82%	81%	82%
CP	18	18	19	18

Total revenue	100%	100%	100%	100%

By location:
United States	87%	87%	86%	86%
International	13	13	14	14

Total revenue	100%	100%	100%	100%

     Revenue from CP companies as a percentage of total revenue remained flat in the three months ended November 30, 2010 and increased by one percentage point in the nine months ended November 30, 2010 compared to the corresponding periods of the prior year. Revenue from customers located outside the United States as a percentage of total revenue remained flat in each of the three and nine months ended November 30, 2010 compared to the corresponding periods of the prior year. Over the long term, we expect that revenue from CP companies and revenue from international customers will increase as a percentage of total revenue on an annual basis.
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

	Three Months Ended November 30,		Nine Months Ended November 30,
	2010	2009	2010	2009
	(dollars in thousands)
Revenue	$21,670	$20,088	$60,103	$59,429
Cost of revenue	7,468	6,361	21,664	19,365

Gross profit	14,202	13,727	38,439	40,064
Gross margin	66%	68%	64%	67%
     Three and Nine Months Ended November 30, 2010 Compared to the Three and Nine Months Ended November 30, 2009. Cost of revenue in the three and nine months ended November 30, 2010 increased approximately $1.1 million and $2.3 million, or 17% and 12%, respectively, from the corresponding periods of the prior year. The increase in costs was primarily due to the expansion of hosting and equipment infrastructure to support our nextGEN strategy, and implementation support at certain of our customers.
     Data center and equipment costs, including depreciation, increased approximately $635,000 and $1.4 million, respectively, in the three and nine months ended November 30, 2010 from the corresponding periods of the prior year. Our new data center in Mesa, Arizona provides the infrastructure required to handle the anticipated increase in the level of customer data processed and analyzed in our nextGEN service offerings. Payroll-related expense increased $323,000 and $148,000, respectively, in the three and nine months ended November 30, 2010 from the corresponding periods of the prior year. Average headcount increased by six in the three months ended November 30, 2010 compared to the corresponding period of the prior year. In the nine months ended November 30, 2010, the average headcount was flat compared to the corresponding period of the prior year; recruiting costs accounted for the majority of the increase. Additionally, in the nine months ended November 30, 2010, travel-related expenses and contractor expenses increased approximately $293,000 and $231,000, respectively, compared to the corresponding period of the prior year, primarily as a result of supporting customer implementations and supplementing our consulting workforce in implementations at certain of our customers.

     Our gross margin decreased to 66% and 64%, respectively, in the three and nine months ended November 30, 2010 compared to the corresponding periods of the prior year. Both periods were adversely impacted by an increase in our infrastructure costs to support our nextGEN service offerings. We anticipate, in the short term, that our gross margin will increase as we grow our revenue and leverage the infrastructure investments we have made to support our nextGEN service offerings.
     Research and Development Expenses
     Research and development expenses include personnel costs for our research, product management and software development personnel, and allocated overhead expenses. We devote substantial resources to extending our existing software applications as well as to developing new software.

	Three Months Ended November 30,		Nine Months Ended November 30,
	2010	2009	2010	2009
	(dollars in thousands)
Research and development	$8,011	$8,037	$23,557	$24,190
Percent of revenue	37%	40%	39%	41%
     Three and Nine Months Ended November 30, 2010 Compared to the Three and Nine Months Ended November 30, 2009. Research and development expenses remained flat in the three months ended November 30, 2010 compared to the corresponding period of the prior year, but decreased $633,000, or 3%, in the nine months ended November 30, 2010 from the corresponding period of the prior year, primarily due to decreased personnel costs, partially offset by an increase in consulting expenses and facility-related costs.
     Personnel costs decreased approximately $276,000 and $1.5 million, respectively, in the three and nine months ended November 30, 2010 from the corresponding periods of the prior year, primarily because average headcount decreased by seven and nine in the respective periods and because we migrated certain resources to lower-cost jurisdictions. Stock-based compensation expense, which is a component of personnel costs, increased $110,000 in the three months ended November 30, 2010 and decreased $145,000 in the nine months ended November 30, 2010, compared to the corresponding periods of the prior year. The increase in the three months ended November 30, 2010 was primarily due to options granted to new and existing employees and PSUs and RSUs granted during fiscal 2010, which had a full-quarter impact on stock compensation expense. The decrease in the nine months ended November 30, 2010 was primarily due to PSUs and RSUs granted in fiscal 2008 and 2009 that became fully vested in April and July 2010. Partially offsetting the decrease in personnel costs, consulting service costs increased $206,000 and $617,000, respectively, in the three and nine months ended November 30, 2010 compared to the corresponding periods of the prior year, primarily to support nextGEN initiatives. In addition, allocated facility-related costs increased approximately $300,000 in the nine months ended November 30, 2010 from the corresponding period of the prior year, mainly attributable to the use of a new hosting facility in Mesa, Arizona, and the increased costs of our San Mateo facility.
     We intend to continue to invest significantly in our research and development efforts because we believe these efforts are essential to maintaining our competitive position. In the short term, we expect that research and development expenses will increase in absolute dollars and as a percentage of revenue as we continue to grow our business, given the increased headcount from our December 31, 2010 acquisition of Applied Intelligence Solutions, LLC, a provider of intelligent software solutions for the retail enterprise.
     Sales and Marketing Expenses
     Sales and marketing expenses include personnel costs for our sales and marketing personnel, including commissions and incentives, travel and entertainment expenses, marketing programs such as product marketing, events, corporate communications and other brand building expenses, and allocated overhead expenses.

	Three Months Ended November 30,		Nine Months Ended November 30,
	2010	2009	2010	2009
	(dollars in thousands)
Sales and marketing	$5,629	$5,067	$17,616	$15,912
Percent of revenue	26%	25%	29%	27%

     Three and Nine Months Ended November 30, 2010 Compared to the Three and Nine Months Ended November 30, 2009. Sales and marketing expenses in the three and nine months ended November 30, 2010 increased approximately $562,000 and $1.7 million, or 11% in each case, from the corresponding periods of the prior year, primarily as a result of increased personnel costs and accounts receivable reserves, partially offset by decreased marketing program and outside service costs.
     Personnel costs increased $713,000 and $1.9 million, respectively, in the three and nine months ended November 30, 2010 from the corresponding periods of the prior year, primarily due to a headcount increase. Average sales and marketing headcount increased by 14 and 10, respectively, in the three and nine months ended November 30, 2010, compared to the corresponding periods of the prior year. In addition, in the nine months ended November 30, 2010, bad debt expense increased $460,000 from the corresponding period of the prior year as we were not able to collect on a customer invoice that was in dispute. The increase was partially offset by marketing programs, event costs, and outside service expenses, which decreased $169,000 and $400,000, respectively, in the three and nine months ended November 30, 2010, compared to the corresponding periods of the prior year as we undertook fewer marketing and branding initiatives.
     In the short term, we expect that sales and marketing expenses will remain flat in absolute dollars, but decrease as a percentage of revenue as we continue to grow our revenue.
     General and Administrative Expenses
     General and administrative expenses include the unallocated portion of personnel costs for our executive, finance and accounting, human resources, legal, and information management personnel, third-party professional services, travel and entertainment expenses, and other corporate expenses.

	Three Months Ended November 30,		Nine Months Ended November 30,
	2010	2009	2010	2009
	(dollars in thousands)
General and administrative	$2,433	$2,227	$7,273	$7,387
Percent of revenue	11%	11%	12%	12%
     Three and Nine Months Ended November 30, 2010 Compared to the Three and Nine Months Ended November 30, 2009. General and administrative expenses in the three and nine months ended November 30, 2010 increased $206,000, or 9%, and decreased $114,000, or 2%, respectively, from the corresponding periods of the prior year, primarily due to an increase in outside services expenses in both periods and a decrease in sales tax reserves in the nine-months ended November 30, 2010.
     Outside services expense increased $172,000 and $104,000 in the three and nine months ended November 30, 2010, respectively, compared to the corresponding periods of the prior year, mainly due to certain accounting system enhancement projects and incremental contractor services to support the business growth. The increase in outside services expense was offset by a $335,000 decrease in sales tax expense in the nine months ended November 30, 2010, as we reserved for sales tax exposures in certain states in the corresponding period of the prior year.
     In the short term, we expect that general and administrative expenses will remain relatively flat in absolute dollars and as a percentage of revenue.
     Amortization of Purchased Intangible Assets

	Three Months Ended November 30,		Nine Months Ended November 30,
	2010	2009	2010	2009
	(dollars in thousands)
Amortization of purchased intangible assets	$217	$575	$800	$1,752
Percent of revenue	1%	3%	1%	3%
     Three and Nine Months Ended November 30, 2010 Compared to the Three and Nine Months Ended November 30, 2009. Expenses associated with amortization of purchased intangible assets decreased $358,000 and $952,000 in the three and nine months ended November 30, 2010, respectively, from the corresponding periods of the prior year. The decrease was primarily due to the scheduled full amortization of intangible assets by November 2009 associated with the purchase of rights to develop assortment optimization technology and certain intangible assets from the TradePoint and Connect3 acquisitions. Intangible assets are being amortized using the straight-line method over their estimated useful lives, with an estimated remaining weighted average period of 1.1 years at November 30, 2010. The quarterly amortization expense of all existing purchased intangible assets will continue to decline further in the fourth quarter of fiscal 2011 and thereafter.

     Other Income, Net

	Three Months Ended November 30,		Nine Months Ended November 30,
	2010	2009	2010	2009
	(in thousands)
Interest income	$62	$103	$190	$494
Interest expense	(26)	(12)	(70)	(74)
Other income (expense)	(4)	21	(10)	128

Other income, net	$32	$112	$110	$548

     Three and Nine Months Ended November 30, 2010 Compared to the Three and Nine Months Ended November 30, 2009. Other income, net decreased approximately $80,000 and $438,000 in the three and nine months ended November 30, 2010, respectively, from the corresponding periods of the prior year, primarily due to decreased interest income as a result of lower interest rates.
     Provision (Benefit) for Income Taxes

	Three Months Ended November 30,		Nine Months Ended November 30,
	2010	2009	2010	2009
	(in thousands)
Provision (benefit) for income taxes	$29	$(167)	$105	$(140)
     Three and Nine Months Ended November 30, 2010 Compared to the Three and Nine Months Ended November 30, 2009. In the three and nine months ended November 30, 2010, we recorded income tax expense of approximately $29,000 and $105,000, respectively, compared to a tax benefit of $167,000 and $140,000, respectively, in the corresponding periods of the prior year. The effective tax rate for the three and nine months ended November 30, 2010 was less than 1% based on our estimated taxable income for the year. We recorded tax expenses primarily for state minimum taxes and foreign taxes. In the three months ended November 30, 2009, we recorded a discrete tax benefit of approximately $130,000 for the expected recovery of federal minimum taxes paid in prior years, as a result of the enactment of the 2009 Worker, Homeownership, and Business Assistance Act of 2009 in November 2009, which increases the carryback period for net operating losses, or NOLs, incurred in fiscal 2009 and 2010 from two to five years and suspends the alternative minimum tax NOL deduction limitation for the carryback period. Accordingly, we expect to recover federal alternative minimum taxes paid in fiscal 2006, 2007, and 2008 and recorded a related tax benefit in the three months ended November 2009. In the same period, we also recorded a discrete tax benefit due to changes in our prior year estimated tax liability based on the actual tax payments made and increased refundable R&D tax credits as a result of the extension of the Housing Assistance Act of 2008 and the American Recovery and Reinvestment Act of 2009. Excluding the impact of the discrete adjustments, we would have recorded tax expenses primarily for state income taxes in states where we do not have NOL carryforwards and foreign taxes.
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
     Stock-Based Compensation Expense
     Total stock-based compensation expense was slightly higher in the three and nine months ended November 30, 2010 than in the corresponding periods of the prior year. The increase in stock-based compensation expense was primarily due to an increase in stock-based compensation expense associated with stock options granted to new and existing employees subsequent to November 30, 2009, and RSUs and PSUs granted during fiscal 2010, offset by a decrease in stock-based compensation expense associated with PSUs and RSUs granted in fiscal 2008 and 2009 that became fully vested. See Note 7 of Notes to our Condensed Consolidated Financial Statements contained herein for further explanation of how we derive and account for these estimates. We expect that stock-based compensation expense will vary in the future depending upon the magnitude and timing of equity incentive grants and revisions to our estimates of the number of outstanding awards expected to vest, as well as potential fluctuations in our stock price.

Liquidity and Capital Resources
     At November 30, 2010, our principal sources of liquidity consisted of cash, cash equivalents, and marketable securities of $71.1 million, accounts receivable (net of allowances) of $17.4 million, and available borrowing capacity under our credit facility of $19.1 million, after reduction of approximately $917,000 to secure the operating lease commitment associated with our San Mateo headquarters facility.
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
The table below sets forth the cash flows provided by (used in) various activities:

	Nine Months Ended November 30,
	2010	2009
	(in thousands)
Net cash provided by (used in) operating activities	$5,678	$(9,149)
Net cash used in investing activities	(13,705)	(11,153)
Net cash provided by financing activities	3,069	1,095
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
     In the nine months ended November 30, 2010, net cash provided by operating activities were approximately $5.7 million, an increase of $14.8 million when compared to approximately $9.1 million of cash used in operating activities in the corresponding period of the prior year. Deferred revenue increased significantly in the nine months ended November 30, 2010, primarily as a result of improved renewals and add-on agreements with existing customers during the period. The increase was partially offset by an increase in accounts receivable in the nine months ended November 30, 2010. The net impact of the changes in deferred revenue and accounts receivable resulted in an increase in net cash from operations of approximately $20.6 million compared to the corresponding period of the prior year. Partially offsetting the increase in cash generated from customer collections, our loss from operations, after adjustment of noncash charges, in the nine months ended November 30, 2010 increased approximately $1.6 million, as we increased our infrastructure spending and headcount to support our nextGEN service offerings. In addition, other working capital items decreased cash from operations in the nine months ended November 30, 2010 by approximately $4.2 million compared to the corresponding period of the prior year, primarily due to the timing of vendor and bonus payments.
     While approximately $5.7 million in net cash was provided from operations in the nine months ended November 30, 2010, we anticipate that the economic environment may not improve in the near term and, as a result, the signing of customer contracts and the collection of cash will continue to remain challenging and unpredictable, thereby potentially impacting our cash generation.
     Investing Activities
     Our primary investing activities have been capital expenditures on equipment for our data center, net purchases of marketable securities, and payments for the acquisition of businesses.

     In the nine months ended November 30, 2010, we used $13.7 million of net cash in investing activities compared to $11.2 million in the corresponding period of the prior year. In the nine months ended November 30, 2010, purchases and maturities of marketable securities resulted in an approximately $8.8 million net cash outflow. We used approximately $3.6 million cash for capital equipment, mainly associated with nextGEN service offerings and the expansion of our customer base. Additionally, we made a $900,000 cash payment associated with the Connect3 acquisition and used $426,000 of cash in payment of short-term notes payable held by former TradePoint shareholders. In the nine months ended November 30, 2009, we paid $12.5 million cash associated with the Connect3 acquisition and used approximately $1.2 million of cash for capital equipment, offset by approximately $2.6 million of net cash inflow from maturities of marketable securities.
     Financing Activities
     Our primary financing activities have been issuances of common stock related to our IPO in 2007, the exercise of stock options, the sale of shares pursuant to our ESPP, and borrowings and repayments under our credit facilities.
     In the nine months ended November 30, 2010, we generated approximately $3.1 million of net cash from financing activities compared to $1.1 million from financing activities in the corresponding period of the prior year. We received approximately $4.0 million of cash proceeds from the issuance of common stock under our equity incentive plans in the nine months ended November 30, 2010. In April 2010, we used $937,000 to fulfill employee federal and state withholding tax obligations in connection with the vesting and settlement of certain outstanding RSUs. We withheld 148,523 shares of our common stock in lieu of the tax withholding obligations upon settlement of these RSUs. In the nine months ended November 30, 2009, we received approximately $2.4 million of cash proceeds from the issuance of common stock under our equity incentive plans and used approximately $1.3 million cash to pay off a short-term note held by a former Connect3 officer and shareholder, resulting in approximately $1.1 million of net cash inflow.
     We believe that our cash, cash equivalents, and marketable securities balances at November 30, 2010, along with cash provided by operating activities, if any, will be sufficient to fund our projected operating requirements for at least the next twelve months. We may need to raise additional capital or incur debt to continue to fund our operations over the long term. Our future capital requirements will depend on many factors, including revenues, profits or losses incurred there from, any expansion of our workforce, the timing and extent of any expansion into new markets, the timing of introductions of any new functionality and enhancements to our software, the timing and size of any acquisitions of other companies or assets and the continuing market acceptance of our software. We may enter into arrangements for potential acquisitions of complementary businesses, services or technologies, either in the near or longer term, which also could require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.
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
     At November 30, 2010, the future minimum payments under these commitments, as well as payments due under other contractual commitments, were as follows (in thousands):

	Payments Due by Period
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating leases(1)	$9,859	$2,359	$4,700	$2,800	$—
Contractual commitments(2)	2,511	2,511	—	—	—

Total contractual obligations	$12,370	$4,870	$4,700	$2,800	$—

(1)	Includes approximately $8.9 million in future minimum lease payments associated with our headquarters facility in San Mateo, California, and approximately $1.0 million in future minimum lease payments for equipment and facility operating leases associated with our data center in Mesa, Arizona, entered into in September 2009 and July 2010. See Note 5 of Notes to Condensed Consolidated Financial Statements.

(2)	Amounts are associated with agreements for hosting, contract engineering services, and other purchase commitments that are enforceable and legally binding and that specify all significant terms, including fixed or minimum services to be used, fixed, minimum or variable price provisions, and the approximate timing of the transaction. Obligations under contracts that we can cancel without a significant penalty are not included.

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
     As we operate internationally and fund our international operations, our cash and cash equivalents could be affected by fluctuations in foreign exchange rates. The net effect of foreign currency exchange rate changes on our cash and cash equivalents were not significant in the three and nine months ended November 30, 2010 and 2009.
     Certain of our international sales agreements are denominated in the country of origin currency, and therefore our revenue and receivables are subject to foreign currency risk. Also, some of our operating expenses and cash flows are denominated in foreign currencies and, thus, are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the exchange rates for the British Pound and the Euro. We periodically enter into foreign exchange forward contracts to reduce exposure in non-U.S. dollar denominated receivables. We formally assess, both at a hedge’s inception and on an ongoing basis, whether the derivatives used in hedging transactions are highly effective in negating currency risk. At November 30, 2010, we had four outstanding forward foreign exchange contracts to sell Euros for U.S. dollars through December 2012, with an aggregate notional principal of approximately €4.4 million (or approximately $6.0 million). We do not enter into derivative financial instruments for speculative or trading purposes.
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
     Interest Rate Sensitivity
     We had cash and cash equivalents totaling $16.4 million and marketable securities totaling $54.7 million at November 30, 2010. These amounts were invested primarily in government securities and corporate notes and bonds with credit ratings of at least A-1 or better, money market funds registered with the SEC under rule 2a-7 of the Investment Company Act of 1940, and interest-bearing demand deposit accounts. By policy, we limit the amount of credit exposure to any one issuer and we do not enter into investments for trading or speculative purposes. Our cash and cash equivalents and marketable securities are held and invested with capital preservation as the primary objective.
     Our cash equivalents and marketable securities are subject to market risk due to changes in interest rates. Fixed-rate interest securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. However, because we classify our marketable securities as “held-to-maturity,” no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other-than-temporary. We believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income, if any. For instance, a fluctuation in interest rates of 100 basis points at November 30, 2010 would result in a change of approximately $711,000 in annual interest income.

Item 4. Controls and Procedures
     Evaluation of Disclosure Controls and Procedures
     We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2010, the end of the period covered by this Quarterly Report on Form 10-Q. This evaluation (the “controls evaluation”) was done under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Disclosure controls and procedures means controls and other procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed such that information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based on the controls evaluation, our CEO and CFO have concluded that as of November 30, 2010, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC and to ensure that material information relating to the Company and our consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.
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
     Factors that may affect our operating results include:
•	our ability to increase sales to existing customers and to renew agreements with our existing customers at comparable prices, particularly larger retail customers;

•	our ability to attract new customers, particularly larger retail and consumer products customers in both domestic and foreign markets;

•	our ability to achieve success with our “nextGEN” strategy;

•	changes in our pricing policies or those of our competitors, or pricing pressure on our software services;

•	periodic fluctuations in demand for our software and services;

•	volatility in the sales of our solutions on a quarterly basis and timing of the execution of new and renewal agreements within such quarterly periods;

•	reductions in customers’ budgets for information technology purchases and delays in their purchasing cycles;

•	our ability to develop and implement in a timely manner new software and enhancements that meet customer requirements, including our ability to develop certain substantial and customer-specific functionality as required under certain customer engagements;

•	our ability to hire, train and retain key personnel;

•	our success in broadening the range of our offerings, including our ability to develop and sell solutions to apparel retailers;

•	the short-term impact of acquisitions of businesses or technologies, including the expenses associated with integrating the acquired businesses or technologies into our operations or solutions;

•	any significant changes in the competitive dynamics of our market, including new entrants or substantial discounting of products;

•	our ability to control costs, including our operating expenses;

•	any significant change in our facilities-related costs;

•	the timing of hiring personnel and of large expenses such as those for trade shows and third-party professional services;

•	general economic conditions in the retail and CP markets;

•	our ability to appropriately resolve any disputes with customers;

•	outages and capacity constraints with our hosting partners; and

•	the impact of a recession or any other adverse global economic conditions on our business, including a delay in signing or a failure to sign significant customer agreements.
     We have in the past experienced, and we may continue to experience, significant variations in our level of sales on a quarterly basis. In the past, several of our customers have delayed or failed to renew their agreements with us upon expiration, or have renewed at lower prices. Such variations in our sales, or delays in signing or a failure to sign or renew significant customer agreements, have led to significant fluctuations in our cash flows and deferred revenue on a quarterly and annual basis. For example, we used approximately $6.8 million of net cash in operations in fiscal 2010, primarily due to the use of $10.5 million of net cash in operations in the third quarter, while we generated approximately $13.8 million of net cash from operations in fiscal 2009 and $5.7 million cash in the nine months ended November 30, 2010. Our operating results have been impacted, and will likely continue to be impacted in the near term, by any delays in signing or failures to sign significant customer agreements. If the global economic environment does not improve in the short term and delays in signing customer agreements continue in any future fiscal quarters, our future operating results for any such quarter and for subsequent quarters may be below the expectations of securities analysts or investors, which may result in a decline in our stock price.
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
     We have a history of losses and have not achieved profitability in any fiscal year. We experienced net losses of $11.8 million, $5.0 million and $4.5 million in fiscal 2010, fiscal 2009 and fiscal 2008, respectively, and a net loss of $10.8 million in the nine months ended November 30, 2010. At November 30, 2010, we had an accumulated deficit of $100.0 million. We expect to continue to incur net losses in fiscal 2011 and perhaps beyond. In addition, our cost of revenue and operating expenses may increase in future periods as we implement initiatives to continue to grow our business. If adverse global economic conditions negatively impact our business and our revenue does not increase to offset these expected increases in cost of revenue and operating expenses, we will not be profitable. Accordingly, we cannot assure you that we will be able to achieve or maintain profitability in the future.
The effects of adverse global economic conditions may adversely impact our business, operating results or financial condition.
     Commencing in fiscal 2009, adverse global economic conditions caused a general tightening in the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy, extreme volatility in credit, equity and fixed income markets, and economic contraction. The retail and consumer products industries have been and may continue to be especially hard hit by these economic developments, which in recent periods has resulted in some customers delaying or not entering into new agreements or renewing their existing agreements with us. In addition, current or potential customers may not have funds to enter into or renew their agreements for our software and services, which could cause them to delay, decrease or cancel purchases of our software and services, to renew at lower prices, or to not pay us or to delay paying us for previously purchased software and services. Financial institution failures may cause us to incur increased expenses or make it more difficult either to utilize our existing debt capacity or otherwise obtain financing for our operations, investing activities (including the financing of any future acquisitions), or financing activities. Finally, our investment portfolio, which includes short-term debt securities, is subject to general credit, liquidity, counterparty, market and interest rate risks that may be exacerbated by the ongoing global financial conditions. If the banking system or the fixed income, credit or equity markets deteriorate or remain volatile, our investment portfolio may be impacted and the values and liquidity of our investments could be adversely affected.
We depend on a small number of customers, which are primarily large retailers, and our growth, if any, depends upon our ability to add new and retain existing large customers.
     We derive a significant percentage of our revenue from a relatively small number of customers, which are primarily large retailers, and the loss of any one or more of those customers could decrease our revenue and harm our current and future operating results. Our retail customers accounted for 81% of our revenue in the nine months ended November 30, 2010. Two customers accounted for approximately 31% of our revenue in the nine months ended November 30, 2010 and one customer accounted for 14% of our revenue in the nine months ended November 30, 2009. In addition, in June 2010, we signed a multi-year agreement with Target for substantially all of our current and certain potential future nextGEN software services, and we believe this agreement will result in Target representing in excess of 20% of our revenue during fiscal 2011. Although our largest customers may vary from period to period, we anticipate that we will continue to depend on revenue from a relatively small number of our large retail customers. Further, our ability to grow revenue depends on our ability to increase sales to existing customers, to renew agreements with our existing customers and to attract new customers. In fiscal 2010 we did not add any significant large new retail customers. If economic factors, including adverse global economic conditions, were to have a continued or increasingly negative impact on the retail market segment, it could reduce the amount that these customers spend on information technology, which would adversely affect our revenue and results of operations.
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

In addition, if an agreement is renewed for a term longer than the preceding term, we may receive total fees in excess of total fees received in the initial agreement but a smaller average annual fee because we generally charge lower annual fees in connection with agreements with longer terms. In any of these situations, we would need to sell additional software, services or hosting in order to maintain the same level of annual fees from that customer. There can be no assurance that we will be able to renew these agreements, sell additional software or services or sell to new customers. In the past, certain of our customers have elected not to renew their agreements with us or have renewed on less favorable terms. We have limited historical data with respect to customer renewals, so we may not be able to predict future customer renewal rates and amounts accurately. Our customer renewal rates may decline or fluctuate as a result of a number of factors, including our customers’ satisfaction or dissatisfaction with our software, the price of our software, the prices of competing products and services, consolidation within our customer base, customer bankruptcies, or reductions in our customers’ information technology spending levels. If our customers do not renew their agreements for our software for any reason, or if they renew on less favorable terms, our revenue will decline and our cash flow will be negatively impacted.
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
     Our business strategy may include acquiring complementary software, technologies, or businesses. Acquisitions may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties in assimilating or integrating the businesses, technologies, services, products, personnel, or operations of the acquired companies, especially if the key personnel of the acquired company choose not to work for us, and we may have difficulty retaining the existing customers or signing new customers of any acquired business or migrating them to a software-as-a-service model. Acquisitions may also disrupt our ongoing business, divert our resources and require significant management attention that would otherwise be available for ongoing development of our current business. We also may be required to use a substantial amount of our cash or issue equity securities to complete an acquisition, which could deplete our cash reserves and dilute our existing stockholders and could adversely affect the market price of our common stock. Moreover, we cannot assure you that the anticipated benefits of any acquisition, including our revenue or return on investment assumptions (such as with respect to our recent investment in assets and technology related to the apparel retail market), would be realized or that we would not be exposed to unknown liabilities.
     In addition, an acquisition may negatively impact our results of operations because we may incur additional expenses relating to one-time charges, write-downs, amortization of intangible assets, or tax-related expenses. For example, our acquisition of TradePoint in November 2006 resulted in approximately $911,000 of amortization of purchased intangible assets in fiscal 2010, and $967,000 in each of fiscal 2009 and 2008, and will result in amortization of approximately $1.1 million in fiscal 2011 with declining amounts for more than six years thereafter. Our acquisition of Connect3 resulted in the write-off of $150,000 of in-process research and development costs in fiscal 2009 and amortization of purchased intangible assets of approximately $2.2 million in fiscal 2010, and will result in approximately $1.8 million and $626,000 of amortization expense in fiscal 2011 and 2012, respectively.

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
     Our ability to attract new customers, renew agreements with existing customers and maintain or increase revenue from existing customers will depend in large part on our ability to anticipate the changing needs of the retail and CP industries, to enhance our increasingly complex existing software and to introduce new software that meet those needs. Certain of our implementation and integration engagements, particularly with respect to initial deployment with larger customers, have become increasingly complex. Further, certain of our engagements require, and other future engagements may require, us to develop certain substantial and customer-specific functionality. Such engagements can be significantly more time-consuming and complicated than our other customer engagements. Any new software may not be introduced in a timely or cost-effective manner and may not achieve market acceptance, meet customer expectations or contractual commitments, or generate revenue sufficient to recoup the cost of development or acquisition of such software. For example, we have not yet completed development or achieved market acceptance of certain components of our solutions underlying our “nextGEN” strategy with respect to which we have made certain commitments to engage in development efforts on a commercially reasonable basis. In addition, we have recently made certain investments in assets and technology related to apparel retailing. If we are unable to successfully develop or acquire new software and enhance our existing applications to meet customer requirements, we may not be able to attract or retain customers.

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
     To date, we have derived most of our revenue from retail customers. In the nine months ended November 30, 2010, we generated approximately 81% of our revenue from sales to retail customers, while we generated approximately 19% of our revenue from sales to CP companies. In the nine months ended November 30, 2009, we generated approximately 82% of our revenue from sales to retail customers while we generated approximately 18% of our revenue from sales to CP companies. In order to grow our revenue and to achieve our long-term strategic objectives, including growth of our retail and CP customer network, it is important for us to expand our sales to derive a more significant portion of our revenue from new and existing CP customers. If CP companies do not widely accept our software, our revenue growth and business will be harmed.
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
     We deliver our software to customers over the Internet. The software is hosted in three third-party data centers located in San Jose and Sacramento, California, and Mesa, Arizona. We do not control the operation of any of these facilities, and we rely on these service providers to provide all power, connectivity and physical security. These facilities could be vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunications failures and similar events. They are also subject to break-ins, computer viruses, sabotage, intentional acts of vandalism and other misconduct. The occurrence of a natural disaster or intentional misconduct, a decision to close these facilities without adequate notice or other unanticipated problems could result in lengthy interruptions in our services. Additionally, because we currently rely upon disk and tape bond back-up procedures, but do not operate or maintain a fully-redundant back-up site, there is an increased risk of service interruption.
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
     To protect our proprietary technology, including our core statistical and mathematic models and our software, we rely on trade secret, patent, copyright, service mark, trademark and other proprietary rights laws and confidentiality agreements with employees and third parties, all of which offer only limited protection. Despite our efforts, the steps we have taken to protect our proprietary rights may not be adequate to preclude misappropriation of our proprietary information or infringement of our intellectual property rights, and our ability to police that misappropriation or infringement is uncertain, particularly in countries outside of the United States, including China, Russia, and India, where we conduct (or third parties conduct on our behalf) a portion of our development activity. Further, we do not know whether any of our pending patent applications will result in the issuance of patents or whether the examination process will require us to narrow our claims. Our current patents and any future patents that may be issued may be contested, circumvented or invalidated. Moreover, the rights granted under any issued patents may not provide us with proprietary protection or competitive advantages, and, as with any technology, competitors may be able to develop technologies similar or superior to our own now or in the future.
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
Because our long-term success depends, in part, on our ability to operate and to expand sales of our software to customers located outside of the United States, our business may be increasingly susceptible to risks associated with international operations.
     We have limited experience operating in international jurisdictions. In each of the nine month periods ended November 30, 2010 and 2009, 14% of our revenue was attributable to sales to companies located outside the United States. Our inexperience in operating our business outside of the United States increases the risk that any international expansion efforts that we may undertake will not be successful. In addition, conducting international operations subjects us to new risks that we have not generally faced in the United States. These include:
•	fluctuations in currency exchange rates;

•	unexpected changes in foreign regulatory requirements;

•	localization of our software, including translation of the interface of our software into foreign languages and creation of localized agreements;

•	longer accounts receivable payment cycles and difficulties in collecting accounts receivable;

•	tariffs and trade barriers and other regulatory or contractual limitations on our ability to sell or develop our software in certain international markets;

•	difficulties in managing and staffing international operations;

•	potentially adverse tax consequences, including the complexities of international value added tax systems and restrictions on the repatriation of earnings;

•	the burdens of complying with a wide variety of international laws and different legal standards, including local data privacy laws and local consumer protection laws that could regulate retailers’ permitted pricing and promotion practices;

•	political, social and economic instability abroad, terrorist attacks and security concerns in general; and

•	reduced or varied protection of intellectual property rights in some countries, in particular China and Russia.
     The occurrence of any of these risks could negatively affect our international business and, consequently, our results of operations.
Because portions of our software development, sustaining engineering, quality assurance and testing, operations and customer support are provided internationally, including by third parties in China and Russia, our business is susceptible to risks associated with having substantial operations overseas.
     Portions of our software development, sustaining engineering, quality assurance and testing, operations and customer support are provided by Sonata Services Limited, or Sonata, a third party located in Shanghai, China, as well as to a more limited extent by a third party located in Russia and internal development resources in India. As of November 30, 2010, in addition to our 164 employees in our operations, customer support, science, product management and engineering groups located in the United States, an additional 72 Sonata personnel were dedicated to our projects. Remotely coordinating resources in China, Russia, and India requires significant management attention and substantial resources, and there can be no assurance that we will be successful in coordinating these activities. Furthermore, if there is a disruption to these operations, it will require that substantial management attention and time be devoted to achieving resolution. If our international third-party contractors were to stop providing these services or if there was widespread departure of their trained personnel, this could cause a disruption in our product development process, quality assurance and product release cycles and customer support organizations and require us to incur additional costs to replace and train new personnel.
     Enforcement of intellectual property rights and contractual rights may be more difficult in China and Russia, and their laws and regulations may not be sufficient to cover all aspects of economic activities. In particular, because these laws and regulations are relatively new, and because of the limited volume of published decisions and their non-binding nature, the interpretation and enforcement of these laws and regulations involve uncertainties. Accordingly, the enforcement of our contractual arrangements with our international third-party contractors, our confidentiality agreements with each contractor dedicated to our work, and the interpretation of the laws governing this relationship are subject to uncertainty.

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
     We have expanded our overall business, headcount and operations in recent periods. For instance, our headcount grew from 198 employees at February 28, 2007 to 340 employees at November 30, 2010. Headcount in research and development increased from 99 employees at February 28, 2007 to 134 employees at November 30, 2010. We may need to continue to expand our operations in order to increase our customer base and to develop additional software. Increases in our customer base could create challenges in our ability to implement our software and support our customers. In addition, we will be required to continue to improve our operational, financial and management controls and our reporting procedures. As a result, we may be unable to manage our business effectively in the future, which may negatively impact our operating results.
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
     As a public company, we incur significant legal, accounting and other expenses. The Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), and rules currently proposed or subsequently implemented by the SEC and the NASDAQ Global Market, impose additional requirements on public companies. The recently-adopted Dodd-Frank Act will subject us to significant additional executive compensation and corporate governance requirements, many of which have yet to be implemented by the SEC. Our management and other personnel need to devote a substantial amount of time to complying with these requirements. Moreover, these rules and regulations have increased our legal and financial compliance costs and make some activities more time-consuming and costly. These rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors and board committees or as executive officers and more expensive for us to obtain or maintain director and officer liability insurance.
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
     At November 30, 2010, our directors, executive officers and holders of ten percent or more of our common stock beneficially owned, in the aggregate, approximately 37.6% of our outstanding common stock. As a result, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit your ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

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
     In August 2007, we used $3.0 million of our proceeds to settle our credit facility and used $10.2 million of our proceeds to settle our term loan with Silicon Valley Bank and Gold Hill Venture Lending 03, LP. We used approximately $13.4 million of our proceeds in connection with our February 2009 acquisition of Connect3 and $1.3 million cash to pay off short-term notes payable held by a former Connect3 officer and principal shareholder during fiscal 2010 and the nine months ended November 30, 2010. Furthermore, in the nine months ended November 30, 2010, we used $426,000 of cash in payment of short-term notes payable held by former TradePoint shareholders. As of November 30, 2010, approximately $29.3 million of aggregate net proceeds remained invested in short-term interest-bearing obligations, investment-grade instruments, certificates of deposit or direct or guaranteed obligations of the United States government or in operating cash accounts

     We have used and intend to continue to use the remaining net proceeds from the offering for working capital and other general corporate purposes, including to finance our business growth, develop new software and fund capital expenditures. Additionally, we may choose to expand our current business through acquisitions of other complementary businesses, products, services, or technologies. Pending such uses, we plan to invest the net proceeds in short-term, interest-bearing, investment grade securities.
     There were no material differences in the actual use of proceeds from our IPO as compared to the planned use of proceeds as described in the final prospectus filed with the Securities and Exchange Commission pursuant to Rule 424(b).
     (c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
          None.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. (Removed and Reserved)
     Not applicable.
Item 5. Other Information
     None.
Item 6. Exhibits

Exhibit
No.	Description
10.1*	Form of Stock Option Agreement for Non-U.S. Optionees under the Registrant’s 2007 Equity Incentive Plan

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Represents a management agreement or compensatory plan

**	This certification is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of DemandTec, Inc. under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: January 7, 2011

DemandTec, Inc.
By:	/s/ Mark A. Culhane
Mark A. Culhane
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit
No.	Description
10.1*	Form of Stock Option Agreement for Non-U.S. Optionees under the Registrant’s 2007 Equity Incentive Plan

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Represents a management agreement or compensatory plan

**	This certification is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of DemandTec, Inc. under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.