Form 10-Q
period 2011-05-31
DemandTec, Inc.
filed 2011-07-01
CIK 1400400

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The number of shares of the registrant’s common stock, par value $0.001, outstanding as of June 23, 2011 was: 32,548,888.

DEMANDTEC, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DemandTec, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except par value data)

	May 31, 2011	February 28, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$35,349	$26,583
Marketable securities	30,059	40,834
Accounts receivable, net of allowances of $130 as of May 31, 2011 and February 28, 2011	16,285	9,357
Prepaid expenses and other current assets	4,212	3,548
Total current assets	85,905	80,322
Marketable securities, non-current	3,219	5,563
Property, equipment and leasehold improvements, net	6,973	6,556
Intangible assets, net	5,773	2,714
Goodwill	26,074	18,828
Other assets, net	1,738	1,112
Total assets	$129,682	$115,095

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$12,718	$13,084
Deferred revenue	53,898	41,121
Total current liabilities	66,616	54,205
Deferred revenue, non-current	3,783	304
Other long-term liabilities	2,148	1,783
Commitments and contingencies (see Note 5)
Stockholders’ equity:
Common stock, $0.001 par value — 175,000 shares authorized; 32,530 and 31,782 shares issued and outstanding, respectively, as of May 31, 2011 and February 28, 2011	33	32
Additional paid-in capital	167,111	161,505
Accumulated other comprehensive income (loss)	(74)	147
Accumulated deficit	(109,935)	(102,881)
Total stockholders’ equity	57,135	58,803
Total liabilities and stockholders’ equity	$129,682	$115,095

See Notes to Condensed Consolidated Financial Statements.

DemandTec, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended May 31,
	2011	2010
Revenue	$22,461	$18,045
Cost of revenue (1)	8,912	7,114
Gross profit	13,549	10,931
Operating expenses:
Research and development	9,619	7,772
Sales and marketing	7,483	6,325
General and administrative	2,804	2,412
Restructuring charges	451	—
Amortization of purchased intangible assets	211	292
Total operating expenses	20,568	16,801
Loss from operations	(7,019)	(5,870)
Other income (expense), net
Interest income	40	61
Interest expense	(9)	(31)
Other income (expense)	29	(4)
Other income (expense), net	60	26
Loss before provision for income taxes	(6,959)	(5,844)
Provision for income taxes	95	23
Net loss	$(7,054)	$(5,867)
Net loss per common share, basic and diluted	$(0.22)	$(0.20)
Shares used in computing net loss per common share, basic and diluted	32,177	29,777

(1) Includes amortization of purchased intangible assets	$721	$465

See Notes to Condensed Consolidated Financial Statements.

DemandTec, Inc

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended May 31,
	2011	2010
Operating activities:
Net loss	$(7,054)	$(5,867)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	900	768
Stock-based compensation expense	3,271	2,449
Amortization of purchased intangible assets	932	757
Provision for doubtful accounts	—	460
Other	(61)	(87)
Changes in operating assets and liabilities:
Accounts receivable	(6,416)	(133)
Prepaid expenses and other current assets	(159)	201
Other assets	(574)	(197)
Accounts payable and accrued liabilities	154	860
Accrued compensation	(2,474)	(1,701)
Deferred revenue	14,631	(1,868)
Net cash provided by (used in) operating activities	3,150	(4,358)

Investing activities:
Purchases of property, equipment and leasehold improvements	(1,135)	(968)
Purchases of marketable securities	(6,708)	(16,450)
Maturities of marketable securities	19,827	14,845
Acquisition of TradePoint (payment of promissory note)	—	(426)
Acquisition of M-Factor, net of cash acquired	(8,687)	—
Net cash provided by (used in) investing activities	3,297	(2,999)

Financing activities:
Proceeds from issuance of common stock	2,336	686
Payment of employee withholding tax in lieu of issuing common stock	—	(937)
Net cash provided by (used in) financing activities	2,336	(251)

Effect of exchange rate changes on cash and cash equivalents	(17)	(6)

Net increase (decrease) in cash and cash equivalents	8,766	(7,614)
Cash and cash equivalents at beginning of period	26,583	21,335
Cash and cash equivalents at end of period	$35,349	$13,721

See Notes to Condensed Consolidated Financial Statements.

DemandTec, Inc.

Notes to Condensed Consolidated Financial Statements

1. Business Summary and Significant Accounting Policies

Description of Business

DemandTec, Inc. (the “Company” or “We”) was incorporated in Delaware on November 1, 1999.  We provide a collaborative optimization network of software services connecting retail and CP companies, enabling them to define category, brand, and shopper marketing strategies based on a scientific understanding of consumer behavior and make actionable pricing, promotion, assortment, space, and other merchandising and marketing decisions to achieve their revenue, profitability, sales volume, and customer loyalty objectives.  We provide our applications by means of a software-as-a-service, or SaaS, model, which allows us to capture and analyze the most recent retailer and market-level data, enhance our software services rapidly to address our customers’ ever-changing merchandising and marketing needs, and connect retailers and CP companies online to enable improved, more collaborative business processes between trading partners.  We are headquartered in San Mateo, California, with additional sales presence in North America, Europe, and South America, and research and development personnel in India, China, and Russia.

Basis of Presentation

Our condensed consolidated financial statements include our accounts and those of our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.  Our fiscal year ends on the last day in February. References to fiscal 2012, for example, refer to our fiscal year ending February 29, 2012.  The accompanying condensed consolidated balance sheet as of May 31, 2011, the condensed consolidated statements of operations for the three months ended May 31, 2011 and 2010, and the condensed consolidated statements of cash flows for the three months ended May 31, 2011 and 2010 are unaudited.  The consolidated balance sheet data as of February 28, 2011 was derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended February 28, 2011 (the “Form 10-K”) filed with the Securities and Exchange Commission, or SEC, on April 21, 2011.  The accompanying statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Form 10-K, as well as subsequent filings with the SEC.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.  The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of our management, include all adjustments necessary, all of which are of a normal recurring nature, for the fair presentation of our statements of financial position and our results of operations for the periods included in this Quarterly Report on Form 10-Q.  The results for the three months ended May 31, 2011 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending February 29, 2012.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the condensed consolidated financial statements, as well as the reported amounts of revenue and expenses during the periods presented. Significant estimates and assumptions made by management include the determination of the fair value of share-based payments, the fair value and estimated useful lives of purchased intangible assets, the recoverability of long-lived assets, the allowance for doubtful accounts, and the provision for income taxes.  We believe that the estimates and judgments upon which we rely are reasonable, based upon information available to us at the time that these estimates and judgments are made.  To the extent there are material differences between these estimates and actual results, our condensed consolidated financial statements will be affected.

Revenue Recognition

We generate revenue from fees under agreements with initial terms that generally are one to three years in length. Our agreements contain multiple elements, which include the use of our software, SaaS delivery services, professional services, maintenance, and customer support. Professional services consist of implementation, training, data modeling, and analytical services related to our customers’ use of our software. We have determined that the elements within our agreements generally do not qualify for treatment as separate units of accounting because our elements do not have stand-alone value.  Software licenses, SaaS delivery services, maintenance, and customer support do not have stand-alone value because we do not sell these elements separately or without professional services due to their nature and complexity.  Our professional services do not have stand-alone value because we do not sell these services separately and no third party vendors provide these professional services. Therefore, we account for all fees received under our agreements as a single unit of accounting and recognize them ratably over the term of the related agreement, commencing upon the later of the agreement start date or the date access to the application is provided to the customers, and when all of the following conditions are also met:

•       there is persuasive evidence of an arrangement;

•       the service has been provided to the customer;

•       the collection of the fees is probable; and

•       the amount of fees to be paid by the customer is fixed or determinable.

Deferred Revenue

Deferred revenue consists of amounts billed or payments received in advance of revenue recognition. Contracts under which we advance bill customers have generally been non-cancellable. For agreements with terms over one year, we generally invoice our customers in annual installments. Accordingly, the deferred revenue balance associated with such multi-year, non-cancellable agreements does not represent the total contract value. Deferred revenue to be recognized in the succeeding twelve month period is included in current deferred revenue on our consolidated balance sheets, with the remaining amounts included in non-current deferred revenue.

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

As of May 31, 2011 and February 28, 2011, long-lived assets located outside the United States were not significant. As of May 31, 2011, two customers accounted for 23% and 12%, respectively, of our accounts receivable balance.  As of February 28, 2011, two customers accounted for 22% and 13%, respectively, of our accounts receivable balance.

In the three months ended May 31, 2011, one customer accounted for 22% of total revenue.  In the three months ended May 31, 2010, two customers accounted for 13% and 11%, respectively, of total revenue.  Revenue by geographic region, based on the billing address of the customer, was as follows (in thousands):

	Three Months Ended May 31,
	2011	2010
United States	$19,257	$15,554
International	3,204	2,491
Total revenue	$22,461	$18,045

The equipment hosting our software is in three third-party data center facilities located in San Jose and Sacramento, California, and Mesa, Arizona. We do not control the operation of these facilities, and our operations are vulnerable to damage or interruption in the event either of these third-party data center facilities fails.

Marketable Securities

Our primary objectives when investing excess cash, in order of priority, are capital preservation, short-term liquidity, and achieving a reasonable rate of return.  A significant portion of our marketable securities mature within one year and we limit the amount of credit exposure to any one issuer.  We invest excess cash primarily in the securities of high credit quality issuers, such as highly liquid debt instruments of government-sponsored enterprises, commercial paper, corporate bonds, certificate of deposit, and money market instruments.

We classify our investments as held-to-maturity at the time of purchase and reevaluate the classification at each balance sheet date. We further classify them as current or non-current based on the maturity dates of the individual debt securities at each reporting date.

We monitor our investments in marketable securities for impairment on a periodic basis. For the purposes of the impairment evaluation, we determine fair value based on the quoted market rate for the instrument or similar instruments.  In the event that the carrying value of an investment exceeds its fair value and the decline in value is determined to be other-than-temporary, we record an impairment charge and establish a new cost basis for the investment.  In order to determine whether a decline in value is other-than-temporary, we evaluate, among other things, the duration and extent to which the fair value has been less than the carrying value, current market conditions, and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair market value.  We did not record any impairment adjustments in the current and prior year periods.

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

Stock-Based Compensation

We account for and recognize all share-based payments as an expense in our statements of operations.  Grants of stock options to employees generally vest over four years.  We measure the value of stock options based on the grant date fair value using the Black-Scholes pricing model.  Performance-based stock units, or PSUs, vest pursuant to certain performance and time-based vesting criteria set by our Compensation Committee.  We evaluate the probability of meeting the performance criteria at the end of each reporting period to determine how much compensation expense to record.  Because the actual number of shares to be issued is not known until the end of the performance period, the actual compensation expense related to these awards could differ from our current expectations.  We also have time-based restricted stock units, or RSUs, outstanding that entitle the recipient to receive shares of our common stock upon vesting and settlement of the awards pursuant to time-based vesting criteria set by our Compensation Committee.  Stock-based compensation expense for PSUs and RSUs is based on the closing price of our common stock on the grant date.  We amortize the fair value of those awards, net of estimated forfeitures, as stock-based compensation expense over the vesting period of the awards.

Net Loss per Common Share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period.  Potential common shares consist of the incremental common shares issuable upon the exercise of stock options or upon the settlement of PSUs and RSUs, and shares subject to issuance under our 2007 Employee Stock Purchase Program, or ESPP.  The dilutive effect of such potential common shares is reflected in diluted loss per share by application of the treasury stock method and on an if-converted basis from the date of issuance.  In the three months ended May 31, 2011 and 2010, weighted average outstanding shares subject to options to purchase common stock, PSUs and RSUs, and shares subject to issuance under our ESPP were approximately 3,896,000 shares and 2,846,000 shares, respectively.  Because the Company has been in a loss position in all periods shown, shares used in computing basic and diluted net loss per common share were the same for all periods presented, as the impact of all potentially dilutive securities outstanding was anti-dilutive.

Recent Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (the “FASB”) issued guidance to amend the disclosure requirements for supplementary pro forma information for business combinations. The guidance addresses the diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. The amendments specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. We adopted this new standard in the quarter ended May 31, 2011 and disclosed the required supplementary pro forma information in our condensed consolidated financial statements associated with the M-Factor acquisition. See Note 2 of Notes to Condensed Consolidated Financial Statements.

In April 2010, the FASB issued guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. The guidance is effective on a prospective basis for milestones achieved in fiscal years beginning on or after June 15, 2010 and interim periods within those years, with early adoption permitted. We adopted this new standard in the quarter ended May 31, 2011 and there was no impact on our condensed consolidated financial statements upon the adoption of the new accounting standard.

In October 2009, the FASB issued a new accounting standard for revenue recognition for arrangements with multiple deliverables. The new standard impacts the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. Additionally, the new standard modifies the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. The new standard is effective for fiscal years beginning on or after June 15, 2010; however, early adoption of this standard is permitted.  We adopted this new standard in the quarter ended May 31, 2011 and there was no impact on our condensed consolidated financial statements upon the adoption of the new accounting standard.

In October 2009, the FASB issued a new accounting standard for the accounting for certain revenue arrangements that include software elements. The new standard amends the scope of pre-existing software revenue guidance by removing from the guidance non-software components of tangible products and certain software components of tangible products. The new standard is effective for fiscal years beginning on or after June 15, 2010; however, early adoption of this standard is permitted.  We adopted this new standard in the quarter ended May 31, 2011 and there was no impact on our condensed consolidated financial statements upon the adoption of the new accounting standard.

2. Acquisitions

M-Factor, Inc.

On March 11, 2011, we acquired all of the outstanding equity interests of privately-held M-Factor, Inc. (“M-Factor”) for $9.5 million in cash.  M-Factor is a software-as-service company that enables consumer products companies to continuously analyze, forecast, and optimize marketing investments and trade spending.  We paid $9.0 million in the quarter ended May 31, 2011.  The remaining $500,000, less any amounts used to satisfy any claims for indemnification obligations, will be distributed to the former M-Factor investors within sixteen months of the consummation of the acquisition.

Purchase Price Allocation

We accounted for the M-Factor acquisition as a business combination.  We allocated the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of the date of acquisition.  We engaged an independent third-party valuation firm to assist us in the determination of the value of the purchased intangible assets.  The excess of the purchase price over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill. Although we believe the purchase price allocation is substantially complete, the finalization of certain liabilities, or the settlement of tax-related issues, among other things, could result in a future adjustment to the purchase price allocation.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Cash	$313
Current assets	716
Deferred tax assets, current	383
Property and equipment	182
Intangible assets	3,991
Goodwill	7,246
Deferred revenue	(1,625)
Other current liabilities	(1,323)
Deferred tax liabilities, non-current	(383)
Total purchase price	$9,500

Goodwill will not be amortized and is not deductible for tax purposes.  As part of our acquisition accounting, we recorded $1.6 million of non-current deferred income tax liabilities to reflect the tax effect of the temporary difference between the $4.0 million in fair value assigned to intangible assets acquired and their tax bases.  As a result of the business combination, we also recorded $1.6 million of deferred tax assets to reflect the tax effect of the temporary differences in certain liabilities assumed and future tax deductible expenses, as well as a portion of M-Factor’s pre-acquisition cumulative net operating loss.  Since the filing of our Form 8-K/A regarding this business combination, we have increased the deferred income tax assets primarily due to our assessment that we have additional realizable pre-acquisition cumulative net operating losses, and have adjusted the preliminary purchase price allocation accordingly.  Approximately $1.2 million of the total $1.6 million deferred tax liabilities were offset by the non-current portion of the $1.6 million deferred tax assets.

Purchased Intangible Assets

The following table sets forth the estimated fair value of the purchased intangible assets and their estimated useful lives:

Purchased Intangible Assets	Estimated Fair Value	Estimated Useful Life
	(In thousands)	(In years)
Developed technology	$2,100	5
Customer relationships	850	3
Backlog	840	2
Non-compete covenants	190	2
Trade name	11	1
Total	$3,991

Intangible assets are being amortized on a straight-line basis over a weighted average period of 4.0 years.  Amortization expense related to the purchased intangible assets was approximately $307,000 in the quarter ended May 31, 2011, of which $210,000 was included in cost of revenue and $97,000 was included as a separate component of operating expenses in our condensed consolidated statements of operations.

Acquisition-Related Costs and M-Factor’s Post-Acquisition Operating Results

Acquisition-related costs associated with our acquisition of M-Factor were approximately $324,000, of which $194,000 was recorded in our condensed consolidated statements of operations for the three months ended May 31, 2011.  Acquisition-related costs, including legal fees and personnel costs for transitional and certain other employees and integration-related professional services, were recorded as general and administrative expense in accordance with the current accounting guidance for business combinations.  M-Factor’s operating results have been included in our condensed consolidated financial statements from the date of the acquisition. In the quarter ended May 31, 2011, approximately $930,000 of our revenue was derived from former M-Factor solutions.  The incremental operating loss from M-Factor was not separately identifiable due to our integration.

Unaudited Pro Forma Financial Information

The unaudited pro forma financial information in the table below presents the combined results of operations of the Company and M-Factor, as if the acquisition had occurred on March 1, 2010.  The unaudited pro forma results presented include amortization expense for purchased intangible assets, eliminations of intercompany transactions, and nonrecurring adjustments, such as acquisition-related costs.  The unaudited pro forma financial information for the three months ended May 31, 2011 reflects the operating results of the combined company and the effects of the pro forma adjustments.  The unaudited pro forma financial information for the three months ended May 31, 2010 combines our historical operating results for the three months ended May 31, 2010 and M-Factor’s historical operating results for the three months ended March 31, 2010 (due to differences in reporting periods) and reflects the pro forma adjustments.

	Three Months Ended May 31,
	2011	2010
	(in thousands, except per share data)
Pro forma total revenue	$22,647	$18,867
Pro forma net loss attributable to common stockholders	$(6,495)	$(9,080)
Pro forma basic and diluted net loss per common share	$(0.20)	$(0.30)

The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the consolidated results of operations or financial condition of the combined company that would have been reported had the acquisition been completed as of the dates presented and should not be taken as representative of our future consolidated results of operations or financial condition.

Applied Intelligence Solutions, LLC

In December 2010, we acquired substantially all of the assets of Applied Intelligence Solutions, LLC (“AIS”), a provider of intelligent software solutions for retail enterprises, for approximately $3.2 million in cash.  We accounted for the transaction as a business combination.  We recorded approximately $2.2 million of goodwill and $950,000 of identifiable intangible assets.  Intangible assets are being amortized on a straight-line basis over a period of two to four years. Because this was an asset acquisition, the goodwill is tax deductible.  Pro forma results of the acquired business have not been presented as it was not material to our consolidated financial statements for all periods presented.

3. Balance Sheet Components

Marketable Securities

Marketable securities consisted of the following as of the dates indicated (in thousands):

	May 31, 2011				February 28, 2011
		Unrecognized		Fair		Unrecognized		Fair
	Cost	Gain	Loss	Value	Cost	Gain	Loss	Value
Commercial paper	$1,899	$—	$—	$1,899	$1,800	$—	$—	$1,800
Corporate bonds	11,059	19	—	11,078	13,904	30	(2)	13,932
Obligations of government-sponsored enterprises	20,320	26	—	20,346	30,693	13	(2)	30,704
	$33,278	$45	$—	$33,323	$46,397	$43	$(4)	$46,436

The following table summarizes the book value of our investments in marketable debt securities classified by the contractual maturity date of the security as of the dates indicated (in thousands):

	May 31, 2011	February 28, 2011
Due within one year	$30,059	$40,834
Due within one to two years	3,219	5,563
	$33,278	$46,397

We classify all investments as held-to-maturity and, accordingly, record them on our balance sheet at amortized cost. We monitor our investments for impairment on a periodic basis and record an impairment charge if the carrying value of an investment exceeds its fair value and the decline in value is determined to be other-than-temporary.  For the purposes of this impairment evaluation, we determine fair value based on the quoted market rate for the instrument or similar instruments.  We have the ability and intent to hold our marketable securities to maturity and do not believe any of the marketable securities were impaired based on our evaluation of available evidence at the current balance sheet date and through the time of filing of this quarterly report on Form 10-Q.  We expect to receive all principal and interest on all of our investment securities.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following as of the dates indicated (in thousands):

	May 31, 2011	February 28, 2011
Accounts payable	$3,666	$3,528
Accrued professional services	729	824
Income taxes payable	101	45
Accrued bonuses	1,506	3,054
Other accrued compensation	3,479	3,903
Other accrued liabilities	3,237	1,730
Total accounts payable and accrued expenses	$12,718	$13,084

4. Goodwill and Purchased Intangible Assets

We record as goodwill the excess of the acquisition purchase price over the fair value of the tangible and identifiable intangible assets acquired. We do not amortize goodwill, but perform an annual impairment review of our goodwill during our third fiscal quarter, or more frequently if indicators of potential impairment arise. We have a single operating segment and consequently evaluate goodwill for impairment based on an evaluation of the fair value of our company as a whole.  As of February 28, 2011, we had approximately $18.8 million of goodwill from our acquisitions of AIS in December 2010, and pre-fiscal 2010 acquisitions of Connect3 and TradePoint.  In the quarter ended May 31, 2011, we recorded approximately $7.2 million of goodwill associated with our acquisition of M-Factor in March 2011.

We record purchased intangible assets at their respective estimated fair values at the date of acquisition. Purchased intangible assets are being amortized using the straight-line method over their estimated useful lives of approximately one to seven years, with a remaining weighted average useful life of 3.0 years at May 31, 2011. We evaluate the remaining useful lives of intangible assets on a periodic basis to determine whether events or circumstances warrant a revision to the remaining estimated amortization period. Amortization expense related to the purchased intangible assets was approximately $932,000 and $757,000 in the three months ended May 31, 2011 and 2010, respectively.

We recognized no impairment charges as a result of our most recent impairment review. Additionally, we observed no impairment indicators for goodwill or intangible assets through the filing of this Quarterly Report on Form 10-Q.

5. Commitments and Contingencies

Commitments

We lease office space in various locations throughout the United States, Europe, and India.  In September 2009, we entered into a lease agreement for office space in San Mateo, California, under which the total lease term is eight years with an initial non-cancellable lease term of five years commencing December 1, 2009.  We use the office space as our corporate headquarters. The aggregate minimum lease commitment was approximately $10.1 million at the inception of the lease and $8.1 million as of May 31, 2011.  To secure our obligations under the lease, we have provided the lessor a $223,000 cash security deposit and a $917,000 letter of credit, secured by using our existing revolving line of credit as described in Note 6.  Additionally, the lessor provided us with a tenant improvement allowance of $265,000 and assumed our payment obligations (equal to approximately $200,000) under the previous sublease for our then-existing corporate headquarters in San Carlos, California for the period from December 1, 2009 through February 28, 2010, the expiration date of such sublease.  The tenant improvement allowance and the $200,000 of assumed sublease obligations have been deferred and are being recognized on a straight-line basis over the lease term as reductions of rent expenses. The leasehold improvements are being amortized on a straight-line basis over the lesser of the lease term or the estimated useful lives of the assets.

In fiscal 2010 and fiscal 2011, we entered into equipment and facility operating leases associated with our new data center in Mesa, Arizona, with minimum lease terms of two years for the equipment lease and three years for the facility lease.  The aggregate minimum lease payments are approximately $1.5 million.

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

6. Debt

In May 2009, we amended our revolving line of credit that we had entered in April 2008 to, among other things, extend the maturity date of the loan agreement and to increase the revolving line of credit from $15.0 million to $20.0 million. The amended revolving line of credit can be used to (a) borrow revolving loans, (b) issue letters of credit, and (c) enter into foreign exchange contracts. Revolving loans may be borrowed, repaid, and reborrowed until May 2012. Amounts borrowed will bear interest, at our option, at either (1) a floating per annum rate equal to the financial institution’s prime rate, or (2) the greater of (A) the LIBOR rate plus 250 basis points or (B) a per annum rate equal to 4.0%. A default interest rate shall apply during an event of default at a rate per annum equal to 500 basis points above the otherwise applicable interest rate. The line of credit is collateralized by substantially all of our assets and requires us to comply with working capital, net worth, and other non-financial covenants, including limitations on indebtedness and restrictions on dividend distributions, among others. In September 2009, the available balance was reduced by approximately $917,000 to $19.1 million to secure a new operating lease commitment. There were no outstanding amounts under the line of credit at May 31, 2011. Through the filing of this Quarterly Report on Form 10-Q, we were in compliance with all loan covenants.

7. Stock-Based Compensation

Equity Incentive Plans

1999 Equity Incentive Plan

In December 1999, our Board of Directors adopted the 1999 Equity Incentive Plan (the “1999 Plan”).  The 1999 Plan provided for incentive or nonstatutory stock options, stock bonuses, and rights to acquire restricted stock to be granted to employees, outside directors, and consultants. We ceased issuing awards under the 1999 Plan upon the completion of our Initial Public Offering (“IPO”) in August 2007.  As of May 31, 2011, options to purchase 3,004,899 shares were outstanding under the 1999 Plan.  Such options are exercisable as specified in each option agreement, generally vest over four years, and expire no more than ten years from the date of grant.  If options awarded under the 1999 Plan are forfeited or repurchased, then shares underlying those options will no longer be available for awards.

2007 Equity Incentive Plan

In May 2007, our Board of Directors adopted, and in July 2007 our stockholders approved, the 2007 Equity Incentive Plan (the “2007 Plan”).  The 2007 Plan became effective upon our IPO.  The 2007 Plan, which is administered by the Compensation Committee of our Board of Directors, provides for stock options, stock units, restricted shares, and stock appreciation rights to be granted to employees, outside directors and consultants.  We initially reserved 3.0 million shares of our common stock for issuance under the 2007 Plan.  In addition, on the first day of each fiscal year commencing with fiscal year 2009, the aggregate number of shares reserved for issuance under the 2007 Plan is automatically increased by a number equal to the lowest of a) 5% of the total number of shares of common stock then outstanding, b) 3,750,000 shares, or c) a number determined by our Board of Directors.  As of May 31, 2011, 8,791,510 shares were reserved for issuance under the 2007 Plan.

Stock Options

Options granted under the 2007 Plan may be either incentive stock options or nonstatutory stock options and are exercisable as determined by the Compensation Committee and as specified in each option agreement.  Options vest over a period of time as determined by the Compensation Committee, generally four years, and generally expire seven years (but in any event no more than ten years) from the date of grant.  The exercise price of any stock option granted under the 2007 Plan may not be less than the fair market value of our common stock on the date of grant.  The term of the 2007 Plan is ten years.  As of May 31, 2011, options to purchase 3,510,478 shares were outstanding under the 2007 Plan.

Performance Stock Units (“PSUs”)

PSUs are awards under our 2007 Plan that entitle the recipient to receive shares of our common stock upon vesting and settlement of the awards pursuant to certain performance and time-based vesting criteria set by our Compensation Committee.

In May and June 2009, our Compensation Committee granted 901,000 and 25,000 PSUs, respectively, to certain of our executive officers and other employees.  These PSU grants related to fiscal 2010 company performance objectives and subsequent individual service requirements over a period of approximately 23 months, subject to each grantee’s continued service.  As of May 31, 2011, 106 of these PSUs remained outstanding.

In May 2010, our Compensation Committee granted 314,250 PSUs to our executive officers, which relate to fiscal 2011 company performance objectives and subsequent individual service requirements over a period of approximately 17 months, subject to each grantee’s continued service.  In April 2011, our Compensation Committee granted 159,375 PSUs to certain of our executive officers, which relate to fiscal 2012 company performance objectives and subsequent service requirements over a period of approximately 17 months.  Additionally, in April 2011, our Compensation Committee granted 839,800 PSUs to certain of our executive officers and other employees.  These PSU grants relate to fiscal 2012 company performance objectives and subsequent individual service requirements over a period of approximately 33 months.  As of May 31, 2011, there were approximately 1,122,528 shares subject to outstanding PSUs from grants in May 2010 and April 2011.

Restricted Stock Units (“RSUs”)

RSUs are awards under the 2007 Plan that entitle the recipient to receive shares of our common stock upon vesting and settlement of the awards pursuant to time-based vesting criteria set by our Compensation Committee.

In January 2010, our Compensation Committee granted 100,000 RSUs that vest over a period of approximately four years, subject to the grantee’s continued services.  In fiscal 2011, our Compensation Committee granted 1,322,000 RSUs to certain of our executive officers, other employees, and consultants.  Such RSUs will vest over a period of approximately 24 to 27 months, subject to each grantee’s continued service.  In August 2010, our Compensation Committee granted a total of 79,317 RSUs to the non-employee members of our board of directors, which will be fully vested on the earlier of a) the date of our 2011 Annual Meeting of Stockholders, or b) one year from the date of grant.  In April 2011, our Compensation Committee granted 98,750 RSUs to certain employees.  These RSUs will vest over a period of approximately 27 months, subject to each grantee’s continued service.  As of May 31, 2011, there were approximately 1,445,567 shares subject to outstanding RSUs from these grants.

A summary of equity award activity during fiscal 2011 and the three months ended May 31, 2011 follows (shares in thousands):

	Shares Available for Grant	Shares Subject to Options Outstanding	Weighted Average Option Exercise Price per Share
Balance at February 28, 2010	1,359	7,248	$5. 72
Additional shares authorized	1,475	—	—
Options granted	(1,570)	1,570	8.34
PSUs granted	(314)	—	—
RSUs granted	(1,401)	—	—
Options exercised	—	(1,515)	3.32
1999 Plan options cancelled/forfeited (1)	—	(54)	9.37
2007 Plan options cancelled/forfeited	598	(598)	8.96
PSUs and RSUs cancelled/forfeited	166	—	—
Balance at February 28, 2011	313	6,651	$6.56
Additional shares authorized	1,589	—	—
Options granted	(302)	302	11.48
PSUs granted	(999)	—	—
RSUs granted	(99)	—	—
Options exercised	—	(314)	3.36
2007 Plan options cancelled/forfeited	124	(124)	9.85
PSUs and RSUs cancelled/forfeited	84	—	—
Balance at May 31, 2011	710	6,515	$6.88

(1)       Under the terms of the 1999 Plan, shares underlying cancelled or forfeited options are no longer available for awards.

A summary of PSU activity during fiscal 2011 and the three months ended May 31, 2011 follows (in thousands):

Shares Subject to PSUs Outstanding
Balance at February 28, 2010	387
Granted	314
Released	(188)
Cancelled/forfeited	(30)
Balance at February 28, 2011	483
Granted	999
Released	(295)
Cancelled/forfeited	(65)
Balance at May 31, 2011	1,122

A summary of RSU activity during fiscal 2011 and the three months ended May 31, 2011 follows (in thousands):

Shares Subject to RSUs Outstanding
Balance at February 28, 2010	560
Granted	1,401
Released	(459)
Cancelled/forfeited	(136)
Balance at February 28, 2011	1,366
Granted	99
Cancelled/forfeited	(19)
Balance at May 31, 2011	1,446

Employee Stock Purchase Plan (“ESPP”)

In May 2007 our Board of Directors adopted, and in July 2007 our stockholders approved, the 2007 Employee Stock Purchase Plan.  We subsequently amended the ESPP in March 2010.  Under the ESPP, eligible employees may purchase shares of common stock at a price per share equal to 85% of the lesser of the fair market values of our common stock at the beginning or end of the applicable offering period.  Each offering period lasts for six months.  We initially reserved 500,000 shares of our common stock for issuance under the ESPP.  In addition, on the first day of each fiscal year commencing with fiscal year 2009, the aggregate number of shares reserved for issuance under the ESPP is automatically increased by a number equal to the lowest of a) 1% of the total number of shares of common stock then outstanding, b) 375,000 shares, or c) a number determined by our Board of Directors.  In the three months ended May 31, 2011, employees purchased 138,602 shares under the ESPP, and the weighted average per share fair value of the options to purchase those shares was approximately $3.06.  As of May 31, 2011, a total of 919,169 shares were available for issuance under the ESPP.

Stock-Based Compensation Expense Associated with Awards to Employees

We have issued employee stock-based awards in the form of stock options, PSUs, RSUs, and shares subject to the ESPP.  We measure the value of stock options and shares subject to the ESPP based on their grant date fair value using the Black- Scholes pricing model.  Stock-based compensation expense for PSUs and RSUs granted to employees is based on the closing price of our common stock on the grant date.

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

	Weighted Average Expected Term (in years)	Expected Stock Price Volatility	Risk-free Interest Rate	Expected Dividend Yield	Weighted Average per Share Fair Value of Awards Granted (per share)
Three months ended May 31, 2011
Stock options	4.4	62%	1.5%	0%	$5.73
ESPP	0.5	44%	0.1%	0%	$3.16
Three months ended May 31, 2010
Stock options	4.6	68%	2.0%	0%	$3.43
ESPP	0.5	41%	0.3%	0%	$1.69

We amortize the fair value of the awards granted, net of estimated forfeitures, as stock-based compensation expense on a straight-line basis over the vesting period.  We estimate forfeitures for our stock options, PSUs, and RSUs at the time of grant.  At the end of each reporting period, we evaluate the probability of the service condition being met and revise those estimates based on actual results, taking into account cancellations related to terminations, as applicable to each award.  In addition, for PSUs granted, we evaluate the probability of meeting the performance criteria at the end of each reporting period to determine how much compensation expense to record.  The estimation of whether the performance targets and service periods will be achieved requires judgment.  To the extent actual results or updated estimates differ from our current estimates, either (a) the cumulative effect on current and prior periods of those changes will be recorded in the period those estimates are revised or (b) the change in estimate will be applied prospectively, depending on whether the change affects the estimate of total stock-based compensation expense to be recognized or merely affects the period over which such expense will be recognized.  The cumulative adjustment in the three months ended May 31, 2011 and 2010 was not material.

Stock-Based Compensation for Non-Employees

Stock-based compensation expense related to stock awards granted to non-employees is recognized as the awards vest.  We believe that the fair value of the stock-based awards granted is more reliably measurable than the fair value of the services received. The fair value of the stock options granted is calculated using the Black-Scholes option pricing model.  The fair value of RSUs granted is based on the closing price of our common stock on each reporting date.  The fair value of the award is remeasured at each reporting date until the earlier of (a) the performance commitment date or (b) the date the services required under the arrangement have been completed. Stock-based compensation expense related to awards granted to non-employees for the three months ended May 31, 2011 was approximately $112,000, and was not material for the three months ended May 31, 2010 were not material.

The fair values of unvested options granted to non-employees were calculated using the following assumptions for the periods presented:

	Three Months Ended May 31,
	2011	2010
Weighted average expected term (in years)	7.0	7.0
Expected stock price volatility	62%	68%
Risk-free interest rate	2.7%	3.7%
Expected dividend yield	0%	0%

The following table sets forth the stock-based compensation expense for equity awards recorded in the condensed consolidated statements of operations for the periods presented (in thousands):

	Three Months Ended May 31,
	2011	2010
Cost of revenue	$654	$352
Research and development	1,182	705
Sales and marketing	790	732
General and administrative	645	660
Total stock-based compensation expense	$3,271	$2,449

The following table summarizes gross unrecognized stock-based compensation expense as of May 31, 2011, excluding estimated forfeitures:

	Unrecognized Stock-Based Compensation Expense	Remaining Weighted Average Recognition Period
	(in thousands)	(in years)
Stock options granted after March 1, 2006	$10,692	2.8
PSUs	9,162	1.5
RSUs	6,549	1.2
ESPP	356	0.4
	$26,759	2.0

8. Income Taxes

In the three months ended May 31, 2011, we recorded income tax expense of approximately $95,000 compared to income tax expense of $23,000 in the corresponding period of the prior year.  The effective tax rate for the three months ended May 31, 2011 was less than 2% based on our estimated taxable income for the year.  We recorded tax expense primarily for foreign taxes and state minimum taxes.

There were no material changes to our unrecognized tax benefits in the three months ended May 31, 2011 and we do not expect to have any significant changes to unrecognized tax benefits over the next twelve months.  Because of our history of operating losses, all years remain open to audit.

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

As of May 31, 2011, we had two outstanding forward contracts with an aggregate notional principal of approximately $2.5 million, which are summarized as follows (in thousands):

	Notional Principal (Local Currency)	Notional Principal (USD)	Fair Value (USD)	Accumulated Amortized Implicit Interest (USD)
Euro — maturing in December 2011 and 2012 (1)	€1,851	$2,497	$(137)	$3

(1)    Related to a three-year customer arrangement, under which we separately hedge each equal annual billing amount.  The forward contract related to the first annual billing amount matured in December 2010 and the remaining two mature in December 2011 and 2012, respectively.

We designated these forward contracts as cash flow hedges of foreign currency denominated firm commitments.  Our objective in purchasing these forward contracts was to negate the impact of currency exchange rate movements on our operating results.  We record effective spot-to-spot changes in these cash flow hedges in accumulated other comprehensive income until the hedged transaction takes place.  Combined implied interest on all forward contracts was excluded from effectiveness testing and is being recorded using the straight-line method over the terms of the forward contracts to interest expense and accumulated other comprehensive income.  We did not incur any hedge ineffectiveness in the three months ended May 31, 2011 and 2010.

		Amount of Gain Recognized In Income
		Three Months Ended May 31,
Derivatives Designated as Hedging Instruments	Location	2011	2010
Forward contracts	Revenue	$117	$34

We expect to ratably reclassify an approximately $37,000 gain associated with the forward contracts that matured in December 2010 and February 2011 from accumulated other comprehensive income into revenue over the twelve-month period ending May 31, 2012.

10. Fair Value Measurements

The accounting standards for fair value measurements clarify that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, the accounting standards establish a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

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

The following table summarizes the amounts measured at fair value (in thousands):

	Total	Significant Other Observable Inputs (Level 2)
May 31, 2011
Liabilities:
Foreign currency forward contracts (1)	$137	$137

February 28, 2011
Liabilities:
Foreign currency forward contracts (1)	$33	$33

(1)      At May 31, 2011, $78 was included in other current liabilities and $59 was included in other long-term liabilities on our condensed consolidated balance sheet.  At February 28, 2011, $24 was included in other current liabilities and $9 was included in other long-term liabilities on our condensed consolidated balance sheet.

11. Comprehensive Loss

The following table summarizes the calculation and components of comprehensive loss, net of taxes (in thousands):

	Three Months Ended May 31,
	2011	2010

Net loss	$(7,054)	$(5,867)
Gain reclassified from accumulated other comprehensive income into revenue	(117)	(34)
Change in net unrealized gain (loss) and cumulative implied interest on cash flow hedges	(104)	528
Total comprehensive loss	$(7,275)	$(5,373)

12. Restructuring Charges

In the quarter ended May 31, 2011, we recorded approximately $451,000 of expenses associated with the reduction of our workforce as part of our M-Factor post-acquisition integration process to achieve cost savings and operating efficiencies.   Expenses associated with these actions were primarily for severance payments and remaining M-Factor operating lease obligations.  As of May 31, 2011, accrued restructuring charges were approximately $361,000, which will be paid in the quarter ending August 31, 2011.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. In addition, we may make other written and oral communications from time to time that contain such statements. Forward-looking statements include statements as to industry trends and future expectations of ours and other matters that do not relate strictly to historical facts. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. These forward-looking statements include statements in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included elsewhere in this Form 10-Q and in our other Securities and Exchange Commission filings, including our Annual Report on Form 10-K for the fiscal year ended February 28, 2011. Furthermore, such forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes thereto appearing elsewhere in this Form 10-Q and with the consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operation appearing in our Annual Report on Form 10-K for the fiscal year ended February 28, 2011.

Overview

We provide a collaborative optimization network of software services connecting retail and CP companies, enabling them to define category, brand, and shopper marketing strategies based on a scientific understanding of consumer behavior and make actionable pricing, promotion, assortment, space and other merchandising and marketing recommendations to achieve their revenue, profitability, sales volume, and customer loyalty objectives. We provide our applications by means of a software-as-a-service, or SaaS, model, which allows us to capture and analyze the most recent retailer and market-level data and enhance our software services rapidly to address our customers’ ever-changing merchandising and marketing needs, and connect retailers and CP companies online to enable improved, more collaborative business processes between trading partners.

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

We were incorporated in November 1999 and began selling our software in fiscal 2001. Our revenue has grown from $43.5 million in fiscal 2007 to $82.4 million in fiscal 2011, and was $22.5 million in the three months ended May 31, 2011.  Our operating expenses have also increased significantly during these same periods.  We have incurred losses to date and had an accumulated deficit of approximately $109.9 million as of May 31, 2011.  We sell our software to retailers and CP companies under agreements with initial terms that generally are one to three years in length and provide a variety of services associated with our customers’ use of our software.  Our software service agreements with retailers and CP companies are often large contracts.  The annual contract value for each retail and CP company customer agreement is largely related to the size of the customer.  Our Advanced Deal Management agreements with CP companies that leverage the DemandTec network are principally one year in length and much smaller in annual and aggregate contract value than our other CP company customer software services contracts and our retail customer contracts.  Generally, the agreements we have signed in the first fiscal quarter of a fiscal year have had an aggregate annual contract value less than that of the agreements signed in the preceding fiscal fourth quarter.  In addition, the aggregate contract value of agreements signed can fluctuate significantly on a quarterly basis within any given fiscal year.  A significant percentage of our new and existing customer add-on agreements are entered into during the last month, weeks, or even days of each quarter.  We generally recognize the revenue from each agreement ratably over the term of the agreement.  Our ability to maintain or increase revenues depends on our attracting new customers, renewing agreements with our existing customers at comparable prices, and selling add-on software services to existing customers as well as successfully incorporating shopper segmentation and analytics into our offerings.  Historically, some customers or potential customers have elected not to enter into new or renewal contracts and some other customers have renewed at lower prices or for shorter terms.  Further, our revenue will be directly affected by the continued acceptance of our software solutions in the marketplace, as well as the timing, size and term length of our customer agreements.  If we are unable to successfully develop or acquire new software and enhance our existing applications, we may not be able to attract and retain customers or increase or maintain our revenue.

We are headquartered in San Mateo, California. We have sales and marketing offices in North America and Europe, and conduct research and development operations in India, Russia, and China.  In each of the quarters ended May 31, 2011 and 2010, approximately 86% of our revenue was attributable to sales of our software to companies located in the United States.  Our ability to achieve profitability will be affected by our revenue as well as by the level of our operating expenses associated with growing our business. Our largest category of operating expenses is research and development expenses, and the largest component of our operating expenses is personnel costs.

In March 2011, we acquired M-Factor, Inc. (“M-Factor”), a provider of predictive analytics software for CP companies that optimizes marketing mix and trade investment spending.  M-Factor is a software-as-a-service company that enables consumer products companies to continuously analyze, forecast, and optimize marketing investments and trade spend.  The services deliver optimized action plans, reliable forecasts for plans and “what-if” scenarios, and reports that decompose the drivers of sales volume to explain why results came out as they did.  The aggregate purchase price was $9.5 million in cash, of which $9.0 million was paid to M-Factor investors upon closing.  The remaining $500,000 will be held by the Company to secure potential indemnification obligations of M-Factor investors and will be released approximately sixteen months after the closing, to the extent not used to satisfy the indemnity obligations.  We accounted for the M-Factor acquisition as a business combination.  See Note 2 of the Notes to Condensed Consolidated Financial Statements.  After the M-Factor acquisition we reduced our workforce and consolidated facilities to achieve cost savings and operating efficiencies, and consequently recorded approximately $451,000 of restructuring charges in the three months ended May 31, 2011.  In addition, we incurred approximately $1.0 million of personnel-related costs for transitional employees, redundant facility costs, and integration related professional services fees in the three months ended May 31, 2011. Those non-recurring costs would not have otherwise been incurred in the period presented as a part of our continuing operations and will not be incurred in future periods.

As of June 23, 2011, we had approximately 32.5 million shares of common stock outstanding, excluding approximately 9.1 million shares subject to outstanding options, performance stock units, restricted stock units, and rights under our employee stock purchase program. The issuance of shares upon the exercise of these options and settlement of these units, as well as the grant of additional options and units pursuant to our equity compensation plans, would result in additional dilution and may adversely impact our earnings per share.  See Note 7 of Notes to Condensed Consolidated Financial Statements.

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

During the three months ended May 31, 2011, there were no significant changes in our critical accounting policies.  Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended February 28, 2011 and Note 1 of Notes to Condensed Consolidated Financial Statements included herein for a more complete discussion of our critical accounting policies and estimates.

Results of Operations

Revenue

We derive all of our revenue from customer agreements that cover the use of our software and various services associated with our customers’ use of our software.  We generally recognize all revenue ratably over the term of the agreement.  Our agreements have generally been non-cancellable, but customers typically have the right to terminate their agreement for cause if we materially breach our obligations under the agreement and, in certain situations, may have the ability to extend the duration of their agreement on pre-negotiated terms.  We invoice our customers in accordance with contractual terms, which generally have provided that our customers are invoiced in advance for annual use of our software services.  We have provided certain implementation services on a fixed fee basis and have generally invoiced our customers in advance.  In addition, we also have provided implementation and training services on a time and materials basis and have invoiced our customers monthly in arrears.  Our payment terms typically require our customers to pay us within 30 days of the invoice date.

	Three Months Ended May 31,
	2011	2010
	(in thousands)
Revenue	$22,461	$18,045

Three Months Ended May 31, 2011 Compared to the Three Months Ended May 31, 2010.  Revenue for the three months ended May 31, 2011 increased approximately $4.4 million, or 24%, compared to the corresponding period of the prior year, primarily due to a $2.5 million increase in revenue from existing customers and $1.9 million of revenue from new customers, of which approximately $930,000 was derived from former M-Factor solutions, in the three months ended May 31, 2011.  New customers are those that did not contribute any revenue in the three months ended May 31, 2010.  Existing customers are those that contributed revenue in each of the periods presented.

Our revenue growth depends on our ability to attract new customers and to retain the existing revenues from our current customers over time.  In addition, revenue from new customers in any given period can fluctuate depending upon the period in which the contract is signed, the number of new customer contracts, and the size of the new retailer or CP customer.  In the short term we expect that our revenue may remain flat or decrease slightly.  With the existing uncertainties in the global economic environment, we believe long-term revenue growth is more difficult to predict.

Percentages of total revenue by customer type and geographic region for the periods presented were as follows:

	Three Months Ended May 31,
	2011	2010

By customer type:
Retail	77%	79%
CP	23%	21%
Total revenue	100%	100%
By location:
United States	86%	86%
International	14%	14%
Total revenue	100%	100%

Revenue from CP companies continued to increase as a percentage of total revenue in the three months ended May 31, 2011 compared to the corresponding period of the prior year, largely as a result of incremental revenue from former M-Factor customers, all of which are CP companies.  Revenue from customers located outside the United States remained flat as a percentage of total revenue in the three months ended May 31, 2011 compared to the corresponding period of the prior year.  Over the long term, we expect that revenue from CP companies and international customers will increase as a percentage of total revenue on an annual basis.

Cost of Revenue

Cost of revenue includes expenses related to data centers, depreciation expenses associated with computer equipment and software, compensation and related expenses of operations, technical customer support, production operations and professional services personnel, amortization of purchased intangible assets, and allocated overhead expenses. We have contracts with three third parties for the use of their data center facilities, and our data center costs principally consist of the amounts we pay to these third parties for rack space, power and similar items. We amortize purchased intangible assets, principally for developed technology. We allocate overhead costs, such as rent and occupancy costs, employee benefits, information management costs, and legal and other costs, to all departments predominantly based on headcount. As a result, we include allocated overhead expenses in cost of revenue and each operating expense category.

	Three Months Ended May 31,
	2011	2010
	(dollars in thousands)
Revenue	$22,461	$18,045
Cost of revenue	8,912	7,114
Gross profit	13,549	10,931
Gross margin	60%	61%

Three Months Ended May 31, 2011 Compared to the Three Months Ended May 31, 2010.  Cost of revenue in the three months ended May 31, 2011 increased approximately $1.8 million, or 25%, over the corresponding period of the prior year, primarily due to increased personnel costs, data center costs, and amortization of purchased intangible assets associated with the AIS and M-Factor acquisitions.

Personnel costs increased $843,000 compared to the corresponding period of the prior year, as average headcount increased by about 29, primarily due to the M-Factor acquisition.  In addition, stock-based compensation expense, which is a component of personnel costs, increased $302,000 compared to the corresponding period of the prior year as we granted additional PSUs and RSUs during the three months ended May 31, 2011.   Expenses associated with our data center in Mesa, Arizona increased $366,000, as we expanded our infrastructure to handle the increased level of customer data processed and analyzed to embed shopper segments and insights in our service offerings.  Amortization of purchased intangible assets increased $257,000 from the corresponding period of the prior year due to the purchased developed technologies associated with the AIS and M-Factor acquisitions.  Additionally, allocated overhead costs increased $165,000 over the corresponding period of the prior year, primarily due to increased facility-related and IT costs.  Travel expense increased $159,000 over the corresponding period of the prior year as a result of increased headcount and international travel.

Our gross margin decreased to 60% in the three months ended May 31, 2011 compared to 61% in the corresponding period of the prior year, primarily due to increased amortization of intangible assets associated with the AIS and M-Factor acquisitions. We anticipate that, in the short term, our gross margin will increase slightly as a result of post-acquisition synergies achieved through restructuring actions and facilities consolidation.

Research and Development Expenses

Research and development expenses include personnel costs for our research, product management and software development personnel, and allocated overhead expenses. We devote substantial resources to extending our existing software applications as well as to developing new software.

	Three Months Ended May 31,
	2011	2010
	(dollars in thousands)
Research and development	$9,619	$7,772
Percent of revenue	43%	43%

Three Months Ended May 31, 2011 Compared to the Three Months Ended May 31, 2010.  Research and development expenses in the three months ended May 31, 2011 increased approximately $1.8 million, or 24%, from the corresponding period of the prior year, primarily due to increased personnel costs and consulting expenses.

Personnel costs increased $1.1 million in the three months ended May 31, 2011 from the corresponding period of the prior year as average headcount increased by 26, primarily due to the M-Factor acquisition and our recently established development presence in India.  Stock-based compensation expense, which is a component of personnel costs, increased approximately $477,000 in the three months ended May 31, 2011 compared to the corresponding period of the prior year, primarily due to additional PSUs and RSUs granted during the three months ended May 31, 2011.  In addition, consulting expenses increased $584,000 in the three months ended May 31, 2011 from the corresponding period of the prior year, as we expanded our outsourced research services in China, brought on third-party consulting services in Russia as part of the AIS acquisition, and supplemented our development efforts related to apparel retailing by using outside consultants.

We intend to continue to invest significantly in our research and development efforts because we believe these efforts are essential to maintaining our competitive position over the long-term.  In the short term, however, we expect that our research and development costs will decrease slightly in absolute dollars, as a result of post-acquisition synergies achieved through restructuring actions and facilities consolidation.

Sales and Marketing Expenses

Sales and marketing expenses include personnel costs for our sales and marketing personnel, including commissions and incentives, travel and entertainment expenses, marketing programs such as product marketing, events, corporate communications and other brand building expenses, and allocated overhead expenses.

	Three Months Ended May 31,
	2011	2010
	(dollars in thousands)
Sales and marketing	$7,483	$6,325
Percent of revenue	33%	35%

Three Months Ended May 31, 2011 Compared to the Three Months Ended May 31, 2010.  Sales and marketing expenses in the three months ended May 31, 2011 increased approximately $1.2 million, or 18%, over the corresponding period of the prior year, primarily due to increased personnel costs, marketing-related program expenses, and outside consulting costs, partially offset by decreased bad debt expense.

Personnel costs increased $1.1 million in the three months ended May 31, 2011 from the corresponding period of the prior year, as a result of increased headcount, bonus expense, and commission expense.  Average sales and marketing headcount increased by about nine in the three months ended May 31, 2011 compared to the corresponding period of the prior year.  Bonus and commission expenses increased as a result of increased headcount and revenue since May 31, 2010.  Consulting and marketing-related program expenses increased $397,000, primarily attributable to the consulting services associated with developing our collaborative optimization network, as well as increased spending on our annual DemandBetter user conference and other marketing initiatives.  Additionally, travel expense increased $145,000 over the corresponding period of the prior year, as a result of increased headcount and international travel.  Partially offsetting the increases in sales and marketing expense was a $460,000 decrease in bad debt expense, as we fully reserved for a customer invoice that was in dispute in the three months ended May 31, 2010 and had no similar charges in the three months ended May 31, 2011.

We expect that, in the short term, sales and marketing expenses will decrease in absolute dollars and as a percentage of revenue as a result of post-acquisition synergies achieved through restructuring actions and facilities consolidation.

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

	Three Months Ended May 31,
	2011	2010
	(dollars in thousands)
General and administrative	$2,804	$2,412
Percent of revenue	12%	13%

Three Months Ended May 31, 2011 Compared to the Three Months Ended May 31, 2010.  General and administrative expenses in the three months ended May 31, 2011 increased $392,000, or 16%, from the corresponding period of the prior year, primarily due to an increase in personnel costs and accounting fees.

Personnel costs increased $116,000 in the three months ended May 31, 2011 from the corresponding period of the prior year, as average headcount increased by about four.  Accounting and other outside services expenses increased $130,000 compared to the corresponding period of the prior year, primarily attributable to professional services related to the AIS and M-Factor acquisitions.

We expect that, in the short term, general and administrative expenses may increase slightly or remain flat, in absolute dollars, and may decrease slightly as a percentage of revenue.

Amortization of Purchased Intangible Assets

	Three Months Ended May 31,
	2011	2010
	(dollars in thousands)
Amortization of purchased intangible assets	$211	$292
Percent of revenue	1%	2%

Three Months Ended May 31, 2011 Compared to the Three Months Ended May 31, 2010.  Expenses associated with amortization of purchased intangible assets (recognized as a component of operating expenses) decreased approximately $81,000 in the three months ended May 31, 2011 from the corresponding period of the prior year.  The decrease was primarily due to the scheduled full amortization of intangible assets associated with certain intangible assets from the prior TradePoint and Connect3 acquisitions, partially offset by increased amortization expense related to the intangible assets associated with our recent AIS and M-Factor acquisitions.  Intangible assets are being amortized using the straight-line method over their estimated useful lives, with an estimated remaining weighted average period of 3.0 years at May 31, 2011.

We expect that, in the short term, amortization expense relating to the existing purchased intangible assets (recognized as a component of operating expenses), absent of any impairment loss, will remain flat.

Other Income (Expense), Net

	Three Months Ended May 31,
	2011	2010
	(in thousands)
Interest income	$40	$61
Interest expense	(9)	(31)
Other income (expense)	29	(4)
Other income (expense), net	$60	$26

Three Months Ended May 31, 2011 Compared to the Three Months Ended May 31, 2010.  Other income (expense), net increased approximately $34,000 in the three months ended May 31, 2011 from the corresponding period of the prior year, primarily due to foreign currency exchange gains associated with certain customer contracts denominated in Euros as a result of the strengthening of the Euro against the U.S. dollar.

Provision for Income Taxes

	Three Months Ended May 31,
	2011	2010
	(in thousands)
Provision for income taxes	$95	$23

Three Months Ended May 31, 2011 Compared to the Three Months Ended May 31, 2010. In the three months ended May 31, 2011, we recorded income tax expense of approximately $95,000 compared to $23,000 in the corresponding period of the prior year.  The effective tax rate for the three months ended May 31, 2011 was less than 2% based on our estimated taxable income for the year.  We recorded tax expenses primarily for state minimum taxes and foreign taxes in each of the three months ended May 31, 2011 and 2010.

Since inception, we have incurred annual operating losses and, accordingly, have recorded a provision for income taxes primarily for federal minimum income taxes, state income taxes principally in states where we have no net operating loss carryforwards, and foreign taxes.  At February 28, 2011, we had federal and state net operating loss carryforwards of approximately $87.8 million and $63.6 million, respectively, that may be available to offset future taxable income.

Stock-Based Compensation Expense

	Year Ended May 31,
	2011	2010
	(In thousands)
Stock-based compensation expense	$3,271	$2,449

Total stock-based compensation expense increased approximately $822,000 in the three months ended May 31, 2011 compared to the corresponding period of the prior year.  The increase was primarily due to PSUs and RSUs granted in April 2011 to new and existing employees.  The increase was partially offset by lower expenses associated with PSUs and RSUs that were granted in fiscal 2009 and 2010 becoming vested in fiscal 2011 or in the three months ended May 31, 2011.  See Note 7 of Notes to Condensed Consolidated Financial Statements for the amount of gross unrecognized stock-based compensation expense at May 31, 2011, and further explanation of how we derive and account for these estimates.  We expect that stock-based compensation expense will vary over the long term depending on the timing and magnitude of equity incentive grants and revisions to our estimates of the number of shares expected to vest.

Liquidity and Capital Resources

At May 31, 2011, our principal sources of liquidity consisted of cash, cash equivalents, and marketable securities of $68.6 million, accounts receivable (net of allowance) of $16.3 million, and available borrowing capacity under our credit facility of $19.1 million, after a reduction of approximately $917,000 to secure the operating lease commitment associated with our San Mateo headquarters facility.

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

	Three Months Ended May 31,
	2011	2010
	(in thousands)
Net cash provided by (used in) operating activities	$3,150	$(4,358)
Net cash provided by (used in) investing activities	3,297	(2,999)
Net cash provided by (used in) financing activities	2,336	(251)

Operating Activities

Our cash flows from operating activities in any period are significantly influenced by the number of customers using our software, the number and size of new customer contracts, the timing of renewals of existing customer contracts, and the timing of payments by these customers. Our largest source of operating cash flows is cash collections from our customers, which results in decreases to accounts receivable. Our primary uses of cash in operating activities are for personnel-related expenditures and rent payments. Our cash flows from operating activities in any period will continue to be significantly affected by the extent to which we add new customers, renew existing customers, collect payments from our customers and increase personnel to grow our business.  Additionally, certain executives received all or a portion of their fiscal 2011 annual variable compensation in the form of PSUs rather than cash, which had a beneficial impact on cash flows from operating activities in the three months ended May 31, 2011.

Net cash provided by operating activities in the three months ended May 31, 2011 was $3.2 million compared to $4.4 million of net cash used in operating activities in the corresponding period of the prior year. The $7.6 million net change in cash flow was primarily attributable to the timing of cash collection during the three months ended May 31, 2011.  Cash collections increased $15.1 million in the three months ended May 31, 2011 compared to the corresponding period of the prior year.  The increase in cash collections was partially offset by increased cash payments, as cost of revenue and operating expenses increased approximately $5.6 million in the three months ended May 31, 2011 compared to the corresponding period of the prior year, primarily as a result of increased headcount (partially due to the M-Factor acquisition) and outside services.  In addition, the timing of employee bonus and vendor payments further increased cash outflow by $2.2 million in the three months ended May 31, 2011 compared to the corresponding period of the prior year.

We anticipate that the economic environment may not improve in the near term and, as a result, the signing of customer contracts and the collection of cash will continue to remain challenging and unpredictable, thereby impacting our cash generation.

Investing Activities

Our primary investing activities have been capital expenditures on equipment for our data center, investment in marketable securities, and payments for the acquisition of businesses.

In the three months ended May 31, 2011, net cash provided by investing activities was $3.3 million compared to $3.0 million of net cash used in investing activities in the corresponding period of the prior year.  In the three months ended May 31, 2011, we had $13.1 million of net cash inflow from purchases and maturities of marketable securities, partially offset by approximately $8.7 million of cash payments associated with the M-Factor acquisition, net of cash received, and $1.1 million in capital expenditures.  In the three months ended May 31, 2010, we incurred $1.6 million of net cash outflow from purchases and maturities of marketable securities, $1.0 million of capital expenditures, and a $426,000 payment of notes payables to former TradePoint shareholders.

Financing Activities

Our primary financing activities have been the exercise of stock options, the sale of shares pursuant to our ESPP, and borrowings and repayments under our credit facilities.

In the three months ended May 31, 2011, net cash provided by financing activities was approximately $2.3 million, all from issuance of common stock under our equity incentive plans.

In the three months ended May 31, 2010, we used approximately $251,000 of net cash in financing activities.  We paid approximately $937,000 cash to fulfill employee federal and state withholding tax obligations in connection with the vesting and settlement of certain outstanding RSUs, partially offset by $686,000 of cash proceeds from the issuance of common stock.

We believe that our cash, cash equivalents, and marketable securities balances at May 31, 2011, along with cash provided by operating activities, if any, will be sufficient to fund our projected operating requirements for at least the next twelve months. We may need to raise additional capital or incur debt to continue to fund our operations over the long term. Our future capital requirements will depend on many factors, including revenues, profits or losses incurred there from, any expansion of our workforce, the timing and extent of any expansion into new markets, the timing of introductions of any new functionality and enhancements to our software, the timing and size of any acquisitions of other companies or assets and the continuing market acceptance of our software. We may enter into arrangements for potential acquisitions of complementary businesses, services or technologies, which also could require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

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

At February 28, 2011, the future minimum payments under our lease commitments, contractual commitments, and amounts due for merger consideration were as follows:

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(In thousands)
Operating leases (1)	$10,653	$3,043	$5,232	$2,366	$12
Contractual commitments (2)	2,187	2,187	—	—	—
Merger consideration payable	475	—	475	—	—
Total contractual obligations	$13,315	$5,230	$5,707	$2,366	$12

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Risk

As we operate internationally and fund our international operations, our cash and cash equivalents could be affected by fluctuations in foreign exchange rates. For example, we recorded approximately $38,000 of foreign currency gains and $4,000 of foreign currency losses in the three months ended May 31, 2011 and 2010, respectively.

Certain of our international sales agreements are denominated in the country of origin currency, and therefore our revenue and receivables are subject to foreign currency risk. Also, some of our operating expenses and cash flows are denominated in foreign currencies and, thus, are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the exchange rates for the British Pound and the Euro. We periodically enter into foreign exchange forward contracts to reduce exposure in non-U.S. dollar denominated receivables. We formally assess, both at a hedge’s inception and on an ongoing basis, whether the derivatives used in hedging transactions are highly effective in negating currency risk. At May 31, 2011, we had two outstanding forward foreign exchange contracts to sell Euros for U.S. dollars in December 2011 and 2012, respectively, with an aggregate notional principal of approximately €1.9 million (or approximately $2.5 million). We do not enter into derivative financial instruments for speculative or trading purposes.

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

Interest Rate Sensitivity

We had cash and cash equivalents totaling $35.3 million and marketable securities totaling $33.3 million at May 31, 2011. These amounts were invested primarily in government securities and corporate notes and bonds with credit ratings of at least A-1 or better, money market funds registered with the SEC under rule 2a-7 of the Investment Company Act of 1940, and interest-bearing demand deposit accounts.  By policy, we limit the amount of credit exposure to any one issuer and we do not enter into investments for trading or speculative purposes.  Our cash and cash equivalents and marketable securities are held and invested with capital preservation as the primary objective.

Our cash equivalents and marketable securities are subject to market risk due to changes in interest rates.  Fixed-rate interest securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. However, because we classify our marketable securities as “held-to-maturity,” no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other-than-temporary. We believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income, if any. For instance, a fluctuation in interest rates of 100 basis points at May 31, 2011 would result in a change of approximately $686,000 in annual interest income.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2011, the end of the period covered by this Quarterly Report on Form 10-Q. This evaluation (the “controls evaluation”) was done under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).  Disclosure controls and procedures means controls and other procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed such that information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.  Based on the controls evaluation, our CEO and CFO have concluded that as of May 31, 2011, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC and to ensure that material information relating to the Company and our consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.

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

Factors that may affect our operating results include:

•	our ability to increase sales to existing customers and to renew agreements with our existing customers at comparable prices, particularly larger retail customers;

•	our ability to attract new customers, particularly larger retail and consumer products customers in both domestic and foreign markets;

•	changes in our pricing policies or those of our competitors, or pricing pressure on our software services;

•	periodic fluctuations in demand for our software and services;

•	volatility in the sales of our solutions on a quarterly basis and timing of the execution of new and renewal agreements within such quarterly periods;

•	reductions in customers’ budgets for information technology purchases and/or delays in their purchasing cycles;

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

We have in the past experienced, and we may continue to experience, significant variations in our level of sales on a quarterly basis, and we have at times failed to meet our internal periodic bookings plans.  In the past, some of our customers have delayed or failed to renew their agreements with us upon expiration, or have renewed at lower prices.  For example, during the three months ended May 31, 2011, two retail customers completed the initial phases of their projects with us but have not yet moved forward with the next phase pending internal budget approval, and a third retail customer reduced the scope of services upon renewal.  Such variations in our sales, or delays in signing or a failure to sign or renew significant customer agreements, have led to significant fluctuations in our cash flows and deferred revenue on a quarterly and annual basis.  For example, we used approximately $6.8 million of net cash in operations in fiscal 2010, while we generated approximately $9.2 million and $13.8 million of net cash from operations in fiscal 2011 and 2009, respectively.

We have a history of losses and we may not achieve or sustain profitability in the future.

We have a history of losses and have not achieved profitability in any fiscal year. We had net losses of $13.7 million, $11.8 million and $5.0 million in fiscal 2011, 2010 and 2009, respectively, and had a net loss of $7.1 million in the three months ended May 31, 2011.  As of May 31, 2011, we had an accumulated deficit of $109.9 million. We expect to continue to incur net losses in fiscal 2012 and perhaps beyond. In addition, our cost of revenue and operating expenses may increase in future periods as we implement initiatives to continue to grow our business, or if we need to procure additional capital equipment, software, or data center space to handle increased customer data. If we are unable to increase our revenue to offset these expected increases in our fixed costs and expenses, our losses will increase. Accordingly, we cannot provide assurance that we will be able to achieve or maintain profitability in the future.

We depend on a small number of customers, which are primarily retailers, and, to a lesser extent, consumer products companies, and our growth, if any, depends upon our ability to add new and retain existing customers.

We derive a significant percentage of our revenue from a relatively small number of customers, which are primarily retailers, and, to a lesser extent, consumer products companies.  The loss of any one or more of those customers could decrease our revenue and harm our current and future operating results.  For example, during the three months ended  May 31, 2011, one of our retail customers reduced the scope of their services upon renewal, therefore reducing the renewable dollar value.  In June 2010, we signed a multi-year agreement with Target Corporation (“Target”) for substantially all of our current and certain potential future software services. In fiscal 2011, revenue from Target represented approximately 21% of our revenue.  In the three months ended May 31, 2011 and 2010, our retail customers accounted for 77% and 79%, respectively, of our revenue.  In the three months ended May 31, 2011, Target accounted for approximately 22% of our revenue.  In the three months ended May 31, 2010, two customers accounted for 13% and 11%, respectively, of our revenue.  Although our largest customers may vary from period to period, we anticipate that we will continue to depend on revenue from a relatively small number of our large retail customers.  Further, our ability to grow revenue depends on our ability to increase sales to existing customers, to renew agreements with our existing customers and to attract new customers.  In fiscal 2011 and in the three months ended May 31, 2011, we have not added a significant number of new retail customers.  If we are unable to add new and retain existing customers, this will adversely affect our revenue and results of operations.

The effects of adverse global economic conditions may adversely impact our business, operating results or financial condition.

Commencing in fiscal 2009, adverse global economic conditions caused a general tightening in the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy, and economic contraction, and since that time there have continued to be periods of economic volatility and slowdown of economic expansion. The retail and consumer products industries were and may continue to be especially hard hit by these economic conditions, which have resulted in some customers or potential customers delaying or not entering into new agreements or renewing their existing agreements with us.  If global economic conditions have a material negative impact on our sales or prospects, our business, operating results or financial condition will be adversely impacted.

Our business depends substantially on customers renewing their agreements for our software. Any decline in our customer renewals would harm our operating results.

To maintain and grow our revenue, we must achieve and maintain high levels of customer renewals. We sell our software pursuant to agreements with initial terms that are generally from one to three years in length. Our customers have no obligation to renew their agreements after the expiration of their term. The fees we charge for our solutions vary based on a number of factors, including the software, service and hosting components provided, the size of the customer, and the duration of the agreement term. Our initial agreements with customers may include fees for software, services or hosting components that may not be needed upon renewal. As a consequence, if we renew these agreements, we may receive lower total fees. In addition, if an agreement is renewed for a term longer than the preceding term, we may receive total fees in excess of total fees received in the initial agreement but a smaller average annual fee because we generally charge lower annual fees in connection with agreements with longer terms. In any of these situations, we would need to sell additional software, services or hosting in order to maintain the same level of annual fees from that customer. There can be no assurance that we will be able to renew these agreements in a timely manner, on favorable terms, or at all, or to sell additional software or services or sell to new customers. In the past, certain of our customers have elected not to renew their agreements with us or have renewed on less favorable terms, including during the three months ended May 31, 2011.  Our customer renewal rates may decline or fluctuate as a result of a number of factors, including our customers’ satisfaction or dissatisfaction with our software, the price of our software, the prices of competing products and services, consolidation within our customer base, customer bankruptcies, or reductions in our customers’ information technology spending levels. If our customers do not renew their agreements for our software for any reason, or if they renew on less favorable terms, our revenue will decline and our cash flow will be negatively impacted.

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

Our operations involve the storage and transmission of our customers’ confidential information, and security breaches could expose us to a risk of loss of this information, litigation and possible liability. In recent years cyber attacks and the unauthorized access of confidential data have become much more frequent and have resulted in significant harm to the business of a number of companies. If our security measures are breached as a result of third-party action, employee error, malfeasance or otherwise, and, as a result, someone obtains unauthorized access to our customers’ data, our reputation will be damaged, our business may suffer and we could incur significant liability. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate protective measures.

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

Our business strategy incorporates the acquisition of complementary software, technologies, or businesses. For instance, we recently acquired M-Factor, Inc. (“M-Factor”) and substantially all of the assets of Applied Intelligence Solutions LLC (“AIS”). Acquisitions may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties in assimilating or integrating the businesses, technologies, services, products, personnel, or operations of the acquired companies, especially if the key personnel of the acquired company choose not to work for us, and we may have difficulty retaining the existing customers or signing new customers of any acquired business or migrating them to a software-as-a-service model.  Acquisitions may also disrupt our ongoing business, divert our resources and require significant management attention that would otherwise be available for ongoing development of our current business. The successful integration of acquired businesses may be further complicated by our need to simultaneously support ongoing, complicated development efforts, such as our current efforts to integrate shopper segmentation and analytics into our offerings. We also may be required to use a substantial amount of our cash or issue equity securities to complete an acquisition, which could deplete our cash reserves and dilute our existing stockholders and could adversely affect the market price of our common stock. For example, we had cash outflows of approximately $9.0 million and $2.7 million in connection with our acquisitions of M-Factor and AIS in March 2011 and December 2010, respectively. Moreover, we cannot assure you that the anticipated benefits of any acquisition, including our revenue or return on investment assumptions, would be realized or that we would not be exposed to unknown liabilities.

In addition, an acquisition may negatively impact our results of operations because we may incur additional expenses relating to one-time charges, write-downs, amortization of intangible assets, or tax-related expenses, or bringing on additional personnel.  For example, our acquisition of Connect3 in February 2009 resulted in approximately $1.8 million and $2.2 million of amortization of purchased intangible assets in fiscal 2011 and 2010, respectively, and a $150,000 of write-off of in-process research and development costs in fiscal 2009.  The remaining carrying amount of approximately $626,000 associated with the Connect3 acquisition will be fully amortized in fiscal 2012. Our acquisition of M-Factor in March 2011 resulted in approximately $307,000 of amortization of purchased intangible assets in the quarter ended May 31, 2011.  We anticipate the aggregate amortization of purchased intangible assets associated with the M-Factor acquisition will be approximately $1.2 million in each of fiscal 2012 and fiscal 2013, and will decline thereafter.  In addition, the incremental expenses associated with M-Factor contributed to our increase in operating loss for the three months ended May 31, 2011 compared to the corresponding period of the prior year.  In order to compensate for the dilutive effect of the acquisition, we reduced our workforce, resulting in a $451,000 restructuring charge.

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

We market our software to large retailers and CP companies, and sales to these customers are complex efforts that involve educating our customers about the use and benefits of our software, including its technical capabilities. Customers typically undertake a significant evaluation process that can result in a lengthy sales cycle, in some cases over twelve months. We spend substantial time, effort, and money in our sales efforts without any assurance that our efforts will generate long-term agreements or any revenue. In addition, customer sales decisions are frequently influenced by macroeconomic factors, budget constraints, multiple approvals, changes in key customer personnel, and unplanned administrative, processing and other delays.  During the three months ended May 31, 2011, two retail customers completed the initial phases of their projects with us but have not yet moved forward with the next phase pending internal budget approval.  If sales expected from a specific customer are not realized, our revenue and, thus, our future operating results could be adversely impacted.

Our business will be adversely affected if the retail and CP industries do not widely adopt technology solutions incorporating scientific techniques to understand and predict consumer demand to make pricing and other merchandising decisions, as well as our related collaborative network strategy.

Our software addresses the new and emerging market of applying econometric modeling and optimization techniques through software to enable retailers and CP companies to understand and predict consumer demand in order to improve their pricing, promotion, and other merchandising and marketing decisions. These decisions are fundamental to retailers and CP companies. Accordingly, our target customers may be hesitant to accept the risk inherent in applying and relying on new technologies or methodologies to supplant traditional methods. Our business model also relies on these retailers and CP companies adopting and embracing the full features and functionality available on our network for inter- and intra- company collaborative interaction, and on us being successful in incorporating shopper segmentation and analytics into our offerings and in achieving market acceptance of our recently acquired M-Factor and AIS solutions.  Our business will not be successful if retailers and CP companies do not embrace the use of software to enable more strategic pricing and other merchandising decisions, or otherwise embrace our collaborative network strategy.

If we are unable to continue to enhance our current software, which is becoming increasingly complex, or to develop or acquire new software to address changing business requirements, we may not be able to attract or retain customers.

Our ability to attract new customers, renew agreements with existing customers and maintain or increase revenue from existing customers will depend in large part on our ability to anticipate the changing needs of the retail and CP industries, to enhance our increasingly complex existing software and to introduce new software that meet those needs. Certain of our implementation and integration engagements, particularly with respect to initial deployment with larger customers, have become increasingly complex. Further, certain of our engagements require, and other future engagements may require, us to develop certain substantial and customer-specific functionality. Such engagements can be significantly more time-consuming and complicated than our other customer engagements. Any new software may not be introduced in a timely or cost-effective manner and may not achieve market acceptance, meet customer expectations or contractual commitments, or generate revenue sufficient to recoup the cost of development or acquisition of such software. For example, we have not yet completed development or achieved market acceptance of certain components of our solutions (including the incorporation of shopper segmentation and analytics into our offerings) with respect to which we have made certain development commitments. In addition, we have recently made certain investments in assets and technology related to apparel retailing, and recently acquired M-Factor. If we are unable to successfully develop or acquire new software, enhance our existing applications to meet customer requirements and achieve success with our technology investments and our M-Factor acquisition, we may not be able to attract or retain customers.

Understanding and predicting consumer behavior is dependent upon the continued availability of accurate and relevant data from retailers and third- party data aggregators. If we are unable to obtain access to relevant data, or if we do not enhance our core science and econometric modeling methodologies to adjust for changing consumer behavior, our software may become less competitive or obsolete.

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

To date, we have derived most of our revenue from retail customers.  In the quarter ended May 31, 2011, we generated approximately 77% of our revenue from sales to retail customers, while we generated approximately 23% of our revenue from sales to CP companies.  In the quarter ended May 31, 2010, we generated approximately 79% of our revenue from sales to retail customers while we generated approximately 21% of our revenue from sales to CP companies.  In order to grow our revenue and to achieve our long-term strategic objectives, including growth of our retail and CP customer network, it is important for us to expand our sales to derive a more significant portion of our revenue from new and existing CP customers (including through our recent acquisition of M-Factor), and for those companies to actively participate in our collaborative network strategy.  If CP companies do not widely accept our software, our revenue growth and business will be harmed.

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

Our international operations are not significant.  In the quarter ended May 31, 2011 and the twelve months ended February 28, 2011, respectively, approximately 14% and 13% of our revenue was attributable to sales to companies located outside the United States. The limited scope of our international operations to date increases the risk that any international expansion efforts that we may undertake will not be successful. In addition, conducting international operations subjects us to new risks that we have not generally faced in the United States. These include:

•	fluctuations in currency exchange rates;

•	unexpected changes in foreign regulatory requirements, including with respect to the enforcement of the Foreign Corrupt Practices Act or the recently- adopted U.K. Bribery Act;

•	localization of our software, including translation of the interface of our software into foreign languages and creation of localized agreements;

•	longer accounts receivable payment cycles and difficulties in collecting accounts receivable;

•	tariffs and trade barriers and other regulatory or contractual limitations on our ability to sell or develop our software in certain international markets;

•	difficulties in managing and staffing international operations;

•	potentially adverse tax consequences, including the complexities of international value added tax systems and restrictions on the repatriation of earnings;

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

Portions of our software development, sustaining engineering, quality assurance and testing, operations and customer support are provided by Sonata Services Limited, or Sonata, a third party located in Shanghai, China, as well as to a more limited extent by a third party located in Russia and internal development resources in India.  As of May 31, 2011, in addition to our 181 employees in our operations, customer support, science, product management and engineering groups located in the United States, an additional 80 Sonata personnel were dedicated to our projects.  Remotely coordinating resources in China, Russia, and India requires significant management attention and substantial resources, and there can be no assurance that we will be successful in coordinating these activities. Furthermore, if there is a disruption to these operations, it will require that substantial management attention and time be devoted to achieving resolution. If our international third-party contractors were to stop providing these services or if there was widespread departure of their trained personnel, this could cause a disruption in our product development process, quality assurance and product release cycles and customer support organizations and require us to incur additional costs to replace and train new personnel.

Enforcement of intellectual property rights and contractual rights may be more difficult in China and Russia, and their laws and regulations may not be sufficient to cover all aspects of economic activities. In particular, because these laws and regulations are relatively new, and because of the limited volume of published decisions and their non-binding nature, the interpretation and enforcement of these laws and regulations involve uncertainties. Accordingly, the enforcement of our contractual arrangements with our international third- party contractors, our confidentiality agreements with each contractor dedicated to our work, and the interpretation of the laws governing this relationship are subject to uncertainty.

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

We have expanded our overall business, headcount and operations in recent periods. For instance, our headcount grew from 198 employees at February 28, 2007 to 368 employees at May 31, 2011.  Headcount in research and development increased from 99 employees at February 28, 2007 to 138 employees at May 31, 2011.  We may need to continue to expand our operations in order to increase our customer base and to develop additional software. Increases in our customer base could create challenges in our ability to implement our software and support our customers. In addition, we will be required to continue to improve our operational, financial and management controls and our reporting procedures. As a result, we may be unable to manage our business effectively in the future, which may negatively impact our operating results.

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

As a public company, we incur significant legal, accounting and other expenses. The Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), and rules currently proposed or subsequently implemented by the SEC and the NASDAQ Global Market, impose additional requirements on public companies. The Dodd-Frank Act subjects us to significant additional executive compensation and corporate governance requirements, a number of which have yet to be implemented by the SEC. Our management and other personnel need to devote a substantial amount of time to complying with these requirements. Moreover, these rules and regulations have increased our legal and financial compliance costs and make some activities more time-consuming and costly. These rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors and board committees or as executive officers and more expensive for us to obtain or maintain director and officer liability insurance.

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

Insiders and other significant stockholders have significant influence over us and will be able to influence corporate matters.

At May 31, 2011, our directors, executive officers and holders of ten percent or more of our common stock beneficially owned, in the aggregate, approximately 21.6% of our outstanding common stock.  As a result, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit your ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

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
2.1

Agreement and Plan of Merger dated March 9, 2011 by and among DemandTec, Inc., Mogul Merger Sub, Inc., M-Factor, Inc. and Shareholder Representative Serivces LLC, as Stockholders’ Representative (incorporated by reference to Exhibit 2.1 of Registrant’s Current Report on Form 8-K (No. 001-33634), filed with the SEC on March 16, 2011)

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 of Registrant’s Registration Statement on Form S-1 (Registration No. 333-143248))

3.2	Amended and Restated Bylaws of DemandTec, Inc. (incorporated by reference to Exhibit 3.1 of Registrant’s Current Report on Form 8-K (File No. 001-33634), filed with the SEC on June 2, 2011

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.2 of Registrant’s Registration Statement on Form S-1 (Registration No. 333-143248))

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Dated: July 1, 2011

DemandTec, Inc.

By:	/s/ Mark A. Culhane
Mark A. Culhane
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description
2.1

Agreement and Plan of Merger dated March 9, 2011 by and among DemandTec, Inc., Mogul Merger Sub, Inc., M-Factor, Inc. and Shareholder Representative Serivces LLC, as Stockholders’ Representative (incorporated by reference to Exhibit 2.1 of Registrant’s Current Report on Form 8-K (No. 001-33634), filed with the SEC on March 16, 2011)

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 of Registrant’s Registration Statement on Form S-1 (Registration No. 333-143248))

3.2	Amended and Restated Bylaws of DemandTec, Inc. (incorporated by reference to Exhibit 3.1 of Registrant’s Current Report on Form 8-K (File No. 001-33634), filed with the SEC on June 2, 2011

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.2 of Registrant’s Registration Statement on Form S-1 (Registration No. 333-143248))

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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