Form 10-Q
period 2011-08-31
DemandTec, Inc.
filed 2011-10-04
CIK 1400400

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of the registrant’s common stock, par value $0.001, outstanding as of September 26, 2011 was: 33,285,904.

DEMANDTEC, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DemandTec, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except par value data)

	August 31, 2011	February 28, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$30,791	$26,583
Marketable securities	33,404	40,834
Accounts receivable, net of allowances of $130 as of August 31, 2011 and February 28, 2011	10,583	9,357
Deferred commissions	1,059	1,073
Prepaid expenses and other current assets	3,002	2,475
Total current assets	78,839	80,322
Marketable securities, non-current	5,845	5,563
Property, equipment and leasehold improvements, net	6,524	6,556
Intangible assets, net	4,841	2,714
Goodwill	26,074	18,828
Other assets, net	1,487	1,112
Total assets	$123,610	$115,095

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$14,287	$13,084
Deferred revenue	51,224	41,121
Total current liabilities	65,511	54,205
Deferred revenue, non-current	615	304
Other long-term liabilities	1,682	1,783
Commitments and contingencies (see Note 5)
Stockholders’ equity:
Common stock, $0.001 par value — 175,000 shares authorized; 33,211 and 31,782 shares issued and outstanding, respectively, as of August 31, 2011 and February 28, 2011	33	32
Additional paid-in capital	170,211	161,505
Accumulated other comprehensive income (loss)	(102)	147
Accumulated deficit	(114,340)	(102,881)
Total stockholders’ equity	55,802	58,803
Total liabilities and stockholders’ equity	$123,610	$115,095

See Notes to Condensed Consolidated Financial Statements.

DemandTec, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended August 31,		Six Months Ended August 31,
	2011	2010	2011	2010
Revenue	$22,021	$20,388	$44,482	$38,433
Cost of revenue (1)	8,703	7,082	17,615	14,196
Gross profit	13,318	13,306	26,867	24,237
Operating expenses:
Research and development	8,639	7,774	18,258	15,546
Sales and marketing	6,142	5,662	13,625	11,987
General and administrative	2,525	2,428	5,329	4,840
Restructuring charges	153	—	604	—
Amortization of purchased intangible assets	211	291	422	583
Total operating expenses	17,670	16,155	38,238	32,956
Loss from operations	(4,352)	(2,849)	(11,371)	(8,719)
Other income, net
Interest income	30	67	70	128
Interest expense	(14)	(13)	(23)	(44)
Other income (expense)	6	(2)	35	(6)
Other income, net	22	52	82	78
Loss before provision for income taxes	(4,330)	(2,797)	(11,289)	(8,641)
Provision for income taxes	75	53	170	76
Net loss	$(4,405)	$(2,850)	$(11,459)	$(8,717)
Net loss per common share, basic and diluted	$(0.13)	$(0.09)	$(0.35)	$(0.29)
Shares used in computing net loss per common share, basic and diluted	32,877	30,210	32,527	29,994

(1) Includes amortization of purchased intangible assets	$722	$466	$1,443	$931

See Notes to Condensed Consolidated Financial Statements.

DemandTec, Inc

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended August 31,
	2011	2010
Operating activities:
Net loss	$(11,459)	$(8,717)
Adjustment to reconcile net loss to net cash provided by operating activities:
Depreciation	1,831	1,568
Stock-based compensation expense	6,031	5,080
Amortization of purchased intangible assets	1,865	1,514
Provision for doubtful accounts	—	485
Other	(31)	(53)
Changes in operating assets and liabilities:
Accounts receivable	(676)	567
Prepaid expenses and other current assets	(18)	(2,556)
Other assets	(323)	(402)
Accounts payable and accrued liabilities	(546)	(1,684)
Accrued compensation	(690)	(1,548)
Deferred revenue	8,789	10,669
Net cash provided by operating activities	4,773	4,923

Investing activities:
Purchases of property, equipment and leasehold improvements	(1,670)	(3,125)
Purchases of marketable securities	(25,729)	(37,964)
Maturities of marketable securities	32,877	28,795
Business acquisitions, net of cash acquired	(8,687)	(1,326)
Net cash used in investing activities	(3,209)	(13,620)

Financing activities:
Proceeds from issuance of common stock	2,676	890
Payment of employee withholding tax in lieu of issuing common stock	—	(937)
Net cash provided by (used in) financing activities	2,676	(47)

Effect of exchange rate changes on cash and cash equivalents	(32)	—

Net increase (decrease) in cash and cash equivalents	4,208	(8,744)
Cash and cash equivalents at beginning of period	26,583	21,335
Cash and cash equivalents at end of period	$30,791	$12,591

See Notes to Condensed Consolidated Financial Statements.

DemandTec, Inc.

Notes to Condensed Consolidated Financial Statements

1. Business Summary and Significant Accounting Policies

Description of Business

DemandTec, Inc. (the “Company” or “We”) was incorporated in Delaware on November 1, 1999.  We provide a collaborative optimization network of software services connecting retail and consumer products, or CP,  companies, enabling them to define category, brand, and shopper marketing strategies based on a scientific understanding of consumer behavior and make actionable pricing, promotion, assortment, space, and other merchandising and marketing decisions to achieve their revenue, profitability, sales volume, and customer loyalty objectives.  We provide our applications by means of a software-as-a-service, or SaaS, model, which allows us to capture and analyze the most recent retailer and market-level data, enhance our software services rapidly to address our customers’ ever-changing merchandising and marketing needs, and connect retailers and CP companies online to enable improved, more collaborative business processes between trading partners.  We are headquartered in San Mateo, California, with additional sales presence in North America, Europe, and South America, and research and development personnel in India, China, and Russia.

Basis of Presentation

Our condensed consolidated financial statements include our accounts and those of our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.  Our fiscal year ends on the last day in February. References to fiscal 2012, for example, refer to our fiscal year ending February 29, 2012.  The accompanying condensed consolidated balance sheet as of August 31, 2011, the condensed consolidated statements of operations for the three and six months ended August 31, 2011 and 2010, and the condensed consolidated statements of cash flows for the six months ended August 31, 2011 and 2010 are unaudited.  The consolidated balance sheet data as of February 28, 2011 was derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended February 28, 2011 (the “Form 10-K”) filed with the Securities and Exchange Commission, or SEC, on April 21, 2011.  The accompanying statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Form 10-K, as well as subsequent filings with the SEC.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.  The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of our management, include all adjustments necessary, all of which are of a normal recurring nature, for the fair presentation of our statements of financial position and our results of operations for the periods included in this Quarterly Report on Form 10-Q.  The results for the three and six months ended August 31, 2011 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending February 29, 2012.

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

Revenue Recognition

We generate our revenue from providing access to hosted software and delivering related services to retailers and CP companies.  Our customers generally do not have the contractual right to take possession of the software we host.  Our agreements typically have initial contractual terms of one to three years and contain multiple elements, which include the use of our software, SaaS delivery services, professional services, maintenance, and customer support.  Professional services consist of implementation, training, data modeling, and analytical services related to our customers’ use of our software. We have determined that the elements within our agreements generally do not qualify for treatment as separate units of accounting because our elements do not have stand-alone value.  Software subscription, SaaS delivery services, maintenance, and customer support do not have stand-alone value because we do not sell these elements separately or without professional services due to their nature and complexity.  Our professional services do not have stand-alone value because we do not sell these services separately and no third party vendors provide the complete set of professional services required to support our customers. Therefore, we account for all fees received under our agreements as a single unit of accounting and recognize them ratably over the term of the related agreement, commencing upon the later of the agreement start date or the date access to the application is provided to the customers, and when all of the following conditions are also met:

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

As of August 31, 2011 and February 28, 2011, long-lived assets located outside the United States were not significant.  As of August 31, 2011, two customers accounted for 13% and 11%, respectively, of our accounts receivable balance.  As of February 28, 2011, two customers accounted for 22% and 13%, respectively, of our accounts receivable balance.

In the three and six months ended August 31, 2011, one customer accounted for 23% and 22%, respectively, of total revenue.  In the three months ended August 31, 2010, one customer accounted for 22% of total revenue.  In the six months ended August 31, 2010, two customers accounted for 18% and 10%, respectively, of total revenue.  Revenue by geographic region, based on the billing address of the customer, was as follows (in thousands):

	Three Months Ended August 31,		Six Months Ended August 31,
	2011	2010	2011	2010
United States	$19,042	$17,655	$38,225	$32,892
International	2,979	2,733	6,257	5,541
Total revenue	$22,021	$20,388	$44,482	$38,433

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

We monitor our investments in marketable securities for impairment on a periodic basis. For the purposes of impairment evaluation, we determine fair value based on the quoted market rate for the instrument or similar instruments.  In the event that the carrying value of an investment exceeds its fair value and the decline in value is determined to be other-than-temporary, we record an impairment charge and establish a new cost basis for the investment.  In order to determine whether a decline in value is other-than-temporary, we evaluate, among other things, the duration and extent to which the fair value has been less than the carrying value, current market conditions, and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair market value.  We did not record any impairment adjustments in the current and prior year periods.

Business Combinations

We allocate the total cost of an acquisition to the underlying net assets based on their respective estimated fair values and recognize the identifiable assets acquired and liabilities assumed in accordance with business combination accounting standards.  As part of the allocation process, we identify and attribute values and estimated useful lives to the intangible assets acquired.  These determinations involve significant estimates and assumptions regarding multiple, highly subjective variables, including those with respect to future cash flows, discount rates, asset lives, and the use of different valuation models.  We base our fair value estimates on assumptions we believe to be reasonable but are inherently uncertain.  Depending on the purchase price of a particular acquisition as well as the mix of intangible assets acquired, our financial results could be materially impacted by the application of a different set of assumptions and estimates.

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

Net Loss per Common Share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period.  Potential common shares consist of the incremental common shares issuable upon the exercise of stock options or upon the settlement of PSUs and RSUs, and shares subject to issuance under our 2007 Employee Stock Purchase Program, or ESPP.  The dilutive effect of such potential common shares is reflected in diluted loss per share by application of the treasury stock method and on an if-converted basis from the date of issuance.  In the three months ended August 31, 2011 and 2010, weighted average outstanding shares subject to options to purchase common stock, PSUs and RSUs, and shares subject to issuance under our ESPP were approximately 2,399,000 shares and 2,613,000 shares, respectively. In the six months ended August 31, 2011 and 2010, weighted average outstanding shares subject to options to purchase common stock, PSUs and RSUs, and shares subject to issuance under our ESPP were approximately 3,153,000 shares and 2,803,000 shares, respectively.  Because the Company has been in a loss position in all periods shown, shares used in computing basic and diluted net loss per common share were the same for all periods presented, as the impact of all potentially dilutive securities outstanding was anti-dilutive.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (the “FASB”) issued new guidance regarding the presentation of comprehensive income.  The new guidance requires the presentation of the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements, eliminating the option to present other comprehensive income as part of the statement of stockholder’s equity.  The new guidance also requires presentation of adjustments for items that are reclassified from other comprehensive income to net income in both net income and other comprehensive income.  The guidance is effective prospectively for fiscal years beginning after December 15, 2011 and interim periods within those years.  Early adoption is permitted.  We expect to adopt the new guidance in our first fiscal quarter ending May 31, 2012 and it will change the current presentation of comprehensive loss in our condensed consolidated statements of operations.

In May 2011, the FASB issued additional guidance on fair value measurements.  The updated guidance provides a consistent definition of fair value and aligns the fair value measurement and disclosure requirements between U.S. GAAP and International Financial Reporting Standards (“IFRS”), amends certain guidance primarily related to fair value measurements for financial instruments, and enhances disclosure requirements particularly for level 3 fair value measurements.  The guidance is effective prospectively for fiscal years beginning after December 15, 2011 and interim periods within those years.  Early adoption is permitted.  We do not expect the adoption of this guidance will have a significant impact on our consolidated financial statements.

In December 2010, the FASB issued guidance to amend the disclosure requirements for supplementary pro forma information for business combinations. The guidance improves consistency in how pro forma revenue and earnings are calculated. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. We adopted this new standard in the quarter ended May 31, 2011 and disclosed the required supplementary pro forma information in our condensed consolidated financial statements associated with the M-Factor acquisition. See Note 2 of Notes to Condensed Consolidated Financial Statements.

In October 2009, the FASB issued a new accounting standard for revenue recognition for arrangements with multiple deliverables. The new standard impacts the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. Additionally, the new standard modifies the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. The new standard is effective for fiscal years beginning on or after June 15, 2010.  We adopted this new standard in the quarter ended May 31, 2011 and there was no impact on our condensed consolidated financial statements.

In October 2009, the FASB issued a new accounting standard for the accounting for certain revenue arrangements that include software elements. The new standard amends the scope of pre-existing software revenue guidance by removing from the guidance non-software components of tangible products and certain software components of tangible products. The new standard is effective for fiscal years beginning on or after June 15, 2010.  We adopted this new standard in the quarter ended May 31, 2011 and there was no impact on our condensed consolidated financial statements.

2. Acquisitions

M-Factor, Inc.

On March 11, 2011, we acquired all of the outstanding equity interests of privately-held M-Factor, Inc. (“M-Factor”) for $9.5 million in cash.  M-Factor is a software-as-service company that enables consumer products companies to continuously analyze, forecast, and optimize marketing investments and trade spending.  We paid $9.0 million of the purchase consideration in the six months ended August 31, 2011.  The remaining $500,000, less any amounts used to satisfy any claims for indemnification obligations, will be distributed to the former M-Factor investors within sixteen months of the consummation of the acquisition.

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

Goodwill will not be amortized and is not deductible for tax purposes.  As part of the purchase accounting, we recorded $1.6 million of non-current deferred tax liabilities to reflect the tax effect of the temporary difference between the $4.0 million in fair value assigned to intangible assets acquired and their tax bases.  We also recorded $1.6 million of deferred tax assets (approximately $383,000 in current assets and $1.2 million in non-current assets) to reflect the tax effect of the temporary differences on certain liabilities assumed and future tax deductible expenses, as well as a portion of M-Factor’s pre-acquisition cumulative net operating loss.  Approximately $1.2 million of the total $1.6 million of non-current deferred tax liabilities were offset by the non-current portion of the deferred tax assets.

Purchased Intangible Assets

The following table sets forth the estimated fair value of the purchased intangible assets and their estimated useful lives:

Purchased Intangible Assets	Estimated Fair Value	Estimated Useful Life
	(In thousands)	(In years)
Developed technology	$2,100	5
Customer relationships	850	3
Backlog	840	2
Non-compete covenants	190	2
Trade name	11	1
Total	$3,991

Intangible assets have been amortized on a straight-line basis over a weighted average period of 4.0 years.  In the three months ended August 31, 2011, amortization expense related to the purchased intangible assets was approximately $307,000, of which $210,000 was included in cost of revenue and $97,000 was included in operating expenses.  In the six months ended August 31, 2011, amortization expense related to the purchased intangible assets was approximately $614,000, of which $420,000 was included in cost of revenue and $194,000 was included in operating expenses.

Acquisition-Related Costs and M-Factor’s Post-Acquisition Operating Results

Acquisition-related costs associated with our acquisition of M-Factor were approximately $324,000, of which $194,000 was recorded in our condensed consolidated statements of operations for the six months ended August 31, 2011 and the remaining costs were incurred prior to fiscal 2012.  Acquisition-related costs, including legal fees and personnel costs for transitional and certain other employees and integration-related professional services, were recorded as general and administrative expense in accordance with the accounting guidance for business combinations.  M-Factor’s operating results have been included in our condensed consolidated financial statements from the date of the acquisition.  In the three and six months ended August 31, 2011, we derived approximately $920,000 and $1.9 million, respectively, of our revenue from acquired M-Factor customer contracts.  The incremental operating loss from M-Factor was not separately identifiable due to our integration.

Unaudited Pro Forma Financial Information

The unaudited pro forma financial information in the table below presents the combined results of operations of the Company and M-Factor, as if the acquisition had occurred on March 1, 2010.  The unaudited pro forma results presented include amortization expense for purchased intangible assets, elimination of intercompany transactions, and nonrecurring adjustments such as acquisition-related and restructuring costs.  The unaudited pro forma financial information for the three and six months ended August 31, 2010 combines our historical operating results for the three and six months ended August 31, 2010 and M-Factor’s historical operating results for the three and six months ended June 30, 2010 (due to differences in reporting periods).  The unaudited pro forma financial information for the six months ended August 31, 2011 reflects the operating results of the combined company for the six months ended August 31, 2011.

	Three Months Ended August 31	Six Months Ended August 31,
	2011	2011	2010
	(in thousands, except per share data)
Pro forma total revenue	$21,281	$44,668	$40,148
Pro forma net loss attributable to common stockholders	$(5,727)	$(10,747)	$(14,807)
Pro forma basic and diluted net loss per common share	$(0.19)	$(0.33)	$(0.49)

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

Applied Intelligence Solutions, LLC

In December 2010, we acquired substantially all of the assets of Applied Intelligence Solutions, LLC (“AIS”), a provider of intelligent software solutions for retail enterprises, for approximately $3.2 million in cash.  We accounted for the transaction as a business combination and recorded approximately $2.2 million of goodwill and $950,000 of identifiable intangible assets.  Intangible assets are being amortized on a straight-line basis over a period of two to four years. Because this was an asset acquisition, the goodwill is tax deductible.  Pro forma results of the acquired business have not been presented as it was not material to our consolidated financial statements for all periods presented.

3. Balance Sheet Components

Marketable Securities

Marketable securities consisted of the following as of the dates indicated (in thousands):

	August 31, 2011				February 28, 2011
		Unrecognized		Fair		Unrecognized		Fair
	Cost	Gain	Loss	Value	Cost	Gain	Loss	Value
Commercial paper	$3,147	$—	$—	$3,147	$1,800	$—	$—	$1,800
Corporate bonds	13,129	2	(10)	13,121	13,904	30	(2)	13,932
Obligations of government-sponsored enterprises	22,973	21	—	22,994	30,693	13	(2)	30,704
	$39,249	$23	$(10)	$39,262	$46,397	$43	$(4)	$46,436

The following table summarizes the book value of our investments in marketable debt securities classified by the contractual maturity date of the security as of the dates indicated (in thousands):

	August 31, 2011	February 28, 2011
Due within one year	$33,404	$40,834
Due within one to two years	5,845	5,563
	$39,249	$46,397

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

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following as of the dates indicated (in thousands):

	August 31, 2011	February 28, 2011
Accounts payable	$2,810	$3,528
Accrued professional services	885	824
Income taxes payable	107	45
Accrued bonuses	2,890	3,054
Other accrued compensation	3,879	3,903
Other accrued liabilities	3,716	1,730
Total accounts payable and accrued expenses	$14,287	$13,084

4. Goodwill and Purchased Intangible Assets

We record as goodwill the excess of the acquisition purchase price over the fair value of the tangible and identifiable intangible assets acquired. We do not amortize goodwill, but perform an annual impairment review of our goodwill during our third fiscal quarter, or more frequently if indicators of potential impairment arise. We have a single operating segment and consequently evaluate goodwill for impairment based on an evaluation of the fair value of our company as a whole.  As of February 28, 2011, we had approximately $18.8 million of goodwill from our acquisition of AIS in December 2010 and our pre-fiscal 2010 acquisitions of Connect3 and TradePoint.  In the six months ended August 31, 2011, we recorded approximately $7.2 million of goodwill associated with our acquisition of M-Factor in March 2011.

We record purchased intangible assets at their respective estimated fair values at the date of acquisition. Purchased intangible assets are being amortized using the straight-line method over their estimated useful lives of approximately one to seven years, with a remaining weighted average useful life of 3.0 years at August 31, 2011. We evaluate the remaining useful lives of intangible assets on a periodic basis to determine whether events or circumstances warrant a revision to the remaining estimated amortization period. Amortization expense related to the purchased intangible assets was approximately $933,000 and $757,000 in the three months ended August 31, 2011 and 2010, respectively, and was approximately $1.9 million and $1.5 million in the six months ended August 31, 2011 and 2010, respectively.

We recognized no impairment charges as a result of our most recent impairment review. Additionally, we observed no impairment indicators for goodwill or intangible assets through the filing of this Quarterly Report on Form 10-Q.

5. Commitments and Contingencies

Commitments

We lease office space in various locations throughout the United States, Europe, and India.  In September 2009, we entered into a lease agreement for office space in San Mateo, California, under which the total lease term is eight years with an initial non-cancellable lease term of five years commencing December 1, 2009.  We use the office space as our corporate headquarters. The aggregate minimum lease commitment was approximately $10.1 million at the inception of the lease and $7.7 million as of August 31, 2011.  To secure our obligations under the lease, we have provided the lessor a $223,000 cash security deposit and a $917,000 letter of credit, secured by using our existing revolving line of credit as described in Note 6.  Additionally, the lessor provided us with a tenant improvement allowance of $265,000 and assumed our payment obligations (equal to approximately $200,000) under the previous sublease for our then-existing corporate headquarters in San Carlos, California for the period from December 1, 2009 through February 28, 2010, the expiration date of such sublease.  The tenant improvement allowance and the $200,000 of assumed sublease obligations have been deferred and are being recognized on a straight-line basis over the lease term as reductions of rent expense. The leasehold improvements are being amortized on a straight-line basis over the lesser of the lease term or the estimated useful lives of the assets.

In fiscal 2010 and fiscal 2011, we entered into equipment and facility operating leases associated with our new data center in Mesa, Arizona, with minimum lease terms of two years for the equipment lease and three years for the facility lease.  The aggregate minimum lease payments are approximately $1.5 million.

Legal Proceedings

We have from time to time become involved in legal matters that arise in the normal course of business and otherwise.  For example, we have recently become involved in a dispute with a customer resulting from our recent acquisition of M-Factor relating to certain ongoing services being provided to that customer.  We are currently assessing the potential impact of the dispute, which is at an early stage.  There can be no assurance that this matter or other third party claims and litigation that may arise in the future will not have a material adverse effect on our business, financial position, results of operations, or cash flows, including a loss of customers, or subject us to significant financial or other remedies.

6. Debt

In May 2009, we amended our revolving line of credit that we had entered in April 2008 to, among other things, extend the maturity date of the loan agreement and to increase the revolving line of credit from $15.0 million to $20.0 million. The amended revolving line of credit can be used to (a) borrow revolving loans, (b) issue letters of credit, and (c) enter into foreign exchange contracts. Revolving loans may be borrowed, repaid, and reborrowed until May 2012. Amounts borrowed will bear interest, at our option, at either (1) a floating per annum rate equal to the financial institution’s prime rate, or (2) the greater of (A) the LIBOR rate plus 250 basis points or (B) a per annum rate equal to 4.0%. A default interest rate shall apply during an event of default at a rate per annum equal to 500 basis points above the otherwise applicable interest rate. The line of credit is collateralized by substantially all of our assets and requires us to comply with working capital, net worth, and other non-financial covenants, including limitations on indebtedness and restrictions on dividend distributions, among others. In September 2009, the available balance was reduced by approximately $917,000 to $19.1 million to secure a new operating lease commitment. There were no outstanding amounts under the line of credit at August 31, 2011. Through the filing of this Quarterly Report on Form 10-Q, we were in compliance with all loan covenants.

7. Stock-Based Compensation

Equity Incentive Plans

1999 Equity Incentive Plan

In December 1999, our Board of Directors adopted the 1999 Equity Incentive Plan (the “1999 Plan”).  The 1999 Plan provided for incentive or nonstatutory stock options, stock bonuses, and rights to acquire restricted stock to be granted to employees, outside directors, and consultants. We ceased issuing awards under the 1999 Plan upon the completion of our Initial Public Offering (“IPO”) in August 2007.  As of August 31, 2011, options to purchase 2,910,495 shares were outstanding under the 1999 Plan.  Such options are exercisable as specified in each option agreement, generally vest over four years, and expire no more than ten years from the date of grant.  If options awarded under the 1999 Plan are forfeited or repurchased, then shares underlying those options will no longer be available for awards.

2007 Equity Incentive Plan

In May 2007, our Board of Directors adopted, and in July 2007 our stockholders approved, the 2007 Equity Incentive Plan (the “2007 Plan”).  The 2007 Plan became effective upon our IPO.  The 2007 Plan, which is administered by the Compensation Committee of our Board of Directors, provides for stock options, stock units, restricted shares, and stock appreciation rights to be granted to employees, outside directors and consultants.  We initially reserved 3.0 million shares of our common stock for issuance under the 2007 Plan.  In addition, on the first day of each fiscal year commencing with fiscal year 2009, the aggregate number of shares reserved for issuance under the 2007 Plan is automatically increased by a number equal to the lowest of a) 5% of the total number of shares of common stock then outstanding, b) 3,750,000 shares, or c) a number determined by our Board of Directors.  As of August 31, 2011, 8,791,510 shares were reserved for issuance under the 2007 Plan.

Stock Options

Options granted under the 2007 Plan may be either incentive stock options or nonstatutory stock options and are exercisable as determined by the Compensation Committee and as specified in each option agreement.  Options vest over a period of time as determined by the Compensation Committee, generally four years, and generally expire seven years (but in any event no more than ten years) from the date of grant.  The exercise price of any stock option granted under the 2007 Plan may not be less than the fair market value of our common stock on the date of grant.  The term of the 2007 Plan is ten years.  As of August 31, 2011, options to purchase 3,473,821 shares were outstanding under the 2007 Plan.

Performance Stock Units (“PSUs”)

PSUs are awards under our 2007 Plan that entitle the recipient to receive shares of our common stock upon vesting and settlement of the awards pursuant to certain performance and time-based vesting criteria set by our Compensation Committee.

In May 2010, our Compensation Committee granted 314,250 PSUs to our executive officers, which related to fiscal 2011 company performance objectives and subsequent individual service requirements over a period of approximately 17 months, subject to each grantee’s continued service.  In April 2011, our Compensation Committee granted 159,375 PSUs to certain of our executive officers, which relate to fiscal 2012 company performance objectives and subsequent service requirements over a period of approximately 17 months.  Those PSUs were granted in lieu of all or a portion of the annual variable cash compensation opportunity for certain executives.

As part of our annual equity incentive program, our Compensation Committee granted 839,800 PSUs to certain of our executive officers and other employees in April 2011, which relate to fiscal 2012 company performance objectives and subsequent individual service requirements over a period of approximately 33 months.  The performance objectives associated with those PSUs were subsequently modified in June 2011 for all optionees, except with respect to our executive officers and certain other employees, as approved by our Compensation Committee.  Had the performance objectives associated with those PSUs not been modified, stock-based compensation costs would have been approximately $633,000 lower in the three months ended August 31, 2011.

As of August 31, 2011, there were approximately 1,107,673 shares subject to outstanding PSUs from grants in May 2010 and April 2011.

Restricted Stock Units (“RSUs”)

RSUs are awards under the 2007 Plan that entitle the recipient to receive shares of our common stock upon vesting and settlement of the awards pursuant to time-based vesting criteria set by our Compensation Committee.

In January 2010, our Compensation Committee granted 100,000 RSUs that vest over a period of approximately four years, subject to the grantee’s continued services.  In fiscal 2011, our Compensation Committee granted 1,322,000 RSUs to certain of our executive officers, other employees, and consultants.  Such RSUs will vest over a period of approximately 24 to 27 months, subject to each grantee’s continued service.  In the six months ended August 31, 2011, our Compensation Committee granted 147,750 RSUs to certain employees.  These RSUs will vest over a period of approximately 27 months, subject to each grantee’s continued service.  In August 2011, our Compensation Committee granted a total of 79,093 RSUs to the non-employee members of our board of directors, which will be fully vested on the earlier of a) the date of our 2012 Annual Meeting of Stockholders, or b) one year from the date of grant.  As of August 31, 2011, there were approximately 942,872 shares subject to outstanding RSUs from these grants.

A summary of equity award activity during fiscal 2011 and the six months ended August 31, 2011 follows (shares in thousands):

	Shares Available for Grant	Shares Subject to Options Outstanding	Weighted Average Option Exercise Price per Share
Balance at February 28, 2010	1,359	7,248	$5. 72
Additional shares authorized	1,475	—	—
Options granted	(1,570)	1,570	8.34
PSUs granted	(314)	—	—
RSUs granted	(1,401)	—	—
Options exercised	—	(1,515)	3.32
1999 Plan options cancelled/forfeited (1)	—	(54)	9.37
2007 Plan options cancelled/forfeited	598	(598)	8.96
PSUs and RSUs cancelled/forfeited	166	—	—
Balance at February 28, 2011	313	6,651	$6.56
Additional shares authorized	1,589	—	—
Options granted	(399)	399	10.54
PSUs granted	(999)	—	—
RSUs granted	(227)	—	—
Options exercised	—	(409)	3.41
1999 Plan options cancelled/forfeited (1)	—	(4)	8.82
2007 Plan options cancelled/forfeited	253	(253)	9.52
PSUs and RSUs cancelled/forfeited	145	—	—
Balance at August 31, 2011	675	6,384	$6.89

(1)       Under the terms of the 1999 Plan, shares underlying cancelled or forfeited options are no longer available for awards.

A summary of PSU activity during fiscal 2011 and the six months ended August 31, 2011 follows (in thousands):

Shares Subject to PSUs Outstanding
Balance at February 28, 2010	387
Granted	314
Released	(188)
Cancelled/forfeited	(30)
Balance at February 28, 2011	483
Granted	999
Released	(295)
Cancelled/forfeited	(80)
Balance at August 31, 2011	1,107

A summary of RSU activity during fiscal 2011 and the six months ended August 31, 2011 follows (in thousands):

Shares Subject to RSUs Outstanding
Balance at February 28, 2010	560
Granted	1,401
Released	(459)
Cancelled/forfeited	(136)
Balance at February 28, 2011	1,366
Granted	227
Released	(585)
Cancelled/forfeited	(65)
Balance at August 31, 2011	943

Employee Stock Purchase Plan (“ESPP”)

In May 2007 our Board of Directors adopted, and in July 2007 our stockholders approved, the 2007 Employee Stock Purchase Plan.  We subsequently amended the ESPP in March 2010.  Under the ESPP, eligible employees may purchase shares of common stock at a price per share equal to 85% of the lesser of the fair market values of our common stock at the beginning or end of the applicable offering period.  Each offering period lasts for six months.  We initially reserved 500,000 shares of our common stock for issuance under the ESPP.  In addition, on the first day of each fiscal year commencing with fiscal year 2009, the aggregate number of shares reserved for issuance under the ESPP is automatically increased by a number equal to the lowest of a) 1% of the total number of shares of common stock then outstanding, b) 375,000 shares, or c) a number determined by our Board of Directors.  In the three months ended May 31, 2011, employees purchased 138,602 shares under the ESPP, and the weighted average per share fair value of the options to purchase those shares was approximately $3.06.  As of August 31, 2011, a total of 919,169 shares were available for issuance under the ESPP.

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

	Weighted Average Expected Term (in years)	Expected Stock Price Volatility	Risk-free Interest Rate	Expected Dividend Yield	Weighted Average per Share Fair Value of Awards Granted (per share)
Three months ended August 31, 2011 (1)
Stock options	4.4	61%	1.0%	0%	$3.75
Three months ended August 31, 2010 (1)
Stock options	4.6	66%	2.3%	0%	$3.50
Six months ended August 31, 2011
Stock options	4.4	62%	1.4%	0%	$5.24
ESPP	0.5	44%	0.1%	0%	$3.16
Six months ended August 31, 2010
Stock options	4.6	68%	2.1%	0%	$3.45
ESPP	0.5	41%	0.3%	0%	$1.69

(1)          No ESPP shares were issued in the three months ended August 31, 2011 and 2010.

We amortize the fair value of the awards granted, net of estimated forfeitures, as stock-based compensation expense on a straight-line basis over the vesting period.  We estimate forfeitures for our stock options, PSUs, and RSUs at the time of grant.  At the end of each reporting period, we evaluate the probability of the service condition being met and revise those estimates based on actual results, taking into account cancellations related to terminations, as applicable to each award.  In addition, for PSUs granted, we evaluate the probability of meeting the performance criteria at the end of each reporting period to determine how much compensation expense to record.  The estimation of whether the performance targets and service periods will be achieved requires judgment.  To the extent actual results or updated estimates differ from our current estimates, either (a) the cumulative effect on current and prior periods of those changes will be recorded in the period those estimates are revised or (b) the change in estimate will be applied prospectively, depending on whether the change affects the estimate of total stock-based compensation expense to be recognized or merely affects the period over which such expense will be recognized.  The cumulative adjustment in each of the three and six months ended August 31, 2011 was to decrease stock-based compensation cost by approximately $287,000.  The cumulative adjustments in the three and six months ended August 31, 2010 were not material.

Stock-Based Compensation for Non-Employees

Stock-based compensation expense related to stock awards granted to non-employees is recognized as the awards vest.  We believe that the fair value of the stock-based awards granted is more reliably measurable than the fair value of the services received. The fair value of the stock options granted is calculated using the Black-Scholes option pricing model.  The fair value of RSUs granted is based on the closing price of our common stock on each reporting date.  The fair value of the award is remeasured at each reporting date until the earlier of (a) the performance commitment date or (b) the date the services required under the arrangement have been completed.  Stock-based compensation expense related to awards granted to non-employees for the three and six months ended August 31, 2011 was approximately $9,000 and $121,000, respectively, and was not material for the three and six months ended August 31, 2010 were not material.

The fair values of unvested options granted to non-employees were calculated using the following assumptions for the periods presented:

	Three Months Ended August 31,		Six Months Ended August 31,
	2011	2010	2011	2010
Weighted average expected term (in years)	6.5	6.3	6.5	6.4
Expected stock price volatility	61%	66%	61%	67%
Risk-free interest rate	2.1%	2.9%	2.1%	3.3%
Expected dividend yield	0%	0%	0%	0%

The following table sets forth the stock-based compensation expense for equity awards recorded in the condensed consolidated statements of operations for the periods presented (in thousands):

	Three Months Ended August 31,		Six Months Ended August 31,
	2011	2010	2011	2010
Cost of revenue	$560	$476	$1,214	$828
Research and development	956	844	2,138	1,549
Sales and marketing	699	675	1,489	1,407
General and administrative	545	636	1,190	1,296
Total stock-based compensation expense	$2,760	$2,631	$6,031	$5,080

The following table summarizes gross unrecognized stock-based compensation expense as of August 31, 2011, excluding estimated forfeitures:

	Unrecognized Stock-Based Compensation Expense	Remaining Weighted Average Recognition Period
	(in thousands)	(in years)
Stock options granted after March 1, 2006	$9,708	2.7
PSUs	5,196	1.5
RSUs	5,940	1.0
ESPP	117	0.1
	$20,961	1.9

8. Income Taxes

In the three and six months ended August 31, 2011, we recorded income tax expense of approximately $75,000 and $170,000, respectively, compared to income tax expense of $53,000 and $76,000, respectively, in the corresponding periods of the prior year.  The effective tax rate for the three and six months ended August 31, 2011 was less than 2% based on our estimated taxable income for the year.  We recorded tax expense primarily for foreign taxes and state minimum taxes.

There were no material changes to our unrecognized tax benefits in the three months ended August 31, 2011 and we do not expect to have any significant changes to unrecognized tax benefits over the next twelve months.  Because of our history of operating losses, all years remain open to audit.

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

As of August 31, 2011, we had four outstanding forward contracts with an aggregate notional principal of approximately $4.0 million, which are summarized as follows (in thousands):

	Notional Principal (Local Currency)	Notional Principal (USD)	Fair Value (USD)	Accumulated Amortized Implicit Interest (USD)
Euro — maturing in December 2011 and 2012 (1)	€1,851	$2,496	$(156)	$3
Euro — maturing in September 2012 and 2013 (1)	1,083	1,544	(3)	5
	€2,934	$4,040	$(159)	$8

(1)               Related to multi-year customer arrangements, under which we separately hedge each equal annual billing amount.

We designated these forward contracts as cash flow hedges of foreign currency denominated firm commitments.  Our objective in purchasing these forward contracts was to negate the impact of currency exchange rate movements on our operating results.  We record effective spot-to-spot changes in these cash flow hedges in accumulated other comprehensive income until the hedged transaction takes place.  Combined implied interest on all forward contracts was excluded from effectiveness testing and is being recorded using the straight-line method over the terms of the forward contracts to interest expense and accumulated other comprehensive income.  We did not incur any hedge ineffectiveness in the three and six months ended August 31, 2011 and 2010.

		Amount of Gain Recognized In Income
		Three Months Ended August 31,		Six Months Ended August 31,
Derivatives Designated as Hedging Instruments	Location	2011	2010	2011	2010
Forward contracts	Revenue	$11	$106	$129	$140

We expect to ratably reclassify an approximately $30,000 gain associated with the forward contracts that matured in December 2010 and February 2011 from accumulated other comprehensive income into revenue over the twelve-month period ending August 31, 2012.

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

The following table summarizes the amounts measured at fair value (in thousands):

	Total	Significant Other Observable Inputs (Level 2)
August 31, 2011
Liabilities:
Foreign currency forward contracts (1)	$159	$159

February 28, 2011
Liabilities:
Foreign currency forward contracts (1)	$33	$33

(1)               At August 31, 2011, $83 was included in other current liabilities and $76 was included in other long-term liabilities on our condensed consolidated balance sheet.  At February 28, 2011, $24 was included in other current liabilities and $9 was included in other long-term liabilities on our condensed consolidated balance sheet.

11. Comprehensive Loss

The following table summarizes the calculation and components of comprehensive loss, net of taxes (in thousands):

	Three Months Ended August 31,		Six Months Ended August 31,
	2011	2010	2011	2010

Net loss	$(4,405)	$(2,850)	$(11,459)	$(8,717)
Gain reclassified from accumulated other comprehensive income into revenue	(11)	(106)	(129)	(140)
Change in net unrealized gain (loss) and cumulative implied interest on cash flow hedges	(17)	(127)	(120)	401
Total comprehensive loss	$(4,433)	$(3,083)	$(11,708)	$(8,456)

12. Restructuring Charges

In the three and six months ended August 31, 2011, we recorded approximately $153,000 and $604,000 of expenses associated with the reduction of our workforce as part of our M-Factor post-acquisition integration process to achieve cost savings and operating efficiencies.  Expenses associated with these actions were primarily for severance payments and remaining operating lease obligations as a result of office consolidation.  As of May 31, 2011, accrued restructuring charges were approximately $361,000.  In the three months ended August 31, 2011, we paid $328,000 in cash and accrued an additional $78,000 restructuring costs, resulting in $111,000 in liabilities for restructuring charges as of August 31, 2011.

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

We were incorporated in November 1999 and began selling our software in fiscal 2001.  Our revenue has grown from $43.5 million in fiscal 2007 to $82.4 million in fiscal 2011, and was $44.5 million in the six months ended August 31, 2011.  Our operating expenses have also increased significantly during these same periods.  We have incurred losses to date and had an accumulated deficit of approximately $114.3 million as of August 31, 2011.  We generate our revenue from delivery of our hosted software and related services to retailers and CP companies.  Our customers generally do not have the contractual right to take possession of the software we host.  Our software service agreements with retailers and CP companies are often large contracts.  The annual contract value for each retail and CP company customer agreement is largely related to the size of the customer.  Our agreements with retail customers are typically one to three years in length and billable annually upfront.  Our advanced deal management agreements with CP companies that leverage the DemandTec network are principally one year in length and much smaller in annual and aggregate contract value than our other CP company customer software services contracts and our retail customer contracts.  Generally, the agreements we have signed in the first fiscal quarter of a fiscal year have had an aggregate annual contract value less than that of the agreements signed in the preceding fiscal fourth quarter.  In addition, the aggregate contract value of agreements signed can fluctuate significantly on a quarterly basis within any given fiscal year.  A significant percentage of our new and existing customer add-on agreements are entered into during the last month, weeks, or even days of each quarter.  We generally recognize the revenue from each agreement ratably over the term of the agreement.  Our ability to maintain or increase revenues depends on our attracting new customers, renewing agreements with our existing customers at comparable prices, and selling add-on software services to existing customers as well as successfully incorporating shopper segmentation and analytics into our offerings.  Historically, some customers or potential customers have elected not to enter into new or renewal contracts and some other customers have renewed at lower prices or for shorter terms.  Further, our revenue will be directly affected by the continued acceptance of our software solutions in the marketplace, as well as the timing, size and term length of our customer agreements.  If we are unable to successfully develop or acquire new software and enhance our existing applications, we may not be able to attract and retain customers or increase or maintain our revenue.  In the three months ended August 31, 2011, our revenue decreased to $22.0 million from $22.5 million in the three months ended May 31, 2011, primarily due to lower-than-expected bookings from both new and add-on business, as well as renewal of existing contracts.  Our bookings are difficult to predict, given uncertainties in the global economic environment.  Accordingly, our revenue growth, if any, is also difficult to predict.

We are headquartered in San Mateo, California. We have sales and marketing offices in North America and Europe, and conduct research and development operations in India, Russia, and China.  In the quarters ended August 31, 2011 and 2010, approximately 86% and 87%, respectively, of our revenue was attributable to sales of our software to companies located in the United States.  In each of the six months ended August 31, 2011 and 2010, approximately 86% of our revenue was attributable to sales of our software to companies located in the United States.  Our ability to achieve profitability will be affected by our revenue as well as by the level of our operating expenses associated with growing our business. Our largest category of operating expenses is research and development expenses, and the largest component of our operating expenses is personnel costs.

In March 2011, we acquired M-Factor, Inc. (“M-Factor”), a provider of predictive analytics software for CP companies that optimizes marketing mix and trade investment spending.  M-Factor is a software-as-a-service company that enables consumer products companies to continuously analyze, forecast, and optimize marketing investments and trade spending.  The services deliver optimized action plans, reliable forecasts for plans and “what-if” scenarios, and reports that decompose the drivers of sales volume to explain why results came out as they did.  The aggregate purchase price was $9.5 million in cash, of which $9.0 million was paid to M-Factor investors upon closing.  The remaining $500,000 will be held by the Company to secure potential indemnification obligations of M-Factor investors and will be released approximately sixteen months after the closing, to the extent not used to satisfy the indemnity obligations.  We accounted for the M-Factor acquisition as a business combination.  See Note 2 of the Notes to Condensed Consolidated Financial Statements.  After the M-Factor acquisition, we reduced our workforce and consolidated facilities to achieve cost savings and operating efficiencies, and consequently recorded approximately $604,000 of restructuring charges in the six months ended August 31, 2011.  In addition, we incurred approximately $1.0 million of non-recurring personnel-related costs for transitional employees, redundant facility costs, and integration related professional services fees in the three months ended May 31, 2011 which would not have otherwise been incurred in the period presented as a part of our continuing operations.

As of September 26, 2011, we had approximately 33.3 million shares of common stock outstanding, excluding approximately 8.4 million shares subject to outstanding options, performance stock units, restricted stock units, and rights under our employee stock purchase program. The issuance of shares upon the exercise of these options and settlement of these units, as well as the grant of additional options and units pursuant to our equity compensation plans, would result in additional dilution and may adversely impact our earnings per share.  See Note 7 of Notes to Condensed Consolidated Financial Statements.

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

During the six months ended August 31, 2011, there were no significant changes in our critical accounting policies.  Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended February 28, 2011 and Note 1 of Notes to Condensed Consolidated Financial Statements included herein for a more complete discussion of our critical accounting policies and estimates.

Results of Operations

Revenue

We derive our revenue from delivery of hosted software and related services to retailers and CP companies.  Our customers generally do not have the contractual right to take possession of the software we host.  We generally recognize all revenue ratably over the term of the agreement.  Our agreements have generally been non-cancellable, but customers typically have the right to terminate their agreement for cause if we materially breach our obligations under the agreement and, in certain situations, may have the ability to extend the duration of their agreement on pre-negotiated terms.  We invoice our customers in accordance with contractual terms, which generally have provided that our customers are invoiced in advance for annual use of our software services.  We have provided certain implementation services on a fixed fee basis and have generally invoiced our customers in advance.  In addition, we have provided implementation and training services on a time and materials basis and have invoiced our customers monthly in arrears.  Our payment terms typically require our customers to pay us within 30 days of the invoice date.

	Three Months Ended August 31,		Six Months Ended August 31,
	2011	2010	2011	2010
	(in thousands)
Revenue	$22,021	$20,388	$44,482	$38,433

Three and Six Months Ended August 31, 2011 Compared to the Three and Six Months Ended August 31, 2010.  Revenue for the three months ended August 31, 2011 increased approximately $1.6 million, or 8%, compared to the corresponding period of the prior year, primarily due to $1.9 million of revenue from new customers, of which approximately $920,000 was derived from acquired M-Factor customer contracts, offset by a $270,000 decrease in revenue from existing customers. Revenue for the six months ended August 31, 2011 increased approximately $6.0 million, or 16%, compared to the corresponding period of the prior year, primarily due to $3.8 million of revenue from new customers, of which approximately $1.9 million was derived from former M-Factor solutions, and a $2.2 million increase in revenue from existing customers.  New customers are those that did not contribute any revenue in the three and six months ended August 31, 2010.  Existing customers are those that contributed revenue in each of the periods presented.

In the three and six months ended August 31, 2011, one customer accounted for 23% and 22%, respectively, of total revenue.  In the three months ended August 31, 2010, one customer accounted for 22% of total revenue. In the six months ended August 31, 2010, two customers accounted for 18% and 10%, respectively, of total revenue.

Percentages of total revenue by customer type and geographic region for the periods presented were as follows:

	Three Months Ended August 31,		Six Months Ended August 31,
	2011	2010	2011	2010
By customer type:
Retail	77%	81%	77%	80%
CP	23	19	23	20
Total revenue	100%	100%	100%	100%
By location:
United States	86%	87%	86%	86%
International	14	13	14	14
Total revenue	100%	100%	100%	100%

Revenue from CP companies continued to increase as a percentage of total revenue in the three and six months ended August 31, 2011 compared to the corresponding periods of the prior year, largely as a result of incremental revenue from former M-Factor customers, all of which are CP companies.  Revenue from customers located outside the United States remained flat as a percentage of total revenue in the three and six months ended August 31, 2011 compared to the corresponding periods of the prior year.  Over the long term, we expect that revenue from CP companies and international customers will increase as a percentage of total revenue on an annual basis.

Our revenue growth depends on our ability to attract new customers and to retain the existing revenues from our current customers over time.  In addition, revenue from new customers in any given period can fluctuate depending upon when the contract is signed during the period, the number of new customer contracts, and the size of the new retailer or CP customer.  With the existing uncertainties in the global economic environment, we believe our revenue growth is difficult to predict.

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

	Three Months Ended August 31,		Six Months Ended August 31,
	2011	2010	2011	2010
	(dollars in thousands)
Revenue	$22,021	$20,388	$44,482	$38,433
Cost of revenue	8,703	7,082	17,615	14,196
Gross profit	13,318	13,306	26,867	24,237
Gross margin	60%	65%	60%	63%

Three and Six Months Ended August 31, 2011 Compared to the Three and Six Months Ended August 31, 2010.  Cost of revenue in the three and six months ended August 31, 2011 increased approximately $1.6 million, or 23%, and $3.4 million, or 24%, respectively, from the corresponding periods of the prior year, primarily due to increased personnel costs, data center costs, and amortization of purchased intangible assets associated with the AIS and M-Factor acquisitions.

Personnel costs in the three and six months ended August 31, 2011 increased $860,000 and $1.6 million, respectively, compared to the corresponding periods of the prior year.  Average headcount increased by about 22 and 25, respectively, in the three and six months ended August 31, 2011 compared to the corresponding periods of the prior year, primarily due to the M-Factor acquisition.  In addition, stock-based compensation expense, which is a component of personnel costs, increased $84,000 and $386,000, respectively, in the three and six months ended August 31, 2011 compared to the corresponding periods of the prior year as we granted additional PSUs and RSUs in April 2011.  Expenses associated with our data center in Mesa, Arizona in the three and six months ended August 31, 2011 increased $315,000 and $678,000, respectively, compared to the corresponding periods of the prior year, as we expanded our infrastructure to handle the increased level of customer data processed and analyzed to embed shopper segments and insights in our service offerings.  Amortization of purchased intangible assets in the three and six months ended August 31, 2011 increased $257,000 and $512,000, respectively, from the corresponding periods of the prior year due to the purchased developed technologies associated with the AIS and M-Factor acquisitions.  Additionally, allocated overhead costs in the three and six months ended August 31, 2011 increased $244,000 and $410,000, respectively, over the corresponding periods of the prior year, largely due to increased headcount and facility-related and IT costs allocated to cost of revenue, which included some non-recurring charges related to our office consolidation.

Our gross margin decreased to 60% in each of the three and six months ended August 31, 2011 compared to 65% and 63% in the corresponding periods of the prior year, primarily due to increased amortization of intangible assets and increased personnel-related costs associated with the AIS and M-Factor acquisitions.  We anticipate that, in the short term, our gross margin will remain flat or increase slightly as a result of post-acquisition synergies achieved through restructuring actions and facilities consolidation.

Research and Development Expenses

Research and development expenses include personnel costs for our research, product management and software development personnel, and allocated overhead expenses. We devote substantial resources to extending our existing software applications as well as to developing new software.

	Three Months Ended August 31,		Six Months Ended August 31,
	2011	2010	2011	2010
	(dollars in thousands)
Research and development	$8,639	$7,774	$18,258	$15,546
Percent of revenue	39%	38%	41%	40%

Three and Six Months Ended August 31, 2011 Compared to the Three and Six Months Ended August 31, 2010.  Research and development expenses in the three and six months ended August 31, 2011 increased approximately $865,000, or 11%, and $2.7 million, or 17%, respectively, from the corresponding periods of the prior year, primarily due to increased personnel costs and consulting expenses.

Personnel costs in the three and six months ended August 31, 2011 increased $574,000 and $1.7 million, respectively, compared to the corresponding periods of the prior year.  Average headcount increased by approximately 16 and 21, respectively, in the three and six months ended August 31, 2011 primarily due to the M-Factor acquisition and our recently established development presence in India.  Stock-based compensation expense, which is a component of personnel costs, increased approximately $112,000 and $589,000, respectively, in the three and six months ended August 31, 2011 compared to the corresponding periods of the prior year, primarily due to additional PSUs and RSUs granted in April 2011.  Consulting expenses increased $145,000 and $730,000, respectively, in the three and six months ended August 31, 2011 from the corresponding periods of the prior year, as we expanded our outsourced research and development services in China, brought on third-party consulting services in Russia as part of the AIS acquisition, and supplemented our development efforts related to apparel retailing by using outside consultants.

We intend to continue to invest significantly in our research and development efforts because we believe these efforts are essential to maintaining our competitive position over the long-term.  In the short term, we expect that research and development costs will increase in absolute dollars and as a percentage of revenue.  Over time, we expect that our research and development costs will decrease as a percentage of revenue.

Sales and Marketing Expenses

Sales and marketing expenses include personnel costs for our sales and marketing personnel, including commissions and incentives, travel and entertainment expenses, marketing programs such as product marketing, events, corporate communications and other brand building expenses, and allocated overhead expenses.

	Three Months Ended August 31,		Six Months Ended August 31,
	2011	2010	2011	2010
	(dollars in thousands)
Sales and marketing	$6,142	$5,662	$13,625	$11,987
Percent of revenue	28%	28%	31%	31%

Three and Six Months Ended August 31, 2011 Compared to the Three and Six Months Ended August 31, 2010.  Sales and marketing expenses in the three and six months ended August 31, 2011 increased approximately $480,000, or 8%, and $1.6 million, or 14%, respectively, from the corresponding periods of the prior year, primarily due to increased personnel costs, marketing-related program expenses, and outside consulting costs, partially offset by decreased bad debt expense.

Personnel costs in the three and six months ended August 31, 2011 increased $450,000 and $1.6 million, respectively, compared to the corresponding periods of the prior year, primarily attributable to increases in headcount, commission expenses, and employer payroll tax.  Average sales and marketing headcount increased by approximately two and six, respectively, in the three and six months ended August 31, 2011, compared to the corresponding periods of the prior year.  Commission expenses increased as a result of higher revenue in the three and six months ended August 31, 2011 compared to the corresponding periods of the prior year.  Increased employer payroll tax, associated with settlement of stock awards and as a result of increased commission, also contributed to the increased personnel costs in the three and six months ended August 31, 2011.  During the six months ended August 31, 2011, consulting and marketing-related program expenses increased $406,000, primarily attributable to the consulting services associated with developing our collaborative optimization network, as well as increased spending on our annual DemandBetter user conference and other marketing initiatives in the first fiscal quarter ended May 31, 2011.  Travel-related expense in the six months ended August 31, 2011 increased $153,000 from the corresponding period of the prior year, as a result of the user conferences and other marketing events.  Partially offsetting the increases in sales and marketing expense in the six months ended August 31, 2011 was a $485,000 decrease in bad debt expense, as we fully reserved for a customer invoice that was in dispute in the six months ended August 31, 2010 and had no similar charges in the six months ended August 31, 2011.

We expect that, in the short term, sales and marketing expenses will continue to decrease in absolute dollars and as a percentage of revenue as a result of lower marketing program spending.

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

	Three Months Ended August 31,		Six Months Ended August 31,
	2011	2010	2011	2010
	(dollars in thousands)
General and administrative	$2,525	$2,428	$5,329	$4,840
Percent of revenue	11%	12%	12%	13%

Three and Six Months Ended August 31, 2011 Compared to the Three and Six Months Ended August 31, 2010.  General and administrative expenses in the three and six months ended August 31, 2011 increased $97,000, or 4%, and $489,000, or 10%, respectively, from the corresponding periods of the prior year, primarily due to an increase in personnel costs and outside services fees.

The increase in general and administrative expenses in the three and six months ended August 31, 2011 compared to the corresponding periods of the prior year was mainly attributed to professional services expenses, primarily accounting related, and legal costs.  We incurred significant third-party professional services costs related to the M-Factor acquisition, as well as certain non-recurring consulting expenses associated with the build-out of the Company’s network e-commerce infrastructure in the six months ended August 31, 2011.

In the short term, we expect that general and administrative expenses may increase slightly or remain flat, in absolute dollars.

Amortization of Purchased Intangible Assets

	Three Months Ended August 31,		Six Months Ended August 31,
	2011	2010	2011	2010
	(dollars in thousands)
Amortization of purchased intangible assets	$211	$291	$422	$583
Percent of revenue	1%	1%	1%	2%

Three and Six Months Ended August 31, 2011 Compared to the Three and Six Months Ended August 31, 2010.  Expenses associated with amortization of purchased intangible assets (recognized as a component of operating expenses) decreased $80,000 and $161,000, respectively, in the three and six months ended August 31, 2011 from the corresponding periods of the prior year.  The decreases were primarily due to full amortization of intangible assets associated with certain intangible assets from prior acquisitions, partially offset by increased amortization expense related to the intangible assets associated with our recent AIS and M-Factor acquisitions.  Intangible assets are being amortized using the straight-line method over their estimated useful lives, with an estimated weighted average period of 3.0 years remaining at August 31, 2011.

We expect that, in the short term, amortization expense relating to the existing purchased intangible assets (recognized as a component of operating expenses) will remain flat, absent any impairment loss.

Other Income, Net

	Three Months Ended August 31,		Six Months Ended August 31,
	2011	2010	2011	2010
	(in thousands)
Interest income	$30	$67	$70	$128
Interest expense	(14)	(13)	(23)	(44)
Other income (expense)	6	(2)	35	(6)
Other income, net	$22	$52	$82	$78

Three and Six Months Ended August 31, 2011 Compared to the Three and Six Months Ended August 31, 2010.  Other income, net decreased approximately $30,000 in the three months ended August 31, 2011 from the corresponding period of the prior year, primarily due to decreased interest income as a result of lower interest rates on invested cash and marketable securities.  Other income, net increased slightly in the six months ended August 31, 2011 from the corresponding period of the prior year, primarily due to decreased interest expense and foreign currency exchange gains associated with certain unhedged customer contracts denominated in Euros as a result of the strengthening of the Euro against the U.S. dollar, partially offset by lower interest income.

Provision for Income Taxes

	Three Months Ended August 31,		Six Months Ended August 31,
	2011	2010	2011	2010
	(in thousands)
Provision for income taxes	$75	$53	$170	$76

Three and Six Months Ended August 31, 2011 Compared to the Three and Six Months Ended August 31, 2010.  In the three and six months ended August 31, 2011, we recorded income tax expense of approximately $75,000 and $170,000, respectively, compared to $53,000 and $76,000 in the corresponding periods of the prior year.  The effective tax rate for the three and six months ended August 31, 2011 was less than 2% based on our estimated taxable income for the year.  We recorded tax expenses primarily for state minimum taxes and foreign taxes in all those periods.

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

Stock-Based Compensation Expense

	Three Months Ended August 31,		Six Months Ended August 31,
	2011	2010	2011	2010
	(in thousands)
Stock-based compensation expense	$2,760	$2,631	$6,031	$5,080

Stock-based compensation expense increased approximately $129,000 and $951,000 in the three and six months ended August 31, 2011, respectively, compared to the corresponding periods of the prior year.  The net increase was primarily due to PSUs and RSUs granted in April 2011 to new and existing employees, partially offset by lower expenses associated with PSUs and RSUs that were granted in fiscal 2009 and 2010 and were fully vested and settled during fiscal 2012.  See Note 7 of Notes to Condensed Consolidated

Financial Statements for the amount of gross unrecognized stock-based compensation expense at August 31, 2011, and further explanation of how we derive and account for these estimates.  We expect that stock-based compensation expense will vary over the long term depending on the timing and magnitude of equity incentive grants and revisions to our estimates of the number of shares expected to vest.

Liquidity and Capital Resources

At August 31, 2011, our principal sources of liquidity consisted of cash, cash equivalents, and marketable securities of $70.0 million, accounts receivable (net of allowance) of $10.6 million, and available borrowing capacity under our credit facility of $19.1 million, after a reduction of approximately $917,000 to secure the operating lease commitment associated with our San Mateo headquarters facility.

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

	Six Months Ended August 31,
	2011	2010
	(in thousands)
Net cash provided by operating activities	$4,773	$4,923
Net cash used in investing activities	(3,209)	(13,620)
Net cash provided by (used in) financing activities	2,676	(47)

Operating Activities

Our cash flows from operating activities in any period are significantly influenced by the number of customers using our software, the number and size of new customer contracts, the timing of renewals of existing customer contracts, and the timing of payments by these customers. Our largest source of operating cash flows is cash collections from our customers, which results in decreases to accounts receivable. Our primary uses of cash in operating activities are for personnel-related expenditures and rent payments. Our cash flows from operating activities in any period will continue to be significantly affected by the extent to which we add new customers, renew existing customers, collect payments from our customers and increase personnel to grow our business.  Additionally, certain executives received all or a portion of their fiscal 2011 annual variable compensation in the form of PSUs rather than cash, which had a beneficial impact on cash flows from operating activities in the six months ended August 31, 2011.

Net cash provided by operating activities in the six months ended August 31, 2011 was $4.8 million compared to $4.9 million in the corresponding period of the prior year.  Cash collections from our customers increased approximately $3.1 million in the six months ended August 31, 2011 compared to the corresponding period of the prior year.  The increase in cash collections was largely offset by the increased operating costs, primarily as a result of increased headcount associated with the M-Factor acquisition in the six months ended August 31, 2011.

We anticipate that the economic environment may not improve in the near term and, as a result, the signing of customer contracts and the collection of cash will continue to remain challenging and unpredictable, thereby impacting our cash generation.

Investing Activities

Our primary investing activities have been capital expenditures on equipment for our data center, investment in marketable securities, and payments for businesses acquisitions.

In the six months ended August 31, 2011, net cash used in investing activities was $3.2 million compared to $13.6 million in the corresponding period of the prior year.  In the six months ended August 31, 2011, we paid approximately $8.7 million associated with the M-Factor acquisition (net of cash received) and $1.7 million in capital expenditures, partially offset by $7.1 million of cash received from net maturities of marketable securities.  In the six months ended August 31, 2010, we had a $9.2 million cash outflow in net purchases of marketable securities, spent $3.1 million in capital expenditures, and paid $900,000 cash to former Connect3 shareholders and $426,000 cash to former TradePoint shareholders related to these prior acquisitions.

Financing Activities

Our primary financing activities have been the exercise of stock options, the sale of shares pursuant to our ESPP, and borrowings and repayments under our credit facilities.

In the six months ended August 31, 2011, net cash provided by financing activities was approximately $2.7 million, all from issuance of common stock under our equity incentive plans.  In the six months ended August 31, 2010, we used approximately $47,000 of net cash in financing activities.  We paid approximately $937,000 to fulfill employee federal and state withholding tax obligations in connection with the vesting and settlement of certain outstanding RSUs, which was partially offset by $890,000 of cash proceeds from the issuance of common stock.

We believe that our cash, cash equivalents, and marketable securities balances at August 31, 2011, along with cash provided by operating activities, if any, will be sufficient to fund our projected operating requirements for at least the next twelve months. We may need to raise additional capital or incur debt to continue to fund our operations over the long term. Our future capital requirements will depend on many factors, including revenues, profits or losses incurred therefrom, any expansion of our workforce, the timing and extent of any expansion into new markets, the timing of introductions of any new functionality and enhancements to our software, the timing and size of any acquisitions of other companies or assets and the continuing market acceptance of our software. We may enter into arrangements for potential acquisitions of complementary businesses, services or technologies, which also could require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Risk

As we operate internationally and fund our international operations, our cash and cash equivalents could be affected by fluctuations in foreign exchange rates.  In each of the three and six months ended August 31, 2011 and 2010, the foreign currency exchange rate effect on our cash and cash equivalents was not significant.

Certain of our international sales agreements are denominated in the country of origin currency, and therefore our revenue and receivables are subject to foreign currency risk. Also, some of our operating expenses and cash flows are denominated in foreign currencies and, thus, are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the exchange rates for the British Pound and the Euro. We periodically enter into foreign exchange forward contracts to reduce exposure in non-U.S. dollar denominated receivables. We formally assess, both at a hedge’s inception and on an ongoing basis, whether the derivatives used in hedging transactions are highly effective in negating currency risk. At August 31, 2011, we had four outstanding forward foreign exchange contracts to sell Euros for U.S. dollars in a period from December 2011 to September 2013, respectively, with an aggregate notional principal of approximately €2.9 million (or approximately $4.0 million). We do not enter into derivative financial instruments for speculative or trading purposes.

With respect to our international operations, which are primarily sales and marketing and research and development support entities, we have remeasured our accounts denominated in non-U.S. currencies using the U.S. dollar as the functional currency and recorded the resulting gains (losses) within other income (expense) for the period. We remeasure all monetary assets and liabilities at the current exchange rate at the end of the period, non-monetary assets and liabilities at historical exchange rates, and revenue and expenses at average exchange rates in effect during the period.

Interest Rate Sensitivity

We had cash and cash equivalents totaling $30.8 million and marketable securities totaling $39.2 million at August 31, 2011. These amounts were invested primarily in government securities and corporate notes and bonds with credit ratings of at least A-1 or better, money market funds registered with the SEC under rule 2a-7 of the Investment Company Act of 1940, and interest-bearing demand deposit accounts.  By policy, we limit the amount of credit exposure to any one issuer and we do not enter into investments for trading or speculative purposes.  Our cash and cash equivalents and marketable securities are held and invested with capital preservation as the primary objective.

Our cash equivalents and marketable securities are subject to market risk due to changes in interest rates.  Fixed-rate interest securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. However, because we classify our marketable securities as “held-to-maturity,” no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other-than-temporary. We believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.  Declines in interest rates, however, will reduce future investment income, if any. For instance, a fluctuation in interest rates of 100 basis points at August 31, 2011 would result in a change of approximately $700,000 in annual interest income.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2011, the end of the period covered by this Quarterly Report on Form 10-Q. This evaluation (the “controls evaluation”) was done under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).  Disclosure controls and procedures means controls and other procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed such that information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.  Based on the controls evaluation, our CEO and CFO have concluded that as of August 31, 2011, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC and to ensure that material information relating to the Company and our consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We have from time to time become involved in legal matters that arise in the normal course of business and otherwise. For example, we have recently become involved in a dispute with a customer resulting from our recent acquisition of M-Factor relating to certain ongoing services being provided to that customer.  We are currently assessing the potential impact of the dispute, which is at an early stage.  There can be no assurance that this matter or other third party claims and litigation that may arise in the future will not have a material adverse effect on our business, financial position, results of operations, or cash flows, including a loss of customers, or subject us to significant financial or other remedies.

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

•

our success in broadening the range of our offerings, including our ability to develop and sell solutions to consumer products manufacturers and apparel retailers and to incorporate shopper segmentation and analytics into our offerings;

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

We have in the past experienced, and we may continue to experience, significant variations in our level of sales on a quarterly basis. In addition, we have at times failed to meet, and we may in the future fail to meet, our internal periodic bookings plans.  In the past, some of our customers have delayed or failed to renew their agreements with us upon expiration, or have renewed at lower prices.  For example, during the six months ended August 31, 2011, a number of retail customers and CP companies either did not renew their agreements, reduced the scope of their services, renewed at a lower rate, or delayed moving forward from a pilot program to a full-scale implementation.  Such variations in our sales, or delays in signing or a failure to sign or renew significant customer agreements, have led to significant fluctuations in our cash flows and deferred revenue on a quarterly and annual basis.  For example, we used approximately $6.8 million of net cash in operations in fiscal 2010, while we generated approximately $9.2 million and $13.8 million of net cash from operations in fiscal 2011 and 2009, respectively.

We have a history of losses and we may not achieve or sustain profitability in the future.

We have a history of losses and have not achieved profitability in any fiscal year. We had net losses of $13.7 million, $11.8 million and $5.0 million in fiscal 2011, 2010 and 2009, respectively, and had a net loss of $11.5 million in the six months ended August 31, 2011.  As of August 31, 2011, we had an accumulated deficit of $114.3 million. We expect to continue to incur net losses in fiscal 2012 and perhaps beyond. In addition, our cost of revenue and operating expenses may increase in future periods as we implement initiatives to continue to grow our business, or if we need to procure additional capital equipment, software, or data center space to handle increased customer data. If we are unable to increase our revenue to offset these expected increases in our fixed costs and expenses, our losses will increase. Accordingly, we cannot provide assurance that we will be able to achieve or maintain profitability in the future.

We depend on a small number of customers, which are primarily retailers, and, to a lesser extent, consumer products companies, and our growth, if any, depends upon our ability to add new and retain existing customers.

We derive a significant percentage of our revenue from a relatively small number of customers, which are primarily retailers, and, to a lesser extent, consumer products companies.  The loss of any one or more of those customers could decrease our revenue and harm our current and future operating results.  For example, during the six months ended August 31, 2011, a number of retail customers and CP companies either did not renew their agreements, reduced the scope of their services, renewed at a lower rate, or delayed moving forward from a pilot program to a full-scale implementation.  In June 2010, we signed a multi-year agreement with Target Corporation (“Target”) for substantially all of our current and certain potential future software services. In fiscal 2011, revenue from Target represented approximately 21% of our revenue.  In the three and six months ended August 31, 2011, Target accounted for approximately 23% and 22%, respectively, of our revenue. In the six months ended August 31, 2011 and 2010, our retail customers accounted for 77% and 80%, respectively, of our revenue.  Although our largest customers may vary from period to period, we anticipate that we will continue to depend on revenue from a relatively small number of our large retail customers and, to a lesser extent, CP customers.  Further, our ability to grow revenue depends on our ability to increase sales to existing customers, to renew agreements with our existing customers and to attract new customers.  If we are unable to add new and retain existing customers, this will adversely affect our revenue and results of operations.

The effects of adverse global economic conditions may adversely impact our business, operating results or financial condition.

Commencing in fiscal 2009, adverse global economic conditions caused a general tightening in the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy, and economic contraction, and since that time there have continued to be periods of economic volatility and slowdown of economic expansion. The retail and consumer products industries were especially hard hit by these economic conditions, which resulted in some customers or potential customers delaying or not entering into new agreements or renewing their existing agreements with us.  If global economic conditions, particularly in light of renewed concerns regarding consumer confidence and a further global economic slowdown, have a material negative impact on our sales or prospects, our business, operating results or financial condition will be adversely impacted.

Our business depends substantially on customers renewing their agreements for our software. Any decline in our customer renewals would harm our operating results.

To maintain and grow our revenue, we must achieve and maintain high levels of customer renewals. We sell our software pursuant to agreements with initial terms that are generally from one to three years in length. Our customers have no obligation to renew their agreements after the expiration of their term. The fees we charge for our solutions vary based on a number of factors, including the software, service and hosting components provided, the size of the customer, and the duration of the agreement term. Our initial agreements with customers may include fees for software, services or hosting components that may not be needed upon renewal. As a consequence, if we renew these agreements, we may receive lower total fees. In addition, if an agreement is renewed for a term longer than the preceding term, we may receive total fees in excess of total fees received in the initial agreement but a smaller average annual fee because we generally charge lower annual fees in connection with agreements with longer terms. In any of these situations, we would need to sell additional software, services or hosting in order to maintain the same level of annual fees from that customer. There can be no assurance that we will be able to renew these agreements in a timely manner, on favorable terms, or at all, or to sell additional software or services or sell to new customers. In the past, certain of our customers have elected not to renew their agreements with us or have renewed on less favorable terms, including during the six months ended August 31, 2011.  Our customer renewal rates may decline or fluctuate as a result of a number of factors, including our customers’ satisfaction or dissatisfaction with our software, the price of our software, the prices of competing products and services, consolidation within our customer base, customer bankruptcies, or reductions in our customers’ information technology spending levels. If our customers do not renew their agreements for our software for any reason, or if they renew on less favorable terms, our revenue will decline and our cash flow will be negatively impacted.

Because we generally recognize revenue ratably over the terms of our customer agreements, the lack of renewals or the failure to enter into new agreements may not immediately be reflected in our statement of operations in any significant manner but may negatively affect revenue in future quarters.

We generally recognize revenue ratably over the terms of our customer agreements and invoice our customers in advance for annual use of our software and certain implementation services on a fixed fee basis. As a result, most of our quarterly revenue is generated from agreements entered into during previous quarters. Consequently, a decline in new or renewed agreements in a particular quarter, as well as any renewals at reduced annual dollar amounts, will not be reflected in any significant manner in our revenue for that quarter, but it will negatively affect revenue in future quarters.

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

Our business strategy incorporates the acquisition of complementary software, technologies, or businesses. For instance, we acquired M-Factor, Inc. (“M-Factor”) in March 2011 and acquired substantially all of the assets of Applied Intelligence Solutions LLC (“AIS”) in December 2010. Acquisitions may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties in assimilating or integrating the businesses, technologies, services, products, personnel, or operations of the acquired companies, especially if the key personnel of the acquired company choose not to work for us, and we may have difficulty retaining the existing customers or signing new customers of any acquired business or migrating them to a software-as-a-service model.  Acquisitions may also disrupt our ongoing business, divert our resources and require significant management attention that would otherwise be available for ongoing development of our current business, or result in disputes with stockholders, employees, customers or vendors of the acquired companies. The successful integration of acquired businesses may be further complicated by our need to simultaneously support ongoing, complicated development efforts, such as our current efforts to integrate shopper segmentation and analytics into our offerings. We also may be required to use a substantial amount of our cash or issue equity securities to complete an acquisition, which could deplete our cash reserves and dilute our existing stockholders and could adversely affect the market price of our common stock. For example, we had cash outflows of approximately $9.0 million and $2.7 million in connection with our acquisitions of M-Factor and AIS. Moreover, we cannot assure you that the anticipated benefits of any acquisition, including our revenue or return on investment assumptions, will be realized or that we will not be exposed to unknown liabilities.

In addition, an acquisition may negatively impact our results of operations because we may incur additional expenses relating to one-time charges, write-downs, amortization of intangible assets, or tax-related expenses, or bringing on additional personnel.  For example, our acquisition of Connect3 in February 2009 resulted in approximately $1.8 million and $2.2 million of amortization of purchased intangible assets in fiscal 2011 and 2010, respectively, and a $150,000 of write-off of in-process research and development costs in fiscal 2009.  The remaining carrying amount of approximately $626,000 associated with the Connect3 acquisition was fully amortized in the six months ended August 31, 2011.  Our acquisition of M-Factor in March 2011 resulted in approximately $615,000 of amortization of purchased intangible assets in the six months ended August 31, 2011.  We anticipate the aggregate amortization of purchased intangible assets associated with the M-Factor acquisition will be approximately $615,000 in the second half of fiscal 2012 and $1.2 million and $703,000 in fiscal 2013 and 2014, respectively, and will decline thereafter.  In addition, the incremental expenses associated with M-Factor contributed to our increase in operating loss for the three and six months ended August 31, 2011 compared to the corresponding periods of the prior year.  In order to compensate for the dilutive effect of the acquisition, we reduced our workforce, resulting in a $604,000 restructuring charge in the six months ended August 31, 2011.

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

We market our software to large retailers and CP companies, and sales to these customers are complex efforts that involve educating our customers about the use and benefits of our software, including its technical capabilities. Customers typically undertake a significant evaluation process that can result in a lengthy sales cycle, in some cases over twelve months. We spend substantial time, effort, and money in our sales efforts without any assurance that our efforts will generate long-term agreements or any revenue. In addition, customer sales decisions are frequently influenced by macroeconomic factors, budget constraints, multiple approvals, changes in key customer personnel, and unplanned administrative, processing and other delays.  During the six months ended August 31, 2011, two retail customers completed the initial phases of their projects with us, one of which has not yet moved forward with the next phase pending internal budget approval.  If sales expected from a specific customer are not realized, our revenue and, thus, our future operating results could be adversely impacted.

Our business will be adversely affected if the retail and CP industries do not widely adopt technology solutions incorporating scientific techniques to understand and predict consumer demand to make pricing and other merchandising decisions, as well as our related collaborative network strategy.

Our software addresses the new and emerging market of applying econometric modeling and optimization techniques through software to enable retailers and CP companies to understand and predict consumer demand in order to improve their pricing, promotion, and other merchandising and marketing decisions. These decisions are fundamental to retailers and CP companies. Accordingly, our target customers may be hesitant to accept the risk inherent in applying and relying on new technologies or methodologies to supplant traditional methods. Our business model also relies on these retailers and CP companies adopting and embracing the full features and functionality available on our network for inter- and intra- company collaborative interaction, and on us being successful in incorporating shopper segmentation and analytics into our offerings and in achieving market acceptance of our recently acquired M-Factor and AIS solutions.  Due to the complexity inherent in the use of our software, some retailers and CP companies, particularly small and medium sized companies, may lack the internal resources and expertise necessary in order to make use of the full capacity of our products.  Our business will not be successful if retailers and CP companies do not embrace the use of software to enable more strategic pricing and other merchandising decisions, or otherwise embrace our collaborative network strategy.

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

Our success depends to a significant degree on our ability to attract, retain and motivate our management team and our other key personnel. We recently announced the departure and replacement of our senior sales executive. Our professional services organization and other customer-facing groups, in particular, play an instrumental role in ensuring our customers’ satisfaction. In addition, our science, engineering, and modeling team requires experts in econometrics and advanced mathematics, and there are a limited number of individuals with the education and training necessary to fill these roles should we experience employee departures. All of our employees work for us on an at-will basis, and there is no assurance that any employee will remain with us. Our competitors may be successful in recruiting and hiring members of our executive management team or other key employees, and it may be difficult for us to find suitable replacements on a timely basis. Many of the members of our management team and key employees are substantially vested in their shares of our common stock or options to purchase shares of our common stock, and therefore retention of these employees may be difficult in the highly competitive market and geography in which we operate our business.

We have derived most of our revenue from sales to our retail customers. If our software is not widely accepted by CP companies, and our collaborative network strategy is not fully realized, our ability to grow our revenue and achieve our strategic objectives will be harmed.

To date, we have derived most of our revenue from retail customers.  In the six months ended August 31, 2011, we generated approximately 77% of our revenue from sales to retail customers, while we generated approximately 23% of our revenue from sales to CP companies.  In the six months ended August 31, 2010, we generated approximately 80% of our revenue from sales to retail customers while we generated approximately 20% of our revenue from sales to CP companies.  In order to grow our revenue and to achieve our long-term strategic objectives, including growth of our retail and CP customer network, it is important for us to expand our sales to derive a more significant portion of our revenue from new and existing CP customers (including through our recent acquisition of M-Factor), and for those companies to actively participate in our collaborative network strategy.  If CP companies do not widely accept our software, our revenue growth and business will be harmed.

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

Our international operations are not significant.  In the six months ended August 31, 2011 and the twelve months ended February 28, 2011, respectively, approximately 14% and 13% of our revenue was attributable to sales to companies located outside the United States. The limited scope of our international operations to date increases the risk that any international expansion efforts that we may undertake will not be successful. In addition, conducting international operations subjects us to new risks that we have not generally faced in the United States. These include:

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

Portions of our software development, sustaining engineering, quality assurance and testing, operations and customer support are provided by Sonata Services Limited, or Sonata, a third party located in Shanghai, China, as well as to a more limited extent by a third party located in Russia and internal development resources in India.  As of August 31, 2011, in addition to our 164 employees in our operations, customer support, science, product management and engineering groups located in the United States, an additional 77 Sonata personnel were dedicated to our projects.  Remotely coordinating resources in China, Russia, and India requires significant management attention and substantial resources, and there can be no assurance that we will be successful in coordinating these activities. Furthermore, if there is a disruption to these operations, it will require that substantial management attention and time be devoted to achieving resolution. If our international third-party contractors were to stop providing these services or if there was widespread departure of their trained personnel, this could cause a disruption in our product development process, quality assurance and product release cycles and customer support organizations and require us to incur additional costs to replace and train new personnel.

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

We have expanded our overall business, headcount and operations in recent periods. For instance, our headcount grew from 198 employees at February 28, 2007 to 354 employees at August 31, 2011.  Headcount in research and development increased from 99 employees at February 28, 2007 to 130 employees at August 31, 2011.  We may need to continue to expand our operations in order to increase our customer base and to develop additional software. Increases in our customer base could create challenges in our ability to implement our software and support our customers. In addition, we will be required to continue to improve our operational, financial and management controls and our reporting procedures. As a result, we may be unable to manage our business effectively in the future, which may negatively impact our operating results.

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

We have from time to time become involved in legal matters that arise in the normal course of business and otherwise. For example, we have recently become involved in a dispute with a customer resulting from our recent acquisition of M-Factor relating to certain ongoing services being provided to that customer.  We are currently assessing the potential impact of the dispute, which is at an early stage.  There can be no assurance that this matter or other third party claims and litigation that may arise in the future will not have a material adverse effect on our business, financial position, results of operations, or cash flows, including a loss of customers, or subject us to significant financial or other remedies.

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

At August 31, 2011, our directors, executive officers and holders of ten percent or more of our common stock beneficially owned, in the aggregate, approximately 21.4% of our outstanding common stock.  As a result, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit your ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

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

101**

Interactive data files (XBRL) pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of August 31, 2011 and February 28, 2011, (ii) the Condensed Consolidated Statements of Operations for the three and six months ended August 31, 2011 and 2010, (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended August 31, 2011 and 2010 and (iv) the Notes to Condensed Consolidated Financial Statements

*            This certification is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of DemandTec, Inc. under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

**    XBRL (Extensible Business Reporting Language) information is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of DemandTec, Inc. under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 4, 2011

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

101**

Interactive data files (XBRL) pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of August 31, 2011 and February 28, 2011, (ii) the Condensed Consolidated Statements of Operations for the three and six months ended August 31, 2011 and 2010, (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended August 31, 2011 and 2010 and (iv) the Notes to Condensed Consolidated Financial Statements

*                 This certification is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of DemandTec, Inc. under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

**          XBRL (Extensible Business Reporting Language) information is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of DemandTec, Inc. under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.