Form 10-Q
period 2011-11-30
DemandTec, Inc.
filed 2012-01-09
CIK 1400400

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2011

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

The number of shares of the registrant’s common stock, par value $0.001, outstanding as of December 30, 2011 was: 33,815,217.

DEMANDTEC, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DemandTec, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except par value data)

	November 30, 2011	February 28, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$18,821	$26,583
Marketable securities	40,716	40,834
Accounts receivable, net of allowances of $118 and $130 as of November 30, 2011 and February 28, 2011, respectively	14,652	9,357
Deferred commissions	1,158	1,073
Prepaid expenses and other current assets	2,707	2,475
Total current assets	78,054	80,322
Marketable securities, non-current	6,864	5,563
Property, equipment and leasehold improvements, net	7,266	6,556
Intangible assets, net	4,272	2,714
Goodwill	26,074	18,828
Other assets, net	1,530	1,112
Total assets	$124,060	$115,095

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$18,483	$13,084
Deferred revenue	48,048	41,121
Total current liabilities	66,531	54,205
Deferred revenue, non-current	1,238	304
Other long-term liabilities	1,610	1,783
Commitments and contingencies (see Note 5)
Stockholders’ equity:
Common stock, $0.001 par value — 175,000 shares authorized; 33,482 and 31,782 shares issued and outstanding, respectively, as of November 30, 2011 and February 28, 2011	33	32
Additional paid-in capital	173,880	161,505
Accumulated other comprehensive income	95	147
Accumulated deficit	(119,327)	(102,881)
Total stockholders’ equity	54,681	58,803
Total liabilities and stockholders’ equity	$124,060	$115,095

See Notes to Condensed Consolidated Financial Statements.

DemandTec, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2011	2010	2011	2010
Revenue	$22,313	$21,670	$66,795	$60,103
Cost of revenue (1)	8,012	7,468	25,627	21,664
Gross profit	14,301	14,202	41,168	38,439
Operating expenses:
Research and development	8,464	8,011	26,722	23,557
Sales and marketing	5,787	5,629	19,412	17,616
General and administrative	2,336	2,433	7,665	7,273
Acquisition-related costs (see Note 13)	2,222	—	2,222	—
Amortization of purchased intangible assets	210	217	632	800
Restructuring charges	—	—	604	—
Total operating expenses	19,019	16,290	57,257	49,246
Loss from operations	(4,718)	(2,088)	(16,089)	(10,807)
Other income (expense), net
Interest income	38	62	108	190
Interest expense	(14)	(26)	(37)	(70)
Other expense	(145)	(4)	(110)	(10)
Other income (expense), net	(121)	32	(39)	110
Loss before provision for income taxes	(4,839)	(2,056)	(16,128)	(10,697)
Provision for income taxes	148	29	318	105
Net loss	$(4,987)	$(2,085)	$(16,446)	$(10,802)

Net loss per common share, basic and diluted	$(0.15)	$(0.07)	$(0.50)	$(0.36)
Shares used in computing net loss per common share, basic and diluted	33,376	30,751	32,808	30,244

(1) Includes amortization of purchased intangible assets	$358	$466	$1,801	$1,397

See Notes to Condensed Consolidated Financial Statements.

DemandTec, Inc

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended November 30,
	2011	2010
Operating activities:
Net loss	$(16,446)	$(10,802)
Adjustment to reconcile net loss to net cash provided by operating activities:
Depreciation	2,830	2,434
Stock-based compensation expense	8,563	7,665
Amortization of purchased intangible assets	2,433	2,197
Provision for doubtful accounts	—	485
Other	(32)	47
Changes in operating assets and liabilities:
Accounts receivable	(4,744)	(4,005)
Prepaid expenses and other current assets	170	(506)
Other assets	(365)	(310)
Accounts payable and accrued liabilities	5,519	(639)
Accrued compensation	(2,365)	(2,004)
Deferred revenue	6,236	11,116
Net cash provided by operating activities	1,799	5,678

Investing activities:
Purchases of property, equipment and leasehold improvements	(3,384)	(3,605)
Purchases of marketable securities	(42,132)	(52,297)
Maturities of marketable securities	40,949	43,523
Business acquisitions, net of cash acquired	(8,687)	(1,326)
Net cash used in investing activities	(13,254)	(13,705)

Financing activities:
Proceeds from issuance of common stock	3,814	4,006
Payment of employee withholding tax in lieu of issuing common stock	—	(937)
Net cash provided by financing activities	3,814	3,069

Effect of exchange rate changes on cash and cash equivalents	(121)	2

Net decrease in cash and cash equivalents	(7,762)	(4,956)
Cash and cash equivalents at beginning of period	26,583	21,335
Cash and cash equivalents at end of period	$18,821	$16,379

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

On December 7, 2011, we entered into a definitive agreement and plan of merger (the “Merger Agreement”) with International Business Machines Corporation (“IBM”) and Cudgee Acquisition Corp. (“Sub”), a wholly-owned subsidiary of IBM.  Subject to the terms of the Merger Agreement and subject to the conditions thereof, Sub will merge with and into DemandTec, and DemandTec will become a wholly owned subsidiary of IBM (the “Merger”).  If the Merger is completed, DemandTec’s stockholders will be entitled to receive $13.20 in cash (the “Merger Consideration”) for each share of DemandTec’s common stock owned by them as of the date of the Merger.  See Note 13-Subsequent Event.

Basis of Presentation

Our condensed consolidated financial statements include our accounts and those of our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.  Our fiscal year ends on the last day in February. References to fiscal 2012, for example, refer to our fiscal year ending February 29, 2012.  The accompanying condensed consolidated balance sheet as of November 30, 2011, the condensed consolidated statements of operations for the three and nine months ended November 30, 2011 and 2010, and the condensed consolidated statements of cash flows for the nine months ended November 30, 2011 and 2010 are unaudited.  The consolidated balance sheet data as of February 28, 2011 was derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended February 28, 2011 (the “Form 10-K”) filed with the Securities and Exchange Commission, or SEC, on April 21, 2011.  The accompanying statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Form 10-K, as well as subsequent filings with the SEC.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.  The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of our management, include all adjustments necessary, all of which are of a normal recurring nature, for the fair presentation of our statements of financial position and our results of operations for the periods included in this Quarterly Report on Form 10-Q.  The results for the three and nine months ended November 30, 2011 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending February 29, 2012.

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

As of November 30, 2011 and February 28, 2011, long-lived assets located outside the United States were not significant.  As of November 30, 2011, two customers accounted for 25% and 17%, respectively, of our accounts receivable balance.  As of February 28, 2011, two customers accounted for 22% and 13%, respectively, of our accounts receivable balance.

In each of the three and nine months ended November 30, 2011, one customer accounted for 22% of total revenue. In the three months ended November 30, 2010, two customers accounted for 23% and 12%, respectively, of total revenue.  In the nine months ended November 30, 2010, two customers accounted for 20% and 11%, respectively, of total revenue.

Revenue by geographic region, based on the billing address of the customer, was as follows (in thousands):

	Three Months Ended November 30,		Nine Months Ended November 30,
	2011	2010	2011	2010
United States	$18,793	$18,756	$57,017	$51,962
International	3,520	2,914	9,778	8,141
Total revenue	$22,313	$21,670	$66,795	$60,103

The equipment hosting our software is in three third-party data center facilities located in San Jose and Sacramento, California, and Mesa, Arizona.  We do not control the operation of these facilities, and our operations are vulnerable to damage or interruption in the event any one of these third-party data center facilities fails.

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

We monitor our investments in marketable securities for impairment on a periodic basis. For the purpose of impairment evaluation, we determine fair value based on the quoted market rate for the instrument or similar instruments.  In the event that the carrying value of an investment exceeds its fair value and the decline in value is determined to be other-than-temporary, we record an impairment charge and establish a new cost basis for the investment.  In order to determine whether a decline in value is other-than-temporary, we evaluate, among other things, the duration and extent to which the fair value has been less than the carrying value, current market conditions, and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair market value.  We did not record any impairment adjustments in the current and prior year periods.

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

Net Loss per Common Share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period.  Potential common shares consist of the incremental common shares issuable upon the exercise of stock options or upon the settlement of PSUs and RSUs, and shares subject to issuance under our 2007 Employee Stock Purchase Program, or ESPP.  The dilutive effect of such potential common shares is reflected in diluted loss per share by application of the treasury stock method and on an if-converted basis from the date of issuance.  In the three months ended November 30, 2011 and 2010, weighted average outstanding shares subject to options to purchase common stock, PSUs and RSUs, and shares subject to issuance under our ESPP were approximately 1,776,000 shares and 3,828,000 shares, respectively. In the nine months ended November 30, 2011 and 2010, weighted average outstanding shares subject to options to purchase common stock, PSUs and RSUs, and shares subject to issuance under our ESPP were approximately 2,757,000 shares and 3,189,000 shares, respectively.  Because the Company has been in a loss position in all periods shown, shares used in computing basic and diluted net loss per common share were the same for all periods presented, as the impact of all potentially dilutive securities outstanding was anti-dilutive.

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (the “FASB”) issued revised guidance regarding testing goodwill for impairment.  The revised guidance is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a “qualitative” assessment to determine whether further impairment testing is necessary.  An entity has the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test.  If an entity believes, as a result of its qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required.  Otherwise, no further testing is required.  The guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted.  We expect to adopt the revised guidance in our first quarter ending May 31, 2012 and do not expect the adoption of this guidance to have an impact on our consolidated operating results or financial condition.

In June and December 2011, the FASB issued new guidance regarding the presentation of comprehensive income.  The new guidance requires the presentation of the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements, eliminating the option to present other comprehensive income as part of the statement of stockholder’s equity.  The guidance is effective prospectively for fiscal years beginning after December 15, 2011 and interim periods within those years.  Early adoption is permitted.  We expect to adopt the new presentation guidance in our first fiscal quarter ending May 31, 2012.

In May 2011, the FASB issued additional guidance on fair value measurements.  The updated guidance provides a consistent definition of fair value and aligns the fair value measurement and disclosure requirements between U.S. GAAP and International Financial Reporting Standards (“IFRS”), amends certain guidance primarily related to fair value measurements for financial instruments, and enhances disclosure requirements particularly for level 3 fair value measurements.  The guidance is effective prospectively for fiscal years beginning after December 15, 2011 and interim periods within those years.  Early adoption is permitted.  We do not expect the adoption of this guidance to have a significant impact on our consolidated operating results or financial condition.

In December 2010, the FASB issued guidance to amend the disclosure requirements for supplementary pro forma information for business combinations. The guidance improves consistency in how pro forma revenue and earnings are calculated. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. We adopted this new standard in the quarter ended May 31, 2011 and disclosed the required supplementary pro forma information in our condensed consolidated financial statements associated with the M-Factor acquisition. See Note 2-Acquisitions.

In October 2009, the FASB issued a new accounting standard for revenue recognition for arrangements with multiple deliverables. The new standard impacts the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. Additionally, the new standard modifies the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. The new standard is effective for fiscal years beginning on or after June 15, 2010.  We adopted this new standard in the quarter ended May 31, 2011 and there was no impact on our condensed consolidated operating results or financial condition.

In October 2009, the FASB issued a new accounting standard for the accounting for certain revenue arrangements that include software elements. The new standard amends the scope of pre-existing software revenue guidance by removing from the guidance non-software components of tangible products and certain software components of tangible products. The new standard is effective for fiscal years beginning on or after June 15, 2010.  We adopted this new standard in the quarter ended May 31, 2011 and there was no impact on our condensed consolidated operating results or financial condition.

2. Acquisitions

M-Factor, Inc.

On March 11, 2011, we acquired all of the outstanding equity interests of privately-held M-Factor, Inc. (“M-Factor”) for $9.5 million in cash.  M-Factor is a software-as-service company that enables consumer products companies to continuously analyze, forecast, and optimize marketing investments and trade spending.  We paid $9.0 million of the purchase consideration in the nine months ended November 30, 2011.  The remaining $500,000, less any amounts used to satisfy any claims for indemnification obligations, will be distributed to the former M-Factor investors within sixteen months of the consummation of the acquisition.

Purchase Price Accounting

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

Intangible assets are being amortized on a straight-line basis over a weighted average period of 4.0 years.  In the three months ended November 30, 2011, amortization expense related to the purchased intangible assets was approximately $307,000, of which

$210,000 was included in cost of revenue and $97,000 was included in operating expenses.  In the nine months ended November 30, 2011, amortization expense related to the purchased intangible assets was approximately $922,000, of which $630,000 was included in cost of revenue and $292,000 was included in operating expenses.

Acquisition-Related Costs and M-Factor’s Post-Acquisition Operating Results

Acquisition-related costs associated with our acquisition of M-Factor were approximately $324,000, of which $194,000 was recorded in our condensed consolidated statements of operations for the nine months ended November 30, 2011 and the remaining costs were incurred prior to fiscal 2012.  Acquisition-related costs, including legal fees and personnel costs for transitional and certain other employees and integration-related professional services, were recorded as operating expenses in accordance with the accounting guidance for business combinations.  M-Factor’s operating results have been included in our condensed consolidated financial statements from the date of the acquisition.  In the three and nine months ended November 30, 2011, we derived approximately $514,000 and $2.4 million, respectively, of our revenue from acquired M-Factor customer contracts.  The incremental operating loss from M-Factor was not separately identifiable due to our integration.

Unaudited Pro Forma Financial Information

The unaudited pro forma financial information in the table below presents the combined results of operations of the Company and M-Factor, as if the acquisition had occurred on March 1, 2010.  The unaudited pro forma results presented include amortization expense for purchased intangible assets, elimination of intercompany transactions, and nonrecurring adjustments such as acquisition-related and restructuring costs.  The unaudited pro forma financial information for the three and nine months ended November 30, 2010 combines our historical operating results for the three and nine months ended November 30, 2010 and M-Factor’s historical operating results for the three and nine months ended September 30, 2010 (due to differences in reporting periods).  The unaudited pro forma financial information for the nine months ended November 30, 2011 reflects the operating results of the combined company for the nine months ended November 30, 2011.

	Three Months Ended November 30,	Nine Months Ended November 30,
	2010	2011	2010
	(in thousands, except per share data)
Pro forma total revenue	$22,728	$66,981	$62,876
Pro forma net loss attributable to common stockholders	$(4,797)	$(15,734)	$(19,542)
Pro forma basic and diluted net loss per common share	$(0.16)	$(0.48)	$(0.65)

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

3. Balance Sheet Components

Marketable Securities

Marketable securities consisted of the following as of the dates indicated (in thousands):

	November 30, 2011				February 28, 2011
		Unrecognized		Fair		Unrecognized		Fair
	Cost	Gain	Loss	Value	Cost	Gain	Loss	Value
Commercial paper	$5,298	$—	$—	$5,298	$1,800	$—	$—	$1,800
Certificates of deposit	1,567	—	(1)	1,566	—	—	—	—
Corporate bonds	17,228	8	(17)	17,219	13,904	30	(2)	13,932
Obligations of government-sponsored enterprises	23,487	18	(2)	23,503	30,693	13	(2)	30,704
	$47,580	$26	$(20)	$47,586	$46,397	$43	$(4)	$46,436

The following table summarizes the book value of our investments in marketable debt securities classified by the contractual maturity date of the security as of the dates indicated (in thousands):

	November 30, 2011	February 28, 2011
Due within one year	$40,716	$40,834
Due within one to two years	6,864	5,563
	$47,580	$46,397

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

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following as of the dates indicated (in thousands):

	November 30, 2011	February 28, 2011
Accounts payable	$6,689	$3,528
Accrued acquisition-related costs (see Note 13)	2,222	—
Accrued professional services	737	824
Income taxes payable	153	45
Accrued bonuses	1,593	3,054
Accrued vacation	2,183	1,726
Other accrued compensation	1,316	2,177
Merger consideration payable	975	—
Other accrued liabilities	2,615	1,730
Total accounts payable and accrued expenses	$18,483	$13,084

4. Goodwill and Purchased Intangible Assets

We record as goodwill the excess of the acquisition purchase price over the fair value of the tangible and identifiable intangible assets acquired. We do not amortize goodwill, but perform an annual impairment review of our goodwill during our third fiscal quarter, or more frequently if indicators of potential impairment arise. We have a single operating segment and consequently evaluate goodwill for impairment based on an evaluation of the fair value of our company as a whole.  As of February 28, 2011, we had approximately $18.8 million of goodwill from our acquisition of AIS in December 2010 and our pre-fiscal 2010 acquisitions of Connect3 and TradePoint.  In the nine months ended November 30, 2011, we recorded approximately $7.2 million of goodwill associated with our acquisition of M-Factor in March 2011.

We record purchased intangible assets at their respective estimated fair values at the date of acquisition. Purchased intangible assets are being amortized using the straight-line method over their estimated useful lives of approximately one to seven years, with a remaining weighted average useful life of 2.9 years at November 30, 2011. We evaluate the remaining useful lives of intangible assets on a periodic basis to determine whether events or circumstances warrant a revision to the remaining estimated amortization period. Amortization expense related to the purchased intangible assets was approximately $568,000 and $683,000 in the three months ended

November 30, 2011 and 2010, respectively, and was approximately $2.4 million and $2.2 million in the nine months ended November 30, 2011 and 2010, respectively.

We recognized no impairment charges as a result of our most recent impairment review. Additionally, we observed no impairment indicators for goodwill or intangible assets through the filing of this Quarterly Report on Form 10-Q.

5. Commitments and Contingencies

Commitments

We lease office space in various locations throughout the United States, Europe, and India.  In September 2009, we entered into a lease agreement for office space in San Mateo, California, under which the total lease term is eight years with an initial non-cancellable lease term of five years commencing December 1, 2009.  We use the office space as our corporate headquarters. The aggregate minimum lease commitment was approximately $10.1 million at the inception of the lease and $7.3 million as of November 30, 2011.  To secure our obligations under the lease, we have provided the lessor a $223,000 cash security deposit and a $917,000 letter of credit, secured by using our existing revolving line of credit as described in Note 6.  Additionally, the lessor provided us with a tenant improvement allowance of $265,000 and assumed our payment obligations (equal to approximately $200,000) under the previous sublease for our then-existing corporate headquarters in San Carlos, California for the period from December 1, 2009 through February 28, 2010, the expiration date of such sublease.  The tenant improvement allowance and the $200,000 of assumed sublease obligations have been deferred and are being recognized on a straight-line basis over the lease term as reductions of rent expense. The leasehold improvements are being amortized on a straight-line basis over the lesser of the lease term or the estimated useful lives of the assets.

In fiscal 2010 and fiscal 2011, we entered into equipment and facility operating leases associated with our new data center in Mesa, Arizona, with minimum lease terms of two years for the equipment lease and three years for the facility lease.  The aggregate minimum lease payments were approximately $1.5 million at the inception of the leases.

Legal Proceedings

We are aware of one purported class action lawsuit filed in the Superior Court of the State of California in and for the County of Santa Clara that an alleged DemandTec stockholder has filed against us, each member of our board of directors, IBM and Cudgee Acquisition Corp. in connection with the Merger. The complaint asserts claims for breach of fiduciary duty and aiding and abetting breach of fiduciary duty and seeks equitable relief, including an injunction preventing the consummation of the Merger, rescission in the event the Merger is consummated, and an award of damages. The outcome of any such litigation is uncertain. If a dismissal is not granted or a settlement is not reached, this lawsuit could prevent or delay completion of the Merger and result in substantial costs to us, including any costs associated with the indemnification of our directors and officers. Other DemandTec shareholders may also file additional lawsuits against us, IBM, and/or our directors and officers in connection with the Merger.

In addition, we have from time to time become involved in legal matters that arise in the normal course of business and otherwise.  For example, we are currently involved in arbitration proceedings with an M-Factor customer associated with that customer’s failure to pay amounts due under, and purported termination of, their agreement with M-Factor relating to certain services which is in the second year of a three year committed term.  Beginning in our quarter ended November 30, 2011, that customer began withholding quarterly amounts, currently $573,000, due under the agreement.  We are continuing to assess the impact of this dispute.  There can be no assurance that this matter or other third party claims and litigation that may arise in the future will not have a material adverse effect on our business, financial position, results of operations, or cash flows, including a loss of customers, or subject us to significant financial or other remedies.

6. Debt

In May 2009, we amended our revolving line of credit that we had entered in April 2008 to, among other things, extend the maturity date of the loan agreement and to increase the revolving line of credit from $15.0 million to $20.0 million. The amended revolving line of credit can be used to (a) borrow revolving loans, (b) issue letters of credit, and (c) enter into foreign exchange contracts. Revolving loans may be borrowed, repaid, and reborrowed until May 2012. Amounts borrowed will bear interest, at our option, at either (1) a floating per annum rate equal to the financial institution’s prime rate, or (2) the greater of (A) the LIBOR rate plus 250 basis points or (B) a per annum rate equal to 4.0%. A default interest rate shall apply during an event of default at a rate per annum equal to 500 basis points above the otherwise applicable interest rate. The line of credit is collateralized by substantially all of our assets and requires us to comply with working capital, net worth, and other non-financial covenants, including limitations on indebtedness and restrictions on dividend distributions, among others. In September 2009, the available balance was reduced by approximately $917,000 to $19.1 million to secure a new operating lease commitment. There were no outstanding amounts under the line of credit at November 30, 2011. Through the filing of this Quarterly Report on Form 10-Q, we were in compliance with all loan covenants.

7. Stock-Based Compensation

Equity Incentive Plans

1999 Equity Incentive Plan

In December 1999, our Board of Directors adopted the 1999 Equity Incentive Plan (the “1999 Plan”).  The 1999 Plan provided for incentive or nonstatutory stock options, stock bonuses, and rights to acquire restricted stock to be granted to employees, outside directors, and consultants. We ceased issuing awards under the 1999 Plan upon the completion of our Initial Public Offering (“IPO”) in August 2007.  As of November 30, 2011, options to purchase 2,893,222 shares were outstanding under the 1999 Plan.  Such options are exercisable as specified in each option agreement, generally vest over four years, and expire no more than ten years from the date of grant.  If options awarded under the 1999 Plan are forfeited or repurchased, then shares underlying those options will no longer be available for awards.

2007 Equity Incentive Plan

In May 2007, our Board of Directors adopted, and in July 2007 our stockholders approved, the 2007 Equity Incentive Plan (the “2007 Plan”).  The 2007 Plan became effective upon our IPO.  The 2007 Plan, which is administered by the Compensation Committee of our Board of Directors, provides for stock options, stock units, restricted shares, and stock appreciation rights to be granted to employees, outside directors and consultants.  We initially reserved 3.0 million shares of our common stock for issuance under the 2007 Plan.  In addition, on the first day of each fiscal year commencing with fiscal year 2009, the aggregate number of shares reserved for issuance under the 2007 Plan is automatically increased by a number equal to the lowest of a) 5% of the total number of shares of common stock then outstanding, b) 3,750,000 shares, or c) a number determined by our Board of Directors.  As of November 30, 2011, 8,791,510 shares were reserved for issuance under the 2007 Plan.

Stock Options

Options granted under the 2007 Plan may be either incentive stock options or nonstatutory stock options and are exercisable as determined by the Compensation Committee and as specified in each option agreement.  Options vest over a period of time as determined by the Compensation Committee, generally four years, and generally expire seven years (but in any event no more than ten years) from the date of grant.  The exercise price of any stock option granted under the 2007 Plan may not be less than the fair market value of our common stock on the date of grant.  The term of the 2007 Plan is ten years.  As of November 30, 2011, options to purchase 3,266,666 shares were outstanding under the 2007 Plan.

Performance Stock Units (“PSUs”)

PSUs are awards under our 2007 Plan that entitle the recipient to receive shares of our common stock upon vesting and settlement of the awards pursuant to certain performance and time-based vesting criteria set by our Compensation Committee.

In May 2010, our Compensation Committee granted 314,250 PSUs to our executive officers, which related to fiscal 2011 company performance objectives and subsequent individual service requirements over a period of approximately 17 months, subject to each grantee’s continued service.  In April 2011, our Compensation Committee granted 159,375 PSUs to certain of our executive officers, which relate to fiscal 2012 company performance objectives and subsequent service requirements over a period of approximately 17 months.  Those PSUs were granted in lieu of all or a portion of the annual variable cash compensation opportunity for certain executives.  In September 2011, the Compensation Committee waived the performance objectives with respect to 12,500 of those PSUs that had been granted to one of our officers, such that those units will vest solely based on the officer’s time-based service requirement (subject to certain change-in-control acceleration provisions).  The modification had an immaterial impact on the stock-based compensation expense for the three months ended November 30, 2011.

As part of our annual equity incentive program, our Compensation Committee granted 839,800 PSUs to certain of our executive officers and other employees in April 2011, which relate to fiscal 2012 company performance objectives and subsequent individual service requirements over a period of approximately 33 months.  The performance objectives associated with those PSUs were subsequently modified in June 2011 for all optionees, except with respect to our executive officers and certain other employees, as approved by our Compensation Committee.  Had the performance objectives associated with those PSUs not been modified, stock-based compensation costs would have been approximately $633,000 lower in the nine months ended November 30, 2011.  In addition, in September 2011, the Compensation Committee waived the performance objectives with respect to 20,000 of those PSUs that had been granted to one of our officers, such that those units will vest solely based on the officer’s time-based service requirement (subject to certain change-in-control acceleration provisions).  This modification had an immaterial impact on the stock-based compensation expense for the three months ended November 30, 2011.

As of November 30, 2011, there were approximately 959,150 shares subject to outstanding PSUs from grants in May 2010 and April 2011.

Restricted Stock Units (“RSUs”)

RSUs are awards under the 2007 Plan that entitle the recipient to receive shares of our common stock upon vesting and settlement of the awards pursuant to time-based vesting criteria set by our Compensation Committee.

In January 2010, our Compensation Committee granted 100,000 RSUs that vest over a period of approximately four years, subject to the grantee’s continued services.  In fiscal 2011, our Compensation Committee granted 1,322,000 RSUs to certain of our executive officers, other employees, and consultants.  Such RSUs will vest over a period of approximately 24 to 27 months, subject to each grantee’s continued service.  In the nine months ended November 30, 2011, our Compensation Committee granted 305,250 RSUs to certain employees.  These RSUs will vest over periods of approximately two to three years, subject to each grantee’s continued service.  Additionally, in August 2011, our Compensation Committee granted a total of 79,093 RSUs to the non-employee members of our board of directors, which will be fully vested on the earlier of a) the date of our 2012 Annual Meeting of Stockholders, or b) one year from the date of grant.  As of November 30, 2011, there were approximately 1,053,122 shares subject to outstanding RSUs from these grants.

A summary of equity award activity during fiscal 2011 and the nine months ended November 30, 2011 follows (shares in thousands):

	Shares Available for Grant	Shares Subject to Options Outstanding	Weighted Average Option Exercise Price per Share
Balance at February 28, 2010	1,359	7,248	$5.72
Additional shares authorized	1,475	—	—
Options granted	(1,570)	1,570	8.34
PSUs granted	(314)	—	—
RSUs granted	(1,401)	—	—
Options exercised	—	(1,515)	3.32
1999 Plan options cancelled/forfeited (1)	—	(54)	9.37
2007 Plan options cancelled/forfeited	598	(598)	8.96
PSUs and RSUs cancelled/forfeited	166	—	—
Balance at February 28, 2011	313	6,651	$6.56
Additional shares authorized	1,589	—	—
Options granted	(483)	483	9.91
PSUs granted	(999)	—	—
RSUs granted	(384)	—	—
Options exercised	—	(428)	3.40
1999 Plan options cancelled/forfeited (1)	—	(5)	9.04
2007 Plan options cancelled/forfeited	541	(541)	8.48
PSUs and RSUs cancelled/forfeited	266	—	—
Balance at November 30, 2011	843	6,160	$6.87

(1)      Under the terms of the 1999 Plan, shares underlying cancelled or forfeited options are no longer available for awards.

A summary of PSU activity during fiscal 2011 and the nine months ended November 30, 2011 follows (in thousands):

Shares Subject to PSUs Outstanding
Balance at February 28, 2010	387
Granted	314
Released	(188)
Cancelled/forfeited	(30)
Balance at February 28, 2011	483
Granted	999
Released	(367)
Cancelled/forfeited	(156)
Balance at November 30, 2011	959

A summary of RSU activity during fiscal 2011 and the nine months ended November 30, 2011 follows (in thousands):

Shares Subject to RSUs Outstanding
Balance at February 28, 2010	560
Granted	1,401
Released	(459)
Cancelled/forfeited	(136)
Balance at February 28, 2011	1,366
Granted	384
Released	(587)
Cancelled/forfeited	(110)
Balance at November 30, 2011	1,053

Employee Stock Purchase Plan (“ESPP”)

In May 2007 our Board of Directors adopted, and in July 2007 our stockholders approved, the 2007 Employee Stock Purchase Plan.  We subsequently amended the ESPP in March 2010.  Under the ESPP, eligible employees may purchase shares of common stock at a price per share equal to 85% of the lesser of the fair market values of our common stock at the beginning or end of the applicable offering period.  Each offering period lasts for six months.  We initially reserved 500,000 shares of our common stock for issuance under the ESPP.  In addition, on the first day of each fiscal year commencing with fiscal year 2009, the aggregate number of shares reserved for issuance under the ESPP is automatically increased by a number equal to the lowest of a) 1% of the total number of shares of common stock then outstanding, b) 375,000 shares, or c) a number determined by our Board of Directors.  In the nine months ended November 30, 2011, employees purchased 316,859 shares under the ESPP, and the weighted average per share fair value of the options to purchase those shares was approximately $2.43.  As of November 30, 2011, a total of 740,912 shares were available for issuance under the ESPP.

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

	Weighted Average Expected Term (in years)	Expected Stock Price Volatility	Risk-free Interest Rate	Expected Dividend Yield	Weighted Average per Share Fair Value of Awards Granted (per share)
Three months ended November 30, 2011
Stock options	4.4	61%	0.7%	0%	$3.38
ESPP	0.5	57%	0.1%	0%	$2.20
Three months ended November 30, 2010
Stock options	4.5	65%	2.4%	0%	$5.07
ESPP	0.5	47%	0.2%	0%	$3.06
Nine months ended November 30, 2011
Stock options	4.4	62%	1.2%	0%	$4.92
ESPP	0.5	51%	0.1%	0%	$2.64
Nine months ended November 30, 2010
Stock options	4.6	67%	2.3%	0%	$3.78
ESPP	0.5	44%	0.2%	0%	$2.30

We amortize the fair value of the awards granted, net of estimated forfeitures, as stock-based compensation expense on a straight-line basis over the vesting period.  We estimate forfeitures for our stock options, PSUs, and RSUs at the time of grant.  At the end of each reporting period, we evaluate the probability of the service condition being met and revise those estimates based on actual results, taking into account cancellations related to terminations, as applicable to each award.  In addition, for PSUs granted, we evaluate the probability of meeting the performance criteria at the end of each reporting period to determine how much compensation expense to record.  The estimation of whether the performance targets and service periods will be achieved requires judgment.  To the extent actual results or updated estimates differ from our current estimates, either (a) the cumulative effect on current and prior periods of those changes will be recorded in the period those estimates are revised or (b) the change in estimate will be applied prospectively, depending on whether the change affects the estimate of total stock-based compensation expense to be recognized or merely affects the period over which such expense will be recognized.  The cumulative adjustments in the three and nine months ended November 30, 2011 decreased stock-based compensation expense by approximately $247,000 and $534,000, respectively. The cumulative adjustments in the three and nine months ended November 30, 2010 were not material.

Stock-Based Compensation for Non-Employees

Stock-based compensation expense related to stock awards granted to non-employees is recognized as the awards vest.  We believe that the fair value of the stock-based awards granted is more reliably measurable than the fair value of the services received. The fair value of the stock options granted is calculated using the Black-Scholes option pricing model.  The fair value of RSUs granted is based on the closing price of our common stock on each reporting date.  The fair value of the award is remeasured at each reporting date until the earlier of (a) the performance commitment date or (b) the date the services required under the arrangement have been completed.  Stock-based compensation expense related to awards granted to non-employees for the three and nine months ended November 30, 2011 was approximately $141,000 and $262,000, respectively, and was not material for the three and nine months ended November 30, 2010.

The fair values of unvested options granted to non-employees were calculated using the following assumptions for the periods presented:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2011	2010	2011	2010
Weighted average expected term (in years)	6.2	4.7	6.4	6.2
Expected stock price volatility	61%	65%	61%	67%
Risk-free interest rate	1.6%	1.9%	2.0%	3.1%
Expected dividend yield	0%	0%	0%	0%

Stock-Based Compensation Expense Summary

The following table sets forth the stock-based compensation expense for equity awards recorded in the condensed consolidated statements of operations for the periods presented (in thousands):

	Three Months Ended November 30,		Nine Months Ended November 30,
	2011	2010	2011	2010
Cost of revenue	$465	$484	$1,679	$1,312
Research and development	917	894	3,055	2,443
Sales and marketing	748	625	2,237	2,032
General and administrative	402	582	1,592	1,878
Total stock-based compensation expense	$2,532	$2,585	$8,563	$7,665

The following table summarizes gross unrecognized stock-based compensation expense as of November 30, 2011, excluding estimated forfeitures:

	Unrecognized Stock-Based Compensation Expense	Remaining Weighted Average Recognition Period
	(in thousands)	(in years)
Stock options granted after March 1, 2006	$8,759	2.6
PSUs	3,820	1.5
RSUs	5,494	1.1
ESPP	293	0.4
	$18,366	1.9

8. Income Taxes

In the three and nine months ended November 30, 2011, we recorded income tax expense of approximately $148,000 and $318,000, respectively, compared to income tax expense of $29,000 and $105,000, respectively, in the corresponding periods of the prior year.  The effective tax rate for the three and nine months ended November 30, 2011 was approximately 3% and 2%, respectively, based on our estimated taxable income for the year.  We recorded tax expense primarily for foreign taxes and state minimum taxes.

There were no material changes to our unrecognized tax benefits in the three months ended November 30, 2011 and we do not expect to have any significant changes to unrecognized tax benefits over the next twelve months.  Because of our history of operating losses, all years remain open to audit.

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

As of November 30, 2011, we had three outstanding forward contracts with an aggregate notional principal of approximately $2.8 million, which are summarized as follows (in thousands):

	Notional Principal (Local Currency)	Notional Principal (USD)	Fair Value (USD)	Accumulated Amortized Implicit Interest (USD)
Euro — maturing in December 2012 (1)	€925	$1,251	$3	$—
Euro — maturing in September 2012 and 2013 (1)	1,083	1,544	81	9
	€2,008	$2,795	$84	$9

(1)     Related to multi-year customer arrangements, under which we separately hedge each equal annual billing amount.

We designated these forward contracts as cash flow hedges of foreign currency denominated firm commitments.  Our objective in purchasing these forward contracts was to negate the impact of currency exchange rate movements on our operating results.  We record effective spot-to-spot changes in these cash flow hedges in accumulated other comprehensive income until the hedged transaction takes place.  Combined implied interest on all forward contracts was excluded from effectiveness testing and is being recorded using the straight-line method over the terms of the forward contracts to interest expense and accumulated other comprehensive income.  We did not incur any hedge ineffectiveness in the three and nine months ended November 30, 2011 and 2010.

		Amount of Gain Recognized In Income
		Three Months Ended November 30,		Nine Months Ended November 30,
Derivatives Designated as Hedging Instruments	Location	2011	2010	2011	2010
Forward contracts	Revenue	$11	$106	$140	$246

We expect to ratably reclassify an approximately $5,000 net gain associated with the forward contracts that matured in December 2010, February and November 2011 from accumulated other comprehensive income into revenue over the twelve-month period ending November 30, 2012.

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

The following table summarizes the amounts measured at fair value (in thousands):

	Total	Significant Other Observable Inputs (Level 2)
November 30, 2011
Assets:
Foreign currency forward contracts (1)	$84	$84

February 28, 2011
Liabilities:
Foreign currency forward contracts (1)	$33	$33

(1)     At November 30, 2011, $46 was included in other current assets and $38 was included in other assets on our condensed consolidated balance sheet.  At February 28, 2011, $24 was included in other current liabilities and $9 was included in other long-term liabilities on our condensed consolidated balance sheet.

11. Comprehensive Loss

The following table summarizes the calculation and components of comprehensive loss, net of taxes (in thousands):

	Three Months Ended November 30,		Nine Months Ended November 30,
	2011	2010	2011	2010

Net loss	$(4,987)	$(2,085)	$(16,446)	$(10,802)
Gain reclassified from accumulated other comprehensive income into revenue	(11)	(106)	(140)	(246)
Change in net unrealized gain (loss) and cumulative implied interest on cash flow hedges	208	(124)	88	277
Total comprehensive loss	$(4,790)	$(2,315)	$(16,498)	$(10,771)

12. Restructuring Charges

In the nine months ended November 30, 2011, we recorded approximately $604,000 of expenses associated with the reduction of our workforce as part of our M-Factor post-acquisition integration process to achieve cost savings and operating efficiencies.  Expenses associated with these actions were primarily for severance payments and remaining operating lease obligations as a result of office consolidation.  All expenses have been paid at November 30, 2011, except approximately $80,000 of a remaining operating lease obligation.

13. Subsequent Event

On December 7, 2011, we entered into a definitive agreement and plan of merger (the “Merger Agreement”) with International Business Machines Corporation (“IBM”) and Cudgee Acquisition Corp. (“Sub”), a wholly-owned subsidiary of IBM.  Subject to the terms of the Merger Agreement and subject to the conditions thereof, Sub will merge with and into DemandTec, and DemandTec will become a wholly owned subsidiary of IBM (the “Merger”).  If the Merger is completed, DemandTec’s stockholders will be entitled to receive $13.20 in cash (the “Merger Consideration”) for each share of DemandTec’s common stock owned by them as of the date of the Merger.  The consummation of the merger is subject to certain conditions, including adoption of the Merger Agreement by DemandTec’s stockholders, the continuing accuracy of DemandTec and IBM’s respective representations and warranties, the expiration or termination of any waiting period under the Hart-Scott-Rodino Act of 1976, as amended (which waiting period terminated on January 3, 2012), as well as any similar filings that need to be made in any foreign jurisdictions.  The dates for closing the Merger and for DemandTec’s stockholder meeting to vote on adoption of the Merger Agreement have not yet been determined.  The Merger Agreement contains certain termination rights of IBM and DemandTec and provides that, under specified circumstances, upon termination of the Merger Agreeement, DemandTec will be required to pay IBM a termination fee of $14.0 million.  A description of the Merger Agreement is contained in DemandTec’s Current Report on Form 8-K filed with the SEC on December 7, 2011, and a copy of the Merger Agreement is attached thereto as Exhibit 2.1.  In the three months ended November 30, 2011, we recognized and accrued approximately $2.2 million for non-contingent legal and investment banking advisory service fees incurred as a result of the Merger Agreement.

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

We were incorporated in November 1999 and began selling our software in fiscal 2001.  Our revenue has grown from $43.5 million in fiscal 2007 to $82.4 million in fiscal 2011, and was $66.8 million in the nine months ended November 30, 2011.  Our operating expenses have also increased significantly during these same periods.  We have incurred losses to date and had an accumulated deficit of approximately $119.3 million as of November 30, 2011.  We generate our revenue from delivery of our hosted software and related services to retailers and CP companies.  Our customers generally do not have the contractual right to take possession of the software we host.  Our software service agreements with retailers and CP companies are often large contracts.  The annual contract value for each retail and CP company customer agreement is largely related to the size of the customer.  Our agreements with retail customers are typically one to three years in length and billable annually upfront.  Our advanced deal management agreements with CP companies that leverage the DemandTec network are principally one year in length and much smaller in annual and aggregate contract value than our other CP company customer software services contracts and our retail customer contracts.  Generally, the agreements we have signed in the first fiscal quarter of a fiscal year have had an aggregate annual contract value less than that of the agreements signed in the preceding fiscal fourth quarter.  In addition, the aggregate contract value of agreements signed can fluctuate significantly on a quarterly basis within any given fiscal year.  A significant percentage of our new and existing customer add-on agreements are entered into during the last month, weeks, or even days of each quarter.  We generally recognize the revenue from each agreement ratably over the term of the agreement.  Our ability to maintain or increase revenues depends on our attracting new customers, renewing agreements with our existing customers at comparable prices, and selling add-on software services to existing customers as well as successfully incorporating shopper segmentation and analytics into our offerings.  Historically, some customers or potential customers have elected not to enter into new or renewal contracts and some other customers have renewed at lower prices or for shorter terms.  Further, our revenue will be directly affected by the continued acceptance of our software solutions in the marketplace, as well as the timing, size and term length of our customer agreements.  If we are unable to successfully develop or acquire new software and enhance our existing applications, we may not be able to attract and retain customers or increase or maintain our revenue.

We are headquartered in San Mateo, California.  We have sales and marketing offices in North America and Europe, and conduct research and development operations in India, Russia, and China.  In the quarters ended November 30, 2011 and 2010, approximately 84% and 87%, respectively, of our revenue was attributable to sales of our software to companies located in the United States.  In the nine months ended November 30, 2011 and 2010, approximately 85% and 86%, respectively, of our revenue was attributable to sales of our software to companies located in the United States.  Our ability to achieve profitability will be affected by our revenue as well as by the level of our operating expenses associated with growing our business. Our largest category of operating expenses is research and development expenses, and the largest component of our operating expenses is personnel costs.

In March 2011, we acquired M-Factor, Inc. (“M-Factor”), a provider of predictive analytics software for CP companies that optimizes marketing mix and trade investment spending.  M-Factor is a software-as-a-service company that enables consumer products companies to continuously analyze, forecast, and optimize marketing investments and trade spending.  The services deliver optimized action plans, reliable forecasts for plans and “what-if” scenarios, and reports that decompose the drivers of sales volume to explain why results came out as they did.  The aggregate purchase price was $9.5 million in cash, of which $9.0 million was paid to M-Factor investors upon closing.  The remaining $500,000 is being held by the Company to secure potential indemnification obligations of M-Factor investors and will be released approximately sixteen months after the closing, to the extent not used to satisfy the indemnity obligations.  We accounted for the M-Factor acquisition as a business combination.  See Note 2 of the Notes to Condensed Consolidated Financial Statements.  After the M-Factor acquisition, we reduced our workforce and consolidated facilities to achieve cost savings and operating efficiencies, and consequently recorded approximately $604,000 of restructuring charges in the nine months ended November 30, 2011.  In addition, we incurred approximately $1.0 million of non-recurring personnel-related costs for transitional employees, redundant facility costs, and integration related professional services fees in the three months ended May 31, 2011 which would not have otherwise been incurred in the period presented as a part of our continuing operations.

As of December 30, 2011, we had approximately 33.8 million shares of common stock outstanding, excluding approximately 8.2 million shares subject to outstanding options, performance stock units, restricted stock units, and rights under our employee stock purchase program. The issuance of shares upon the exercise of these options and settlement of these units, as well as the grant of additional options and units pursuant to our equity compensation plans, would result in additional dilution and may adversely impact our earnings per share.  See Note 7 of Notes to Condensed Consolidated Financial Statements.

Recent Development

On December 7, 2011, we entered into a definitive agreement and plan of merger (the “Merger Agreement”) with International Business Machines Corporation (“IBM”) and Cudgee Acquisition Corp. (“Sub”), a wholly-owned subsidiary of IBM.  Subject to the terms of the Merger Agreement and subject to the conditions thereof, Sub will merge with and into DemandTec, and DemandTec will become a wholly owned subsidiary of IBM (the “Merger”).  If the Merger is completed, DemandTec’s stockholders will be entitled to receive $13.20 in cash (the “Merger Consideration”) for each share of DemandTec’s common stock owned by them as of the date of the Merger.  The consummation of the merger is subject to certain conditions, including adoption of the Merger Agreement by DemandTec’s stockholders, the continuing accuracy of DemandTec and IBM’s respective representations and warranties, the expiration or termination of any waiting period under the Hart-Scott-Rodino Act of 1976, as amended (which waiting period terminated on January 3, 2012), as well as any similar filings that need to be made in any foreign jurisdictions.  The dates for closing the Merger and for DemandTec’s stockholder meeting to vote on adoption of the Merger Agreement have not yet been determined.  The Merger Agreement contains certain termination rights of IBM and DemandTec and provides that, under specified circumstances, upon termination of the Merger Agreeement, DemandTec will be required to pay IBM a termination fee of $14.0 million.  A description of the Merger Agreement is contained in DemandTec’s

Current Report on Form 8-K filed with the SEC on December 7, 2011, and a copy of the Merger Agreement is attached thereto as Exhibit 2.1.  In the three months ended November 30, 2011, we recognized and accrued approximately $2.2 million for non-contingent legal and investment banking advisory service fees incurred as a result of the Merger Agreement.  We expect to incur additional non-contingent legal and other acquisition-related costs in the fiscal quarter ending February 29, 2012.  In addition, fees that are contingent upon the consummation of the merger include approximately $4.4 million for investment banking transaction fees.

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

During the nine months ended November 30, 2011, there were no significant changes in our critical accounting policies.  Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended February 28, 2011 and Note 1 of Notes to Condensed Consolidated Financial Statements included herein for a more complete discussion of our critical accounting policies and estimates.

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

	Three Months Ended November 30,		Nine Months Ended November 30,
	2011	2010	2011	2010
	(in thousands)
Revenue	$22,313	$21,670	$66,795	$60,103

Three and Nine Months Ended November 30, 2011 Compared to the Three and Nine Months Ended November 30, 2010.  Revenue for the three months ended November 30, 2011 increased approximately $643,000, or 3%, compared to the corresponding period of the prior year, primarily due to $2.0 million of revenue from new customers, of which approximately $514,000 was derived from acquired M-Factor customer contracts, offset by a $1.4 million decrease in revenue from existing customers.  Revenue for the nine months ended November 30, 2011 increased approximately $6.7 million, or 11%, compared to the corresponding period of the prior year, primarily due to $5.0 million of revenue from new customers, of which approximately $2.4 million was derived from acquired M-Factor customer contracts, and a $1.7 million increase in revenue from existing customers.  New customers are those that did not contribute any revenue in the three and nine months ended November 30, 2010.  Existing customers are those that contributed revenue in each of the periods presented.

In each of the three and nine months ended November 30, 2011, one customer accounted for 22% of total revenue. In the three months ended November 30, 2010, two customers accounted for 23% and 12%, respectively, of total revenue.  In the nine months ended November 30, 2010, two customers accounted for 20% and 11%, respectively, of total revenue.

Percentages of total revenue by customer type and geographic region for the periods presented were as follows:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2011	2010	2011	2010
By customer type:
Retail	77%	82%	77%	81%
CP	23	18	23	19
Total revenue	100%	100%	100%	100%
By location:
United States	84%	87%	85%	86%
International	16	13	15	14
Total revenue	100%	100%	100%	100%

Revenue from CP companies and from customers located outside the United States continued to increase as a percentage of total revenue in the three and nine months ended November 30, 2011 compared to the corresponding periods of the prior year, largely as a result of incremental revenue from former M-Factor customers, all of which are CP companies.  Over the long term, we expect that revenue from CP companies and international customers will increase as a percentage of total revenue on an annual basis.

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

	Three Months Ended November 30,		Nine Months Ended November 30,
	2011	2010	2011	2010
	(dollars in thousands)
Revenue	$22,313	$21,670	$66,795	$60,103
Cost of revenue	8,012	7,468	25,627	21,664
Gross profit	14,301	14,202	41,168	38,439
Gross margin	64%	66%	62%	64%

Three and Nine Months Ended November 30, 2011 Compared to the Three and Nine Months Ended November 30, 2010.  Cost of revenue in the three and nine months ended November 30, 2011 increased approximately $544,000, or 7%, and $4.0 million, or 18%, respectively, from the corresponding periods of the prior year, primarily due to increased personnel-related costs, data center costs, allocated overhead costs, and amortization of purchased intangible assets associated with the AIS and M-Factor acquisitions.

Personnel-related costs in the three and nine months ended November 30, 2011 increased $259,000 and $1.9 million, respectively, compared to the corresponding periods of the prior year.  Average headcount increased by approximately 12 and 20, respectively, in the three and nine months ended November 30, 2011 compared to the corresponding periods of the prior year, primarily due to the M-Factor acquisition.  In addition, stock-based compensation expense, which is a component of personnel-related costs, increased $367,000 in the nine months ended November 30, 2011 compared to the corresponding period of the prior year as we granted additional PSUs and RSUs in April 2011.  Expenses associated with our data center in Mesa, Arizona in the three and nine months ended November 30, 2011 increased $145,000 and $824,000, respectively, compared to the corresponding periods of the prior year, as we expanded our infrastructure to handle the increased level of customer data processed and analyzed to embed shopper segments and insights in our service offerings and replaced old equipment.  Allocated overhead costs in the three and nine months ended November 30, 2011 increased $198,000 and $607,000, respectively, compared to the corresponding periods of the prior year, largely due to increased headcount and facility-related and IT costs allocated to cost of revenue, which included some non-recurring charges related to our office consolidation. Amortization of purchased intangible assets decreased $107,000 in the three months ended November 30, 2011 but increased $405,000 in the nine months ended November 30, 2011, compared to the corresponding periods of the prior year, due to the increased amortization expenses from the purchased developed technologies associated with the AIS and M-Factor acquisitions that were partially offset by decreased amortization expenses from intangible assets associated with the TradePoint and Connect3 acquisitions that became fully amortized in October and August 2011, respectively.

Our gross margin decreased to 64% and 62%, respectively, in each of the three and nine months ended November 30, 2011 compared to 66% and 64% in the corresponding periods of the prior year, primarily due to increased personnel-related costs associated with the AIS and M-Factor acquisitions and the expansion of the infrastructure of our data centers.  We anticipate that, in the short term, our gross margin will remain flat or increase slightly.

Research and Development Expenses

Research and development expenses include personnel costs for our research, product management and software development personnel, and allocated overhead expenses. We devote substantial resources to extending our existing software applications as well as to developing new software.

	Three Months Ended November 30,		Nine Months Ended November 30,
	2011	2010	2011	2010
	(dollars in thousands)
Research and development	$8,464	$8,011	$26,722	$23,557
Percent of revenue	38%	37%	40%	39%

Three and Nine Months Ended November 30, 2011 Compared to the Three and Nine Months Ended November 30, 2010.  Research and development expenses in the three and nine months ended November 30, 2011 increased approximately $453,000, or 6%, and $3.2 million, or 13%, respectively, from the corresponding periods of the prior year, primarily due to increased personnel-related costs and consulting expenses.

Personnel-related costs in the three and nine months ended November 30, 2011 increased $182,000 and $1.9 million, respectively, compared to the corresponding periods of the prior year.  Average headcount increased by approximately 13 and 18, respectively, in the three and nine months ended November 30, 2011, primarily due to our recently established development presence in India and employees retained from our M-Factor acquisition.  Stock-based compensation expense, which is a component of personnel-related costs, increased approximately $612,000 in the nine months ended November 30, 2011 compared to the corresponding period of the prior year, primarily due to additional PSUs and RSUs granted in April 2011.  Consulting expenses increased $248,000 and $977,000, respectively, in the three and nine months ended November 30, 2011 from the corresponding periods of the prior year, as we expanded our outsourced research and development services in China, retained third-party consulting services in Russia as part of the AIS acquisition, and supplemented our development efforts related to apparel retailing by using outside consultants.

We intend to continue to invest significantly in our research and development efforts because we believe these efforts are essential to maintaining our competitive position over the long-term.  In the short term, we expect that research and development costs will increase in absolute dollars.  Over time, we expect that our research and development costs will decrease as a percentage of revenue.

Sales and Marketing Expenses

Sales and marketing expenses include personnel costs for our sales and marketing personnel, including commissions and incentives, travel and entertainment expenses, marketing programs such as product marketing, events, corporate communications and other brand building expenses, and allocated overhead expenses.

	Three Months Ended November 30,		Nine Months Ended November 30,
	2011	2010	2011	2010
	(dollars in thousands)
Sales and marketing	$5,787	$5,629	$19,412	$17,616
Percent of revenue	26%	26%	29%	29%

Three and Nine Months Ended November 30, 2011 Compared to the Three and Nine Months Ended November 30, 2010.  Sales and marketing expenses in the three and nine months ended November 30, 2011 increased approximately $158,000, or 3%, and $1.8 million, or 10%, respectively, from the corresponding periods of the prior year.  The increase in the three months ended November 30, 2011 was primarily due to increased personnel-related costs, partially offset by decreased outside consulting costs.  The increase in the nine months ended November 30, 2011 was primarily due to increased personnel-related costs, outside consulting, and travel-related expense, partially offset by decreased bad debt expense.

Personnel-related costs in the three and nine months ended November 30, 2011 increased $247,000 and $1.8 million, respectively, compared to the corresponding periods of the prior year, primarily attributable to increases in stock-based compensation expense, severance expense and employer payroll tax in both the three and nine month periods, and commission and salary expenses in the nine-month period only.  Stock-based compensation expense, a component of personnel-related costs, increased $122,000 and $205,000 in the three and nine months ended November 30, 2011 as a result of the grant of PSUs and RSUs in April 2011.  Severance expense in the three and nine months ended November 30, 2011 was associated with the termination of sales employees.  Increased employer payroll tax, associated with settlement of stock awards and increased commission payments to non-U.S. employees, also contributed to the increased personnel-related costs.  Average sales and marketing headcount decreased by approximately four in the three months ended November 30, 2011, but increased by approximately three in the nine months ended November 30, 2011, compared to the corresponding periods of the prior year.  Commission expense increased in the nine months ended November 30, 2011 compared to the corresponding period of the prior year as a result of increased sales.

Consulting and marketing-related expenses decreased $187,000 during the three months ended November 30, 2011, but increased $217,000 in nine months ended November 30, 2011, compared to the corresponding periods of the prior year. The decrease in the three months ended November 30, 2011 was largely the result of a reduction in marketing-related initiative spending, including tradeshow and advertising spending.  The increase in the nine months ended November 30, 2011 was primarily attributable to consulting services associated with developing our collaborative optimization network, as well as increased spending on our annual DemandBetter user conference and other marketing initiatives in the first fiscal quarter ended May 31, 2011.

Travel-related expense in the nine months ended November 30, 2011 increased $197,000 from the corresponding period of the prior year, as a result of user conferences and other marketing events as well as increased international travel.

Partially offsetting the increases in sales and marketing expense in the nine months ended November 30, 2011 was a $485,000 decrease in bad debt expense, as we fully reserved for a customer invoice that was in dispute in the nine months ended November 30, 2010 and had no similar charges in the nine months ended November 30, 2011.

We expect that, in the short term, sales and marketing expenses may increase slightly or remain flat in absolute dollars.

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

	Three Months Ended November 30,		Nine Months Ended November 30,
	2011	2010	2011	2010
	(dollars in thousands)
General and administrative	$2,336	$2,433	$7,665	$7,273
Percent of revenue	10%	11%	11%	12%

Three and Nine Months Ended November 30, 2011 Compared to the Three and Nine Months Ended November 30, 2010.  General and administrative expenses in the three months ended November 30, 2011 decreased $97,000, or 4%, primarily due to a decrease in stock-based compensation expense, but increased $392,000, or 5%, in the nine months ended November 30, 2011 compared to the corresponding periods of the prior year, primarily due to an increase in personnel-related costs and professional services expense.

The decrease in general and administrative expenses in the three months ended November 30, 2011 compared to the corresponding period of the prior year was primarily due to a decrease of $180,000 in stock-based compensation expense as the PSUs granted to executives based on our fiscal 2011 performance metrics became fully vested and we revised the number of PSUs associated with fiscal 2012 performance metrics that we expect to vest.  The increase in general and administrative expenses in the nine months ended November 30, 2011 compared to the corresponding period of the prior year was primarily attributable to an increase of $304,000 in accounting and legal services costs, including costs associated with the M-Factor acquisition and a litigation matter with an M-Factor customer.  In addition, payroll-related expense increased $132,000 as the average headcount increased by approximately three. The increases were partially offset by a decrease of $286,000 in stock-based compensation expense for PSUs.

In the short term, we expect that general and administrative expenses may increase slightly or remain flat in absolute dollars.

Amortization of Purchased Intangible Assets

	Three Months Ended November 30,		Nine Months Ended November 30,
	2011	2010	2011	2010
	(dollars in thousands)
Amortization of purchased intangible assets	$210	$217	$632	$800
Percent of revenue	1%	1%	1%	1%

Three and Nine Months Ended November 30, 2011 Compared to the Three and Nine Months Ended November 30, 2010.  Expenses associated with amortization of purchased intangible assets (recognized as a component of operating expenses) decreased $7,000 and $168,000, respectively, in the three and nine months ended November 30, 2011 from the corresponding periods of the prior year.  The decreases were primarily due to full amortization of intangible assets associated with certain intangible assets from prior acquisitions, partially offset by increased amortization expense from the intangible assets associated with our recent AIS and M-Factor acquisitions.  Intangible assets are being amortized using the straight-line method over their estimated useful lives, with an estimated weighted average period of 2.9 years remaining at November 30, 2011.

We expect that, in the short term, amortization expense relating to the existing purchased intangible assets (recognized as a component of operating expenses) will remain flat, absent any impairment loss.

Other Income (Expense), Net

	Three Months Ended November 30,		Nine Months Ended November 30,
	2011	2010	2011	2010
	(in thousands)
Interest income	$38	$62	$108	$190
Interest expense	(14)	(26)	(37)	(70)
Other income (expense)	(145)	(4)	(110)	(10)
Other income (expense), net	$(121)	$32	$(39)	$110

Three and Nine Months Ended November 30, 2011 Compared to the Three and Nine Months Ended November 30, 2010.  Other income, net decreased in the three and nine months ended November 30, 2011 compared to the corresponding periods of the prior year, primarily due to foreign currency exchange losses associated with certain unhedged customer receivables and cash balances denominated in Euros as a result of the weakening of the Euro against the U.S. dollar.  Also contributing to the decrease in other income, net was the decreased interest income as a result of lower interest rates on invested cash and marketable securities.

Provision for Income Taxes

	Three Months Ended November 30,		Nine Months Ended November 30,
	2011	2010	2011	2010
	(in thousands)
Provision for income taxes	$148	$29	$318	$105

Three and Nine Months Ended November 30, 2011 Compared to the Three and Nine Months Ended November 30, 2010.  In the three and nine months ended November 30, 2011, we recorded income tax expense of approximately $148,000 and $318,000, respectively, compared to $29,000 and $105,000 in the corresponding periods of the prior year.  The effective tax rate for the three and nine months ended November 30, 2011 was approximately 3% and 2%, respectively, based on our estimated taxable income for the year.  We recorded tax expenses primarily for foreign taxes and state minimum taxes.  Foreign taxes increased in the three and nine months ended November 30, 2011 compared to the corresponding periods of the prior year, primarily due to withholding taxes on sales to non-U.S. customers.

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

Stock-Based Compensation Expense

	Three Months Ended November 30,		Nine Months Ended November 30,
	2011	2010	2011	2010
	(in thousands)
Stock-based compensation expense	$2,532	$2,585	$8,563	$7,665

Stock-based compensation expense decreased approximately $53,000 in the three months ended November 30, 2011, but increased approximately $898,000 in the nine months ended November 30, 2011, compared to the corresponding periods of the prior year.

The net decrease in the three-month period was primarily due to lower expenses due to the vesting of PSUs and RSUs granted to certain employees in fiscal 2010 and 2011 and the grant of fewer options relative to prior years.  The decrease was largely offset by an increase in expenses associated with RSUs and PSUs granted in fiscal 2012.

The net increase in the nine-month period was primarily attributable to the RSUs granted to employees in fiscal 2011 and 2012, including former M-Factor employees, and PSUs granted in fiscal 2012.  The increase was partially offset by lower expenses associated with vesting of PSUs granted to certain employees in fiscal 2010 and 2011 that became vested in the twelve months ended November 30, 2011.

See Note 7 of Notes to Condensed Consolidated Financial Statements for the amount of gross unrecognized stock-based compensation expense at November 30, 2011, and further explanation of how we derive and account for these estimates.  We expect that stock-based compensation expense will vary over the long term depending on the timing and magnitude of equity incentive grants and revisions to our estimates of the number of shares expected to vest.

Liquidity and Capital Resources

At November 30, 2011, our principal sources of liquidity consisted of cash, cash equivalents, and marketable securities of $66.4 million, accounts receivable (net of allowance) of $14.7 million, and available borrowing capacity under our credit facility of $19.1 million, after a reduction of approximately $917,000 to secure the operating lease commitment associated with our San Mateo headquarters facility.

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

	Nine Months Ended November 30,
	2011	2010
	(in thousands)
Net cash provided by operating activities	$1,799	$5,678
Net cash used in investing activities	(13,254)	(13,705)
Net cash provided by financing activities	3,814	3,069

Operating Activities

Our cash flows from operating activities in any period are significantly influenced by the number of customers using our software, the number and size of new customer contracts, the timing of renewals of existing customer contracts, and the timing of payments by these customers. Our largest source of operating cash flows is cash collections from our customers, which results in decreases to accounts receivable. Our primary uses of cash in operating activities are for personnel-related expenditures and rent payments. Our cash flows from operating activities in any period will continue to be significantly affected by the extent to which we add new customers, renew existing customers, collect payments from our customers and increase personnel to grow our business.  Additionally, certain executives received all or a portion of their fiscal 2011 annual variable compensation in the form of PSUs rather than cash, which had a beneficial impact on cash flows from operating activities in the nine months ended November 30, 2011.

Net cash provided by operating activities in the nine months ended November 30, 2011 was $1.8 million compared to $5.7 million in the corresponding period of the prior year.  Cash collections from our customers decreased approximately $1.1 million in the nine months ended November 30, 2011 compared to the corresponding period of the prior year.  In addition to the decrease in cash collections, operating expenses increased, primarily as a result of increased headcount associated with the M-Factor acquisition in the nine months ended November 30, 2011.

We anticipate that the economic environment may not improve in the near term and, as a result, the signing of customer contracts and the collection of cash will continue to remain challenging and unpredictable, thereby impacting our cash generation.  In addition, in the three months ending February 29, 2012, we expect to pay off the $2.2 million of the accrued non-contingent legal and investment banking advisory service fees associated with the merger with IBM. We expect to incur additional non-contingent legal and other acquisition-related costs in the fiscal quarter ending February 29, 2012.  Fees that are contingent upon the consummation of the merger include approximately $4.4 million for investment banking transaction fees.

Investing Activities

Our primary investing activities have been capital expenditures on equipment for our data center, investment in marketable securities, and payments for businesses acquisitions.

In the nine months ended November 30, 2011, net cash used in investing activities was $13.3 million compared to $13.7 million in the corresponding period of the prior year.  In the nine months ended November 30, 2011, we paid approximately $8.7 million associated with the M-Factor acquisition (net of cash received) and $3.4 million in capital expenditures and used approximately $1.2 million of cash for the net purchase of marketable securities.  In the nine months ended November 30, 2010, we had an $8.8 million cash outflow in net purchases of marketable securities, spent $3.6 million in capital expenditures, and paid $900,000 cash to former Connect3 shareholders and $426,000 cash to former TradePoint shareholders related to these prior acquisitions.

Financing Activities

Our primary financing activities have been the exercise of stock options, the sale of shares pursuant to our ESPP, and borrowings and repayments under our credit facilities.

In the nine months ended November 30, 2011, net cash provided by financing activities was approximately $3.8 million, all from the issuance of common stock under our equity incentive plans.  In the nine months ended November 30, 2010, net cash from financing activities was approximately $3.1 million.  Net proceeds from issuance of common stock was approximately $4.0 million, partially offset by a $937,000 cash payment to fulfill employee federal and state withholding tax obligations in connection with the vesting and settlement of certain outstanding RSUs.

We believe that our cash, cash equivalents, and marketable securities balances at November 30, 2011, along with cash provided by operating activities, if any, will be sufficient to fund our projected operating requirements for at least the next twelve months. We may need to raise additional capital or incur debt to continue to fund our operations over the long term. Our future capital requirements will depend on many factors, including revenues, profits or losses incurred therefrom, any expansion of our workforce, the timing and extent of any expansion into new markets, the timing of introductions of any new functionality and enhancements to our software, the timing and size of any acquisitions of other companies or assets and the continuing market acceptance of our software. We may enter into arrangements for potential acquisitions of complementary businesses, services or technologies, which also could require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

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

At February 28, 2011, the future minimum payments under our lease commitments, contractual commitments, and amounts due for merger consideration were as follows:

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(In thousands)
Operating leases (1)	$10,653	$3,043	$5,232	$2,366	$12
Contractual commitments (2)	2,187	2,187	—	—	—
AIS acquisition consideration payable	475	—	475	—	—
Total contractual obligations	$13,315	$5,230	$5,707	$2,366	$12

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Risk

As we operate internationally and fund our international operations, our cash and cash equivalents could be affected by fluctuations in foreign exchange rates.  In each of the three and nine months ended November 30, 2011 and 2010, the foreign currency exchange rate effect on our cash and cash equivalents was not significant.

Certain of our international sales agreements are denominated in the country of origin currency, and therefore our revenue and receivables are subject to foreign currency risk. Also, some of our operating expenses and cash flows are denominated in foreign currencies and, thus, are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the exchange rates for the British Pound and the Euro. We periodically enter into foreign exchange forward contracts to reduce exposure in non-U.S. dollar denominated receivables. We formally assess, both at a hedge’s inception and on an ongoing basis, whether the derivatives used in hedging transactions are highly effective in negating currency risk. At November 30, 2011, we had three outstanding forward foreign exchange contracts to sell Euros for U.S. dollars that mature between September 2012 and September 2013, with an aggregate notional principal of approximately €2.0 million (or approximately $2.8 million). We do not enter into derivative financial instruments for speculative or trading purposes.

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

Interest Rate Sensitivity

We had cash and cash equivalents totaling $18.8 million and marketable securities totaling $47.6 million at November 30, 2011. These amounts were invested primarily in government securities and corporate notes and bonds with credit ratings of at least A-1 or better, money market funds registered with the SEC under rule 2a-7 of the Investment Company Act of 1940, and interest-bearing demand deposit accounts.  By policy, we limit the amount of credit exposure to any one issuer and we do not enter into investments for trading or speculative purposes.  Our cash and cash equivalents and marketable securities are held and invested with capital preservation as the primary objective.

Our cash equivalents and marketable securities are subject to market risk due to changes in interest rates.  Fixed-rate interest securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. However, because we classify our marketable securities as “held-to-maturity,” no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other-than-temporary. We believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.  Declines in interest rates, however, will reduce future investment income, if any. For instance, a fluctuation in interest rates of 100 basis points at November 30, 2011 would result in a change of approximately $664,000 in annual interest income.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2011, the end of the period covered by this Quarterly Report on Form 10-Q. This evaluation (the “controls evaluation”) was done under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).  Disclosure controls and procedures means controls and other procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed such that information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.  Based on the controls evaluation, our CEO and CFO have concluded that as of November 30, 2011, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC and to ensure that material information relating to the Company and our consolidated subsidiaries is  made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are aware of one purported class action lawsuit filed in the Superior Court of the State of California in and for the County of Santa Clara that an alleged DemandTec stockholder has filed against us, each member of our board of directors, IBM and Cudgee Acquisition Corp. in connection with the Merger. The complaint asserts claims for breach of fiduciary duty and aiding and abetting breach of fiduciary duty and seeks equitable relief, including an injunction preventing the consummation of the Merger, rescission in the event the Merger is consummated, and an award of damages. The outcome of any such litigation is uncertain. If a dismissal is not granted or a settlement is not reached, this lawsuit could prevent or delay completion of the Merger and result in substantial costs to us, including any costs associated with the indemnification of our directors and officers. Other DemandTec shareholders may also file additional lawsuits against us, IBM, and/or our directors and officers in connection with the Merger.

In addition, we have from time to time become involved in legal matters that arise in the normal course of business and otherwise. For example, we are currently involved in arbitration proceedings with an M-Factor customer associated with that customer’s failure to pay amounts due under, and purported termination of, their agreement with M-Factor relating to certain services which is in the second year of a three year committed term.  Beginning in our quarter ended November 30, 2011, that customer began withholding quarterly amounts, currently $573,000, due under the agreement.  We are continuing to assess the impact of this dispute.  We are currently assessing the potential impact of the dispute, which is at an early stage.  There can be no assurance that this matter or other third party claims and litigation that may arise in the future will not have a material adverse effect on our business, financial position, results of operations, or cash flows, including a loss of customers, or subject us to significant financial or other remedies.

Item 1A. Risk Factors

Set forth below and elsewhere in this Quarterly Report on Form 10-Q, and in other documents we file with the Securities and Exchange Commission, or SEC, are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Quarterly Report on Form 10-Q and in other written and oral communications from time to time. Because of the following factors, as well as other variables affecting our operating results, past financial performance should not be considered as a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods. The risks and uncertainties identified below and elsewhere in this Quarterly Report on Form 10-Q generally relate to our continued operation on a standalone basis and may be impacted by the announcement and pendency of our agreement to be acquired by International Business Machines Corporation discussed below and under “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Recent Development.”

Risks Related to Our Business and Industry

The announcement and pendency of our agreement to be acquired by IBM could adversely affect our business.

On December 7, 2011, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with International Business Machines Corporation (“IBM”), and Cudgee Acquisition Corp. (“Sub”), a Delaware corporation and wholly-owned subsidiary of IBM, pursuant to which, and subject to the conditions thereof, Sub will merge with and into DemandTec (the “Merger”), and DemandTec will become a wholly-owned subsidiary of IBM. If the Merger is completed, DemandTec’s stockholders will be entitled to receive $13.20 in cash for each share of DemandTec’s common stock owned by them as of the date of the Merger.  The Merger is conditioned upon, among other things, stockholder approval of the transaction, certain regulatory approvals and other customary closing conditions. Although we will continue to operate as a separate entity until the transaction closes, we have made certain representations and warranties related to our business and operations and have agreed to specified covenants in the Merger Agreement, including covenants relating to the conduct of our business between the date of the Merger Agreement and the closing of the Merger, restrictions on solicitation of proposals for alternative transactions, public disclosures and other matters. The announcement and pendency of the Merger, or any significant delay in the consummation of the Merger, could cause disruptions in our business, including affecting our relationship with our customers, vendors and employees, which could have a material adverse effect on our business, financial results and operations.

The failure to complete the Merger could materially adversely affect our business.

There is no assurance that our acquisition by IBM will occur. If the proposed Merger or a similar transaction is not completed, the share price of our common stock may decline to the extent that the current market price of our common stock reflects an assumption that a transaction will be completed. In addition, as set forth in the Merger Agreement, we may be required to pay IBM a termination fee of $14.0 million (the “Termination Fee”) if the Merger Agreement is terminated under certain circumstances. The payment of a Termination Fee may have a material adverse impact on our financial condition.  Further, a failure to complete the Merger may result in negative publicity and a negative impression of us in the investment community or with customers, potential customers, partners and vendors.

Pending litigation against us could result in an injunction preventing the completion of the Merger or a judgment resulting in the payment of damages in the event the Merger is completed.

We are aware of one purported class action lawsuit filed in the Superior Court of the State of California in and for the County of Santa Clara that an alleged DemandTec stockholder has filed against us, each member of our board of directors, IBM and Cudgee Acquisition Corp. in connection with the Merger. The complaint asserts claims for breach of fiduciary duty and aiding and abetting breach of fiduciary duty and seeks equitable relief, including an injunction preventing the consummation of the Merger, rescission in the event the Merger is consummated, and an award of damages. The outcome of any such litigation is uncertain. If a dismissal is not granted or a settlement is not reached, this lawsuit could prevent or delay completion of the Merger and result in substantial costs to us, including any costs associated with the indemnification of our directors and officers. Other DemandTec shareholders may also file additional lawsuits against us, IBM, and/or our directors and officers in connection with the Merger.

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

Factors that may affect our operating results include:

•	any impacts of the pendency of our proposed acquisition by IBM;

•	our ability to increase sales to existing customers and to renew agreements with our existing customers at comparable prices, particularly larger retail customers;

•	our ability to attract new customers, particularly larger retail and consumer products customers in both domestic and foreign markets;

•	changes in our pricing policies or those of our competitors, or pricing pressure on our software services;

•	periodic fluctuations in demand for our software and services;

•	volatility in the sales of our solutions on a quarterly basis and timing of the execution of new and renewal agreements within such quarterly periods;

•	reductions in customers’ budgets for information technology purchases and/or delays in their purchasing cycles;

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

We have in the past experienced, and we may continue to experience, significant variations in our level of sales on a quarterly basis. In addition, we have at times failed to meet, and we may in the future fail to meet, our internal periodic bookings plans.  In the past, some of our customers have delayed or failed to renew their agreements with us upon expiration, or have renewed at lower prices.  For example, during the nine months ended November 30, 2011, a number of retail customers and CP companies either did not renew their agreements, purported to terminate their agreement with us,  reduced the scope of their services, renewed at a lower rate, or delayed moving forward from a pilot program to a full-scale implementation.  Such variations in our sales, or delays in signing or a failure to sign or renew significant customer agreements, have led to significant fluctuations in our cash flows and deferred revenue on a quarterly and annual basis.  For example, we used approximately $6.8 million of net cash in operations in fiscal 2010, while we generated approximately $9.2 million and $13.8 million of net cash from operations in fiscal 2011 and 2009, respectively.

We have a history of losses and we may not achieve or sustain profitability in the future.

We have a history of losses and have not achieved profitability in any fiscal year. We had net losses of $13.7 million, $11.8 million and $5.0 million in fiscal 2011, 2010 and 2009, respectively, and had a net loss of $16.4 million in the nine months ended November 30, 2011.  As of November 30, 2011, we had an accumulated deficit of $119.3 million. We expect to continue to incur net losses in fiscal 2012 and perhaps beyond. In addition, our cost of revenue and operating expenses may increase in future periods as we implement initiatives to continue to grow our business, or if we need to procure additional capital equipment, software, or data center space to handle increased customer data. If we are unable to increase our revenue to offset these expected increases in our fixed costs and expenses, our losses will increase. Accordingly, we cannot provide assurance that we will be able to achieve or maintain profitability in the future.

We depend on a small number of customers, which are primarily retailers, and, to a lesser extent, consumer products companies, and our growth, if any, depends upon our ability to add new and retain existing customers.

We derive a significant percentage of our revenue from a relatively small number of customers, which are primarily retailers, and, to a lesser extent, consumer products companies.  The loss of any one or more of those customers could decrease our revenue and harm our current and future operating results.  For example, during the nine months ended November 30, 2011, a number of retail customers and CP companies either did not renew their agreements, purported to terminate their agreement with us, reduced the scope of their services, renewed at a lower rate, or delayed moving forward from a pilot program to a full-scale implementation.  In June 2010, we signed a multi-year agreement with Target Corporation (“Target”) for substantially all of our current and certain potential future software services. In fiscal 2011, revenue from Target represented approximately 21% of our revenue.  In the nine months ended November 30, 2011 and 2010, Target accounted for approximately 22% and 20%, respectively, of our revenue and our retail customers accounted for 77% and 81%, respectively, of our revenue.  Although our largest customers may vary from period to period, we anticipate that we will continue to depend on revenue from a relatively small number of our large retail customers and, to a lesser extent, CP customers.  Further, our ability to grow revenue depends on our ability to increase sales to existing customers, to renew agreements with our existing customers and to attract new customers.  If we are unable to add new and retain existing customers, this will adversely affect our revenue and results of operations.

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

To maintain and grow our revenue, we must achieve and maintain high levels of customer renewals. We sell our software pursuant to agreements with initial terms that are generally from one to three years in length. Our customers have no obligation to renew their agreements after the expiration of their term. The fees we charge for our solutions vary based on a number of factors, including the software, service and hosting components provided, the size of the customer, and the duration of the agreement term. Our initial agreements with customers may include fees for software, services or hosting components that may not be needed upon renewal. As a consequence, if we renew these agreements, we may receive lower total fees. In addition, if an agreement is renewed for a term longer than the preceding term, we may receive total fees in excess of total fees received in the initial agreement but a smaller average annual fee because we generally charge lower annual fees in connection with agreements with longer terms. In any of these situations, we would need to sell additional software, services or hosting in order to maintain the same level of annual fees from that customer. There can be no assurance that we will be able to renew these agreements in a timely manner, on favorable terms, or at all, or to sell additional software or services or sell to new customers. In the past, certain of our customers have elected not to renew their agreements with us or have renewed on less favorable terms, including during the nine months ended November 30, 2011.  Our customer renewal rates may decline or fluctuate as a result of a number of factors, including our customers’ satisfaction or dissatisfaction with our software, the price of our software, the prices of competing products and services, consolidation within our customer base, customer bankruptcies, or reductions in our customers’ information technology spending levels. If our customers do not renew their agreements for our software for any reason, or if they renew on less favorable terms, our revenue will decline and our cash flow will be negatively impacted.

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

In addition, an acquisition may negatively impact our results of operations because we may incur additional expenses relating to one-time charges, write-downs, amortization of intangible assets, or tax-related expenses, or bringing on additional personnel.  For example, our acquisition of Connect3 in February 2009 resulted in approximately $1.8 million and $2.2 million of amortization of purchased intangible assets in fiscal 2011 and 2010, respectively, and a $150,000 of write-off of in-process research and development costs in fiscal 2009.  The remaining carrying amount of approximately $626,000 associated with the Connect3 acquisition was fully amortized in the nine months ended November 30, 2011.  Our acquisition of M-Factor in March 2011 resulted in approximately $922,000 of amortization of purchased intangible assets in the nine months ended November 30, 2011.  We anticipate the aggregate amortization of purchased intangible assets associated with the M-Factor acquisition will be approximately $307,000 in the fourth quarter of fiscal 2012 and $1.2 million and $703,000 in fiscal 2013 and 2014, respectively, and will decline thereafter.  In addition, the incremental expenses associated with M-Factor contributed to our increase in operating loss for the three and nine months ended November 30, 2011 compared to the corresponding periods of the prior year.  In order to compensate for the dilutive effect of the acquisition, we reduced our workforce, resulting in a $604,000 restructuring charge in the nine months ended November 30, 2011.

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

We market our software to large retailers and CP companies, and sales to these customers are complex efforts that involve educating our customers about the use and benefits of our software, including its technical capabilities. Customers typically undertake a significant evaluation process that can result in a lengthy sales cycle, in some cases over twelve months. We spend substantial time, effort, and money in our sales efforts without any assurance that our efforts will generate long-term agreements or any revenue. In addition, customer sales decisions are frequently influenced by macroeconomic factors, budget constraints, multiple approvals, changes in key customer personnel, and unplanned administrative, processing and other delays.  During the nine months ended November 30, 2011, two retail customers completed the initial phases of their projects with us, one of which has not yet moved forward with the next phase pending internal budget approval.  If sales expected from a specific customer are not realized, our revenue and, thus, our future operating results could be adversely impacted.

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

To date, we have derived most of our revenue from retail customers.  In the nine months ended November 30, 2011, we generated approximately 77% of our revenue from sales to retail customers, while we generated approximately 23% of our revenue from sales to CP companies.  In the nine months ended November 30, 2010, we generated approximately 81% of our revenue from sales to retail customers while we generated approximately 19% of our revenue from sales to CP companies.  In order to grow our revenue and to achieve our long-term strategic objectives, including growth of our retail and CP customer network, it is important for us to expand our sales to derive a more significant portion of our revenue from new and existing CP customers (including through our recent acquisition of M-Factor), and for those companies to actively participate in our collaborative network strategy.  If CP companies do not widely accept our software, our revenue growth and business will be harmed.

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

Our international operations are not significant.  In the nine months ended November 30, 2011 and the twelve months ended February 28, 2011, respectively, approximately 15% and 13% of our revenue was attributable to sales to companies located outside the United States.  The limited scope of our international operations to date increases the risk that any international expansion efforts that we may undertake will not be successful. In addition, conducting international operations subjects us to new risks that we have not generally faced in the United States. These include:

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

Portions of our software development, sustaining engineering, quality assurance and testing, operations and customer support are provided by Sonata Services Limited, or Sonata, a third party located in Shanghai, China, as well as to a more limited extent by a third party located in Russia and internal development resources in India.  As of November 30, 2011, in addition to our 179 employees in our operations, customer support, science, product management and engineering groups located in the United States, an additional 83 Sonata personnel were dedicated to our projects.  Remotely coordinating resources in China, Russia, and India requires significant management attention and substantial resources, and there can be no assurance that we will be successful in coordinating these activities. Furthermore, if there is a disruption to these operations, it will require that substantial management attention and time be devoted to achieving resolution. If our international third-party contractors were to stop providing these services or if there was widespread departure of their trained personnel, this could cause a disruption in our product development process, quality assurance and product release cycles and customer support organizations and require us to incur additional costs to replace and train new personnel.

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

We have expanded our overall business, headcount and operations in recent periods. For instance, our headcount grew from 198 employees at February 28, 2007 to 351 employees at November 30, 2011.  Headcount in research and development increased from 99 employees at February 28, 2007 to 136 employees at November 30, 2011.  We may need to continue to expand our operations in order to increase our customer base and to develop additional software. Increases in our customer base could create challenges in our ability to implement our software and support our customers. In addition, we will be required to continue to improve our operational, financial and management controls and our reporting procedures. As a result, we may be unable to manage our business effectively in the future, which may negatively impact our operating results.

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

We have from time to time become involved in legal matters that arise in the normal course of business and otherwise. For example, we are currently involved in arbitration proceedings with an M-Factor customer associated with that customer’s failure to pay amounts due under, and purported termination of, their agreement with M-Factor relating to certain services.  We are continuing to assess the impact of this dispute.  There can be no assurance that this matter or other third party claims and litigation that may arise in the future will not have a material adverse effect on our business, financial position, results of operations, or cash flows, including a loss of customers, or subject us to significant financial or other remedies.

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

At November 30, 2011, our directors, executive officers and holders of ten percent or more of our common stock beneficially owned, in the aggregate, approximately 20.7% of our outstanding common stock.  As a result, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit your ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

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
2.1

Agreement and Plan of Merger , dated December 7, 2011, by and among International Business Machines Corporation, Cudgee Acquisition Corp., and Registrant (incorporated by reference to Exhibit 2.1 of Registrant’s Current Report on Form 8-K (File No. 001-33634), filed with the SEC on December 8, 2011)

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

101**

Interactive data files (XBRL) pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of November 30, 2011 and February 28, 2011, (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended November 30, 2011 and 2010, (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended November 30, 2011 and 2010 and (iv) the Notes to Condensed Consolidated Financial Statements

*            This certification is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of DemandTec, Inc. under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

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

Dated: January 6, 2012

DemandTec, Inc.

By:	/s/ Mark A. Culhane
Mark A. Culhane
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit
No.	Description
2.1

Agreement and Plan of Merger , dated December 7, 2011, by and among International Business Machines Corporation, Cudgee Acquisition Corp., and Registrant (incorporated by reference to Exhibit 2.1 of Registrant’s Current Report on Form 8-K (File No. 001-33634), filed with the SEC on December 8, 2011)

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

101**

Interactive data files (XBRL) pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of November 30, 2011 and February 28, 2011, (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended November 30, 2011 and 2010, (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended November 30, 2011 and 2010 and (iv) the Notes to Condensed Consolidated Financial Statements

*                 This certification is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of DemandTec, Inc. under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

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